Form 10-Q
period 2023-03-31
METLIFE INC
filed 2023-05-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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

At April 28, 2023, 765,820,886 shares of the registrant’s common stock were outstanding.

As used in this Form 10‑Q, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “are confident,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, future sales efforts, future expenses, the outcome of contingencies such as legal proceedings, and future trends in operations and financial results.
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $193 and $183, respectively); and amortized cost: $304,962 and $306,025, respectively	$283,854	$276,780
Equity securities, at estimated fair value	1,695	1,684
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,063	9,668
Mortgage loans (net of allowance for credit loss of $692 and $527, respectively)	85,572	83,763
Policy loans	8,863	8,874
Real estate and real estate joint ventures (includes $294 and $299, respectively, under the fair value option)	13,155	13,137
Other limited partnership interests	14,437	14,414
Short-term investments, principally at estimated fair value	4,184	4,935
Other invested assets (net of allowance for credit loss of $25 and $26, respectively; includes $2,050 and $1,926, respectively, of leveraged and direct financing leases; $333 and $326, respectively, relating to variable interest entities)	19,479	20,038
Total investments	441,302	433,293
Cash and cash equivalents, principally at estimated fair value	18,456	20,195
Accrued investment income	3,554	3,446
Premiums, reinsurance and other receivables	18,692	17,364
Market risk benefits, at estimated fair value	227	280
Deferred policy acquisition costs and value of business acquired	19,976	19,653
Current income tax recoverable	—	42
Deferred income tax asset	2,257	2,439
Goodwill	9,379	9,297
Other assets	12,006	11,025
Separate account assets	148,417	146,038
Total assets	$674,266	$663,072
Liabilities and Equity
Liabilities
Future policy benefits	$191,741	$187,222
Policyholder account balances	212,569	210,597
Market risk benefits, at estimated fair value	3,869	3,763
Other policy-related balances	19,598	18,424
Policyholder dividends payable	356	387
Payables for collateral under securities loaned and other transactions	19,863	20,937
Short-term debt	168	175
Long-term debt	14,622	14,647
Collateral financing arrangement	704	716
Junior subordinated debt securities	3,159	3,158
Current income tax payable	554	—
Deferred income tax liability	1,111	950
Other liabilities	25,112	25,933
Separate account liabilities	148,417	146,038
Total liabilities	641,843	632,947
Contingencies, Commitments and Guarantees (Note 18)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,191,525,076 and 1,189,831,471 shares issued, respectively; 769,179,074 and 779,098,414 shares outstanding, respectively	12	12
Additional paid-in capital	33,617	33,616
Retained earnings	39,957	40,332
Treasury stock, at cost; 422,346,002 and 410,733,057 shares, respectively	(22,245)	(21,458)
Accumulated other comprehensive income (loss)	(19,147)	(22,621)
Total MetLife, Inc.’s stockholders’ equity	32,194	29,881
Noncontrolling interests	229	244
Total equity	32,423	30,125
Total liabilities and equity	$674,266	$663,072
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues
Premiums	$9,589	$10,617
Universal life and investment-type product policy fees	1,289	1,312
Net investment income	4,645	4,284
Other revenues	639	660
Net investment gains (losses)	(684)	(517)
Net derivative gains (losses)	(90)	(951)
Total revenues	15,388	15,405
Expenses
Policyholder benefits and claims	9,872	11,174
Policyholder liability remeasurement (gains) losses	(9)	(41)
Market risk benefits remeasurement (gains) losses	188	(1,440)
Interest credited to policyholder account balances	1,864	626
Policyholder dividends	159	199
Other expenses	3,057	2,952
Total expenses	15,131	13,470
Income (loss) before provision for income tax	257	1,935
Provision for income tax expense (benefit)	172	296
Net income (loss)	85	1,639
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to MetLife, Inc.	80	1,634
Less: Preferred stock dividends	66	63
Net income (loss) available to MetLife, Inc.’s common shareholders	$14	$1,571
Comprehensive income (loss)	$3,541	$(5,956)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	(13)	3
Comprehensive income (loss) attributable to MetLife, Inc.	$3,554	$(5,959)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.02	$1.91
Diluted	$0.02	$1.89

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $7 million of excise tax)					(787)		(787)		(787)
Stock-based compensation			1				1		1
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.500)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				80			80	5	85
Other comprehensive income (loss), net of income tax						3,474	3,474	(18)	3,456
Balance at March 31, 2023	$—	$12	$33,617	$39,957	$(22,245)	$(19,147)	$32,194	$229	$32,423

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$36,831	$(18,157)	$(2,451)	$49,746	$267	$50,013
Treasury stock acquired in connection with share repurchases					(915)		(915)		(915)
Stock-based compensation			20				20		20
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(397)			(397)		(397)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				1,634			1,634	5	1,639
Other comprehensive income (loss), net of income tax						(7,593)	(7,593)	(2)	(7,595)
Balance at March 31, 2022	$—	$12	$33,531	$38,005	$(19,072)	$(10,044)	$42,432	$271	$42,703
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$2,026	$2,040
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	18,737	19,737
Equity securities	61	384
Mortgage loans	1,345	3,404
Real estate and real estate joint ventures	26	83
Other limited partnership interests	294	901
Short-term investments	3,448	7,250
Purchases and originations of:
Fixed maturity securities available-for-sale	(18,220)	(22,616)
Equity securities	(3)	(133)
Mortgage loans	(3,092)	(3,956)
Real estate and real estate joint ventures	(259)	(286)
Other limited partnership interests	(435)	(761)
Short-term investments	(2,716)	(3,264)
Cash received in connection with freestanding derivatives	1,200	1,092
Cash paid in connection with freestanding derivatives	(1,546)	(1,914)
Purchases of investments in operating joint ventures	—	(240)
Net change in policy loans	(4)	35
Net change in other invested assets	(243)	(223)
Other, net	(97)	81
Net cash provided by (used in) investing activities	(1,504)	(426)
Cash flows from financing activities
Policyholder account balances:
Deposits	26,963	28,463
Withdrawals	(26,885)	(23,867)
Net change in payables for collateral under securities loaned and other transactions	(1,066)	(1,331)
Long-term debt issued	1,000	—
Long-term debt repaid	(1,012)	(10)
Collateral financing arrangement repaid	(12)	(12)
Financing element on certain derivative instruments and other derivative related transactions, net	60	105
Treasury stock acquired in connection with share repurchases	(780)	(940)
Dividends on preferred stock	(66)	(63)
Dividends on common stock	(389)	(397)
Other, net	(108)	(83)
Net cash provided by (used in) financing activities	(2,295)	1,865
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	34	(84)
Change in cash and cash equivalents	(1,739)	3,395
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,195	20,116
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$18,456	$23,511
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$69
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$23
Cash and cash equivalents, beginning of period	$20,195	$20,047
Cash and cash equivalents, end of period	$18,456	$23,488

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$183	$150
Income tax	$171	$95
Non-cash transactions:
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$795	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$1,258

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. Except for balances affected by the adoption of Accounting Standards Update (“ASU”) 2018-12 noted below, the December 31, 2022 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2022 Annual Report.
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021 (the “Transition Date”). Adoption of LDTI impacted the Company’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these interim condensed consolidated financial statements which were previously presented, have been revised to conform with the current year accounting and presentation under LDTI. Disclosures as of the Transition Date are reflected in summary within “— Recent Accounting Pronouncements — Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts,” and in further detail (at the disaggregated level) within Notes 3, 4, 5 and 7.
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
Cash flows from short term investments in the prior years’ Interim Condensed Consolidated Statement of Cash Flows, which were previously presented net, have been revised to gross presentation to conform with the current year presentation. The revision in presentation was not material to the previously presented financial statements.
Summary of Significant Accounting Policies
The following table presents the Company’s significant accounting policies which have changed as a result of the adoption of LDTI with cross-references to the notes which provide additional information on such policies.

Accounting Policy	Note
Future Policy Benefit Liabilities	3
Policyholder Account Balances	4
Market Risk Benefits	5
Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	7
Derivatives	10
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to, most whole and term life & endowment products, accident & health, fixed annuities, pension risk transfers, structured settlements, institutional income annuities and long-term care products. Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which are generally considered their own cohort. Contracts from different subsidiaries or branches, issue years, benefit currency and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized, where net premiums (i.e., the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses) under the contract are accrued each period as an FPB. The NPR used to accrue the FPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort.
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Upon transition to LDTI, generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the Transition Date or inception (for contracts sold after the Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact on the change in the NPR based on experience at end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the Transition Date for contracts issued prior to the Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, a cohort level locked-in discount rate was developed that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the Transition Date, the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
The Company generally interprets the upper-medium grade discount rate to be a rate comparable to that of a U.S. corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined by using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. The last liquid point on the upper-medium grade discount curve for each jurisdiction grades to an ultimate forward rate, which is derived using assumptions of economic growth, inflation, and a long-term upper-medium grade spread.
The table below summarizes the market data and spreads applied to determine the upper-medium grade discount rate for products issued in key jurisdictions that are included in the disaggregated rollforwards in Note 3.

Disaggregated rollforwards	Jurisdiction	Observable base curve	Spread applied to derive upper-medium grade discount rate
U.S. Annuities, MetLife Holdings Long-term Care	United States	Single A curve	No spread applied as there is an observable single A base discount curve.
Asia - Whole and Term Life & Endowments, Asia - Accident & Health	Japan	Japanese government bond yield
A spread is applied based on local corporate bonds whose credit is deemed to approximate single A bonds. The spread is based on weighted average bond yields up to 10 years and held flat for years 10 to 30.

	Korea	Korean government bond yield
A spread is applied based on local corporate bonds whose credit is deemed to approximate single A bonds. The spread is based on weighted average bond yields up to five years and held flat for years five to 30.

Latin America Fixed Annuities	Chile	Chilean government bond yield
A blended spread is applied based on local corporate bonds whose credit is deemed to approximate single A bonds. The spread is based on weighted average bond yields up to 10 years and held flat for years 10 to 25.

	Mexico	Mexican government bond yield
There are few public corporate bonds denominated in Mexican pesos with a credit rating higher than sovereign bonds. Therefore, a spread is applied based on local corporate bond yields to approximate a single A equivalent bond.

For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes a FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefit payments and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
Traditional participating products
The Company establishes FPBs for traditional participating contracts in the U.S., which include whole and term life participating contracts in both the open and closed block using a net premium approach, similar to traditional non-participating contracts. However, for participating contracts, the discount rate and actuarial assumptions are locked in at inception, include a provision for adverse deviation, and all changes in the associated FPBs are reported within policyholder benefits and claims. See Note 8 for additional information on the closed block. For traditional participating contracts, the Company reviews its estimates of actuarial liabilities for future benefits and compares them with current best estimate assumptions. The Company revises estimates, to increase FPBs, if the Company determines that the liabilities previously established for future benefit payments less future expected net premiums in the aggregate for this line of business prove inadequate.
Additional Insurance Liabilities
Liabilities for universal, variable universal, and variable life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The additional insurance liabilities are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity indices, such as the S&P Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
The resulting remeasurement (gain) loss recorded through net income reflects the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
Subsequent to the Transition Date, for annuitization benefits, future benefits expected to be paid during the annuitization phase are discounted using an upper-medium grade discount rate to determine the excess benefit upon annuitization. The discount rate is not locked in for expected annuitization benefits, and is required to be updated quarterly, consistent with other components of the annuitization benefit cash flows. Changes in the discount rate applied to the future annuitization payments are reflected in net income.
Premium Deficiency Reserves on Short-Duration Contracts
Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses and certain expenses that exceed unearned premiums. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts.
Policyholder Account Balances
Policyholder account balances (“PABs”) represents the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (equity price, interest rate, and/or foreign currency exchange risk) and subsequently protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
All identified MRBs are required to be measured at estimated fair value, whether the contract or contract feature represents a direct, assumed or ceded capital market risk. All MRBs in an asset position are aggregated and presented as an asset, and all MRBs in a liability position are aggregated and presented as a liability. Changes in the estimated fair value of MRBs are recognized in net income, except for the portion of the fair value change attributable to the change in nonperformance risk of the Company which is recorded as a separate component of OCI.
The Company generally uses an attributed fee approach to value MRBs, where the attributed fee is determined at contract inception by estimating the fair value of expected future benefits and the expected future fees. The attributed fee percentage is the portion of the expected future fees due from contractholders deemed necessary at contract inception to fund all future expected benefits. This typically results in a zero fair value for the MRB at inception. The estimated fair value of the expected future benefits is estimated using a stochastically-generated set of risk-neutral scenarios. Once calculated, the attributed fee percentage is fixed and does not change over the life of the contract. All fees due from contractholders (or payable to reinsurers in the case of ceded MRBs) in excess of the attributed fees are reported in universal life and investment-type product policy fees.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue (“UREV”) liabilities, obligations assumed under structured settlement assignments, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative value of business acquired (“VOBA”).
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, dental and vision claims. In addition, generally included in other policy-related balances are claims which have been reported but not yet settled for death, dental and vision. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
The Company accounts for the prepayment of premiums on its individual life, group life and health contracts as premiums received in advance. These amounts are then recognized in premiums when due.
The UREV liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as unearned revenue and amortized on a basis consistent with the methodologies and assumptions used for amortizing deferred policy acquisition costs (“DAC”) for the related contracts. Changes in the UREV liability for each period (representing deferrals less amortization) are reported in universal life and investment-type product policy fees.
See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles” for a discussion of negative VOBA.
Recognition of Insurance Revenues and Deposits
Premiums related to whole and term life & endowment products, individual accident & health, disability, individual and group fixed annuities (including pension risk transfers, certain structured settlements, and certain income annuities), long-term care and participating products are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred as a DPL and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the present value of expected future policy benefit payments.
Premiums related to short-duration non-medical health and disability, accident & health, and certain credit insurance contracts are recognized on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are reflected as liabilities until earned.
Deposits related to universal life and investment-type products are credited to PABs. Revenues from such contracts consist of fees for mortality, policy administration and surrender charges and are recorded in universal life and investment-type product policy fees in the period in which services are provided. All fees due from contractholders (or payable to reinsurers in the case of ceded MRBs) in excess of the attributed fees on contracts with MRBs are reported in universal life and investment-type product policy fees. Amounts that are charged to earnings include interest credited and benefit claims incurred in excess of related PABs.
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
VOBA is an intangible asset resulting from a business combination that represents the excess of book value over the estimated fair value of acquired insurance, annuity, and investment-type contracts in-force at the acquisition date. The estimated fair value of the acquired liabilities is based on projections, by each block of business, of future policy and contract charges, premiums, mortality and morbidity, separate account performance, surrenders, operating expenses, investment returns, nonperformance risk adjustment and other factors. Actual experience with the purchased business may vary from these projections. VOBA is subject to periodic recoverability testing for traditional life and limited-payment contracts, as well as universal life type contracts.
Beginning on the Transition Date, DAC and VOBA for most long-duration products are amortized on a constant-level basis that approximates straight-line amortization on an individual contract basis. The DAC and VOBA related to U.S. annuities are amortized over expected benefit payments, and for all other long-duration products are generally amortized in proportion to policy count. For short-duration products, DAC and VOBA are amortized in proportion to actual and expected future earned premiums.
DAC and VOBA are aggregated on the financial statements for reporting purposes. See Note 7 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $136 million and $133 million at March 31, 2023 and December 31, 2022, respectively.
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
For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as an additional insurance liability included in other policy-related balances. The estimated fair value of the in-force contract obligations is based on projections by each block of business. Negative VOBA is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC for the related contracts. Such amortization is recorded as an offset in other expenses.
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
The reinsurance recoverable for traditional non-participating and limited-payment contracts is generally measured using a net premium methodology to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts; and is updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The locked-in discount rate used to measure changes in the reinsurance recoverable recorded in net income was established at the Transition Date, or at the inception of the reinsurance coverage for new reinsurance agreements entered into subsequent to the Transition Date. The reinsurance recoverable is remeasured to an upper-medium grade discount rate through OCI at each reporting date, similar to the underlying reinsured contracts. The reinsurance recoverable for other long-duration contracts and associated contract features is measured using assumptions and methods generally consistent with the underlying direct policies, except that for reinsured MRBs, the entire change in fair value is recognized in net income each reporting period.
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent amounts paid (received) on the reinsurance of in-force blocks, as well as amounts paid (received) related to new business, are recorded as ceded (assumed) premiums; and ceded (assumed) premiums, reinsurance and other receivables (future policy benefits) are established.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Net investment income	•	Economic hedges of equity method investments in joint ventures
	•	Derivatives held within contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”)
	•	Economic hedges of fair value option securities (“FVO Securities”) which are linked to equity indices
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
Embedded Derivatives
As discussed above, certain guarantees previously accounted for as embedded derivatives are accounted for as MRBs upon adoption of LDTI. The Company issues certain products and investment contracts and is a party to certain reinsurance agreements that have embedded derivatives. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated. The embedded derivative is bifurcated from the host contract and accounted for as a freestanding derivative if:
•the contract or contract feature does not meet the definition of a MRB (as a result of the adoption of LDTI);
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
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
The Company adopted LDTI effective January 1, 2023 with a Transition Date of January 1, 2021. The standard required a full retrospective transition approach for MRBs, and allowed for a transition method election for FPBs and DAC, as well as other balances that have historically been amortized in a manner consistent with DAC. The Company has elected the modified retrospective transition approach for all FPBs, DAC, and related balances on all long-duration contracts, subject to the transition provisions. Additionally, an amendment in LDTI allowed entities to make an accounting policy election to exclude certain sold or disposed contracts or legal entities from application of the transition guidance. The Company did not make such an election.
Under the modified retrospective approach, the Company was required to establish LDTI-compliant FPBs, DAC and related balances for the Company’s Transition Date opening balance sheet by utilizing the Company’s December 31, 2020 balances with certain adjustments as described below.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Other Assets	Future Policy Benefits	Policyholder Account Balances	Other Policy-related Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$17,870	$16,389	$11,685	$206,656	$205,176	$17,101	$—	$11,008	$36,491	$18,072
Reclassification of carrying amount of contracts and contract features that are market risk benefits	(59)	—	—	(1,818)	(958)	(72)	2,789	—	—	—
Adjustments for the difference between previous carrying amount and fair value measurement for market risk benefits	(12)	—	—	—	—	—	5,112	(1,079)	(4,121)	76
Removal of related amounts in accumulated other comprehensive income	—	4,007	42	(7,911)	—	1,043	—	2,405	—	8,512
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	719	—	—	—	(160)	(527)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	351	—	—	34,119	—	—	—	(7,438)	—	(26,330)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	19	—	—	83	—	—	—	(13)	(42)	(9)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(32)	21	15	(7,490)	7,519	(40)	—	—	23	(6)
Balances as adjusted, January 1, 2021	$18,169	$20,417	$11,742	$224,358	$211,737	$18,032	$7,901	$4,723	$31,824	$315

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Transition Date impacts associated with the implementation of LDTI were applied as follows:
Market Risk Benefits (See Note 5)
The full retrospective transition approach for MRBs required assessing products to determine whether contract or contract features expose the Company to other than nominal capital market risk. The population of MRBs identified was then reviewed to determine the historical measurement model prior to adoption of LDTI. If the MRB was a bifurcated embedded derivative prior to the adoption of LDTI, the existing measurement approach was retained, except that the fair value of the MRB at inception was recalculated to isolate the contract issue date nonperformance risk of the Company.
If, prior to the adoption of LDTI, the MRB was partially a bifurcated embedded derivative (e.g., a contract with multiple features where one was a bifurcated embedded derivative and one was an additional insurance liability), or was accounted for under a different model, the at-inception attributed fee ratio was calculated for every identified MRB, and using the at inception attributed fee ratio, the fair value of the MRB at the contract issue date was calculated to isolate the contract issue date nonperformance risk of the Company.
At the Transition Date, the impacts to the financial statements of the full retrospective approach for MRBs include the following:
•The amounts previously recorded for these contracts within additional insurance liabilities, embedded derivatives, and other insurance liabilities were reclassified to MRB liabilities;
•The difference between the fair value of the MRBs and the previously recorded carrying value at the Transition Date, excluding the cumulative effect of changes in nonperformance risk of the Company, was recorded as an adjustment to the opening balance of retained earnings;
•The cumulative effect of changes in nonperformance risk between the contract issue date and the Transition Date was recorded as an adjustment to opening accumulated OCI (“AOCI”) as of the Transition Date; and
•Corresponding reinsured MRB balances were established at the Transition Date, with changes in counterparty credit risk recorded in opening retained earnings as of the Transition Date and are classified within premiums, reinsurance and other receivables.
Future Policy Benefits (See Note 3)
Traditional Non-participating Long-duration products
•Loss recognition balances related to unrealized investment gains associated with certain long-duration products previously recorded in AOCI were removed;
•Contracts in-force as of the Transition Date were grouped into cohorts; a revised NPR was calculated for each cohort using the existing Transition Date balance, best estimate cash flow assumptions without a provision for adverse deviation, and the historical discount rates used for the contracts within the cohort prior to the adoption of LDTI (the “locked-in” discount rate). For any cohorts where the net premiums exceeded gross premiums (NPR exceeded 100%), the FPB was increased for the excess of net premiums over gross premiums, with a corresponding adjustment recorded to opening retained earnings as of the Transition Date;
•The difference between the FPB balance calculated at the current upper-medium grade discount rate and the FPB balance calculated at the locked-in discount rate was recorded as an adjustment to opening AOCI as of the Transition Date; and
•Corresponding adjustments were made to ceded reinsurance balances.
Limited-payment Long-duration products
Limited-payment long-duration products transition to LDTI follows a similar approach to traditional non-participating products, except that these product cohorts may have a DPL which is adjusted at the Transition Date. If an increase to FPB depleted the DPL, the remaining adjustment was recorded to opening retained earnings as of the Transition Date.
Additional insurance liabilities
•The contracts and contract features that met the definition of a MRB were reclassified;

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•The impact of updating assessments used in the calculation of the additional insurance liabilities to reflect the constant margin amortization basis for UREV liabilities was recorded as an adjustment to opening retained earnings and AOCI; and
•Corresponding adjustments were made to ceded reinsurance balances.
DAC and other balances to be amortized in a manner consistent with DAC (VOBA, DSI and UREV) (See Note 7 for information on DAC, VOBA and UREV)
The opening balances of these accounts were adjusted for removal of the related amounts in AOCI, as these balances are no longer amortized using expected future gross premiums, margins, profits or earned premiums.
Other balance sheet reclassifications and adjustments at LDTI adoption (See Notes 3, 4 and 7)
Individual income annuities reclassification
Prior to the Transition Date, the Company classified all structured settlement and institutional income annuity products within FPBs. While the pre-LDTI GAAP reserving model was the same for these products, upon transition to LDTI, the reserving model for a subset of these products changed, requiring the Company to reclassify $7.4 billion of FPBs to PABs at the Transition Date.
Other reclassifications and adjustments
Other minor reclassifications and adjustments were made to conform to LDTI presentation requirements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated balance sheet:

	December 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Assets
Premiums, reinsurance and other receivables	$17,461	$(97)	$17,364
Market risk benefits	$—	$280	$280
Deferred policy acquisition costs and value of business acquired	$22,983	$(3,330)	$19,653
Deferred income tax asset	$2,830	$(391)	$2,439
Other assets	$11,026	$(1)	$11,025
Total assets	$666,611	$(3,539)	$663,072

Liabilities
Future policy benefits	$204,228	$(17,006)	$187,222
Policyholder account balances	$203,082	$7,515	$210,597
Market risk benefits	$—	$3,763	$3,763
Other policy-related balances	$19,651	$(1,227)	$18,424
Deferred income tax liability	$325	$625	$950
Other liabilities	$25,980	$(47)	$25,933
Total liabilities	$639,324	$(6,377)	$632,947

Equity
Retained earnings	$41,953	$(1,621)	$40,332
Accumulated other comprehensive income (loss)	$(27,083)	$4,462	$(22,621)
Total MetLife, Inc.'s stockholders' equity	$27,040	$2,841	$29,881
Noncontrolling interests	$247	$(3)	$244
Total equity	$27,287	$2,838	$30,125
Total liabilities and equity	$666,611	$(3,539)	$663,072

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of operations and comprehensive income (loss):

	Three Months Ended March 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$10,771	$(154)	$10,617
Universal life and investment-type product policy fees	$1,418	$(106)	$1,312
Net investment gains (losses)	$(518)	$1	$(517)
Net derivative gains (losses)	$(859)	$(92)	$(951)
Total revenues	$15,756	$(351)	$15,405
Expenses
Policyholder benefits and claims	$11,193	$(19)	$11,174
Policyholder liability remeasurement (gains) losses	$—	$(41)	$(41)
Market risk benefits remeasurement (gains) losses	$—	$(1,440)	$(1,440)
Interest credited to policyholder account balances	$630	$(4)	$626
Policyholder dividends	$198	$1	$199
Other expenses	$3,020	$(68)	$2,952
Total expenses	$15,041	$(1,571)	$13,470
Income (loss) from before provisions for income taxes	$715	$1,220	$1,935
Provision for income tax expense (benefit)	$41	$255	$296
Net income (loss)	$674	$965	$1,639
Net income (loss) attributable to MetLife, Inc.	$669	$965	$1,634
Net income (loss) available to MetLife, Inc.'s common shareholders	$606	$965	$1,571
Comprehensive income (loss)	$(12,159)	$6,203	$(5,956)
Comprehensive income (loss) attributable to MetLife, Inc.	$(12,162)	$6,203	$(5,959)
Net income (loss) available to MetLife, Inc.'s common shareholders per common share:
Basic	$0.74	$1.17	$1.91
Diluted	$0.73	$1.16	$1.89

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statements of equity:

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$41,197	$(4,366)	$36,831
Net income (loss)	$669	$965	$1,634
Balance at March 31, 2022	$41,406	$(3,401)	$38,005
Balance at December 31, 2022	$41,953	$(1,621)	$40,332
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$10,919	$(13,370)	$(2,451)
Other comprehensive income (loss), net of income tax	$(12,831)	$5,238	$(7,593)
Balance at March 31, 2022	$(1,912)	$(8,132)	$(10,044)
Balance at December 31, 2022	$(27,083)	$4,462	$(22,621)
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2021	$67,482	$(17,736)	$49,746
Balance at March 31, 2022	$53,965	$(11,533)	$42,432
Balance at December 31, 2022	$27,040	$2,841	$29,881
Noncontrolling Interests
Balance at December 31, 2021	$267	$—	$267
Change in equity of noncontrolling interests	$2	$(1)	$1
Net income (loss)	$5	$—	$5
Other comprehensive income (loss), net of income tax	$(2)	$—	$(2)
Balance at March 31, 2022	$272	$(1)	$271
Balance at December 31, 2022	$247	$(3)	$244
Total Equity
Balance at December 31, 2021	$67,749	$(17,736)	$50,013
Balance at March 31, 2022	$54,237	$(11,534)	$42,703
Balance at December 31, 2022	$27,287	$2,838	$30,125
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Three Months Ended March 31, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Net cash provided by (used in) operating activities	$1,954	$86	$2,040
Cash flows from financing activities
Policyholder account balances - deposits	$28,335	$128	$28,463
Policyholder account balances - withdrawals	$(23,653)	$(214)	$(23,867)
Net cash provided by (used in) financing activities	$1,951	$(86)	$1,865

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Adopted Accounting Pronouncements
The table below describes the impacts of the other ASUs adopted by the Company.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in the new ASU eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that a public business entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023, the Company adopted, using a prospective approach.	The adoption of the new guidance has reduced the complexity involved with evaluating and accounting for certain loan modifications. The Company has included the required disclosures within its interim condensed consolidated financial statements.
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
Effective for contract modifications made between March 12, 2020 and December 31, 2024.	The guidance has reduced the operational and financial impacts of contract modifications that replace a reference rate, such as London Interbank Offered Rate, affected by reference rate reform.

Contract modifications for invested assets and derivative instruments occurred during 2021 and 2022 and have continued into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. In addition, disclosures describing the nature of the investments and related income tax credits and benefits will be required.	January 1, 2024, to be applied on either a modified retrospective or a retrospective basis subject to certain exceptions (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its interim condensed consolidated financial statements.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The adoption of LDTI impacted the Company’s calculation of adjusted earnings. With the adoption of LDTI, the measurement model was simplified for DAC and VOBA, and most embedded derivatives were reclassified as MRBs. As a result, the Company updated its calculation of adjusted earnings to remove certain adjustments related to the amortization of DAC, VOBA and related intangibles and adjusted for changes in measurement of certain guarantees. Under LDTI, adjusted earnings excludes changes in fair value associated with MRBs, changes in discount rates on certain annuitization guarantees, losses at contract inception for certain single premium business, and asymmetrical accounting associated with in-force reinsurance. All periods presented herein reflect the updated calculation of adjusted earnings.
Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax.
These financial measures focus on the Company’s primary businesses principally by excluding the impact of (i) market volatility which could distort trends, (ii) asymmetrical and non-economic accounting, and (iii) revenues and costs related to divested businesses, non-core products and certain entities required to be consolidated under GAAP. Also, these measures exclude results of discontinued operations under GAAP.
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), MRBs remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
Asymmetrical and non-economic accounting adjustments are made to the line items indicated in calculating adjusted earnings:
•Net investment income includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
•Other revenues include settlements of foreign currency earnings hedges.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, and (iii) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to PABs excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments.
Divested businesses are those that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP.
Other adjustments are made to the line items indicated in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities.
•Other revenues include fee revenue on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•Other expenses exclude (i) implementation of new insurance regulatory requirements and other costs, and (ii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. The Company’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. The adoption of LDTI resulted in changes to the economic capital model. The changes related to this adoption do not represent a change in the composition of the segments and in accordance with GAAP guidance for segment reporting, the Company will apply the changes to the economic capital model prospectively and did not update the economic model for 2022 and 2021.
Segment net investment income is credited or charged based on the level of allocated equity; however, changes in allocated equity do not impact the Company’s consolidated net investment income, net income (loss) or adjusted earnings.
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. With the adoption of LDTI, net investment income was reallocated for certain segments to reflect the impact of the change to certain liability balances, with no impact to consolidated net investment income. Other costs are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2023	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,952	$1,377	$1,025	$496	$723	$16	$9,589	$—	$9,589
Universal life and investment-type product policy fees	297	397	335	77	183	—	1,289	—	1,289
Net investment income	2,124	881	379	45	1,127	50	4,606	39	4,645
Other revenues	448	20	12	8	53	101	642	(3)	639
Net investment gains (losses)	—	—	—	—	—	—	—	(684)	(684)
Net derivative gains (losses)	—	—	—	—	—	—	—	(90)	(90)
Total revenues	8,821	2,675	1,751	626	2,086	167	16,126	(738)	15,388
Expenses
Policyholder benefits and claims and policyholder dividends	6,219	1,130	966	261	1,369	16	9,961	70	10,031
Policyholder liability remeasurement (gains) losses	(33)	11	(4)	(3)	20	—	(9)	—	(9)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	188	188
Interest credited to policyholder account balances	692	536	99	16	199	—	1,542	322	1,864
Capitalization of DAC	(51)	(401)	(151)	(108)	(6)	(1)	(718)	—	(718)
Amortization of DAC and VOBA	17	193	106	85	68	1	470	—	470
Amortization of negative VOBA	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	3	—	2	—	3	247	255	—	255
Other expenses	1,078	807	430	300	238	177	3,030	27	3,057
Total expenses	7,925	2,270	1,448	550	1,891	440	14,524	607	15,131
Provision for income tax expense (benefit)	189	125	88	16	37	(103)	352	(180)	172
Adjusted earnings	$707	$280	$215	$60	$158	$(170)	1,250
Adjustments to:
Total revenues							(738)
Total expenses							(607)
Provision for income tax (expense) benefit							180
Net income (loss)							$85		$85

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,005	$1,552	$738	$509	$776	$(4)	$10,576	$41	$10,617
Universal life and investment-type product policy fees	298	403	289	83	228	—	1,301	11	1,312
Net investment income	1,874	1,242	322	41	1,393	120	4,992	(708)	4,284
Other revenues	426	21	9	9	44	101	610	50	660
Net investment gains (losses)	—	—	—	—	—	—	—	(517)	(517)
Net derivative gains (losses)	—	—	—	—	—	—	—	(951)	(951)
Total revenues	9,603	3,218	1,358	642	2,441	217	17,479	(2,074)	15,405
Expenses
Policyholder benefits and claims and policyholder dividends	7,417	1,271	780	276	1,482	(7)	11,219	154	11,373
Policyholder liability remeasurement (gains) losses	(23)	(24)	(14)	4	16	—	(41)	—	(41)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(1,440)	(1,440)
Interest credited to policyholder account balances	406	498	68	17	202	—	1,191	(565)	626
Capitalization of DAC	(32)	(388)	(111)	(101)	(6)	(3)	(641)	(11)	(652)
Amortization of DAC and VOBA	17	194	100	79	75	2	467	8	475
Amortization of negative VOBA	—	(7)	—	(1)	—	—	(8)	—	(8)
Interest expense on debt	2	—	3	—	1	219	225	—	225
Other expenses	979	837	349	296	236	136	2,833	79	2,912
Total expenses	8,766	2,381	1,175	570	2,006	347	15,245	(1,775)	13,470
Provision for income tax expense (benefit)	174	238	48	17	87	(88)	476	(180)	296
Adjusted earnings	$663	$599	$135	$55	$348	$(42)	1,758
Adjustments to:
Total revenues							(2,074)
Total expenses							1,775
Provision for income tax (expense) benefit							180
Net income (loss)							$1,639		$1,639

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S.	$252,200	$252,219
Asia	152,901	148,305
Latin America	69,148	63,687
EMEA	17,455	16,860
MetLife Holdings	151,213	148,749
Corporate & Other	31,349	33,252
Total	$674,266	$663,072
3. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.
The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	U.S. Annuities	Asia Whole and Term Life & Endowments	Asia Accident & Health	Latin America Fixed Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long-Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$66,030	$17,990	$16,330	$8,393	$14,281	$51,148	$19,128	$13,356	$206,656
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	—	—	—	(6,561)	—	(6,565)
Subtotal - pre-adoption balance, excluding additional liabilities	66,026	17,990	16,330	8,393	14,281	51,148	12,567	13,356	200,091
Removal of related amounts in AOCI	(5,914)	—	—	(295)	(1,210)	—	(492)	—	(7,911)
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	—	—	—	—	(176)	—	(176)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	337	51	154	121	—	—	56	—	719
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,834	4,386	285	2,869	8,270	—	2,475	—	34,119
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(7,416)	4	47	(1)	—	—	(124)	—	(7,490)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,897)	(225)	(691)	(570)	—	—	(275)	—	(4,658)
Balance, traditional and limited-payment contracts, at January 1, 2021	$65,970	$22,206	$16,125	$10,517	$21,341	$51,148	$14,031	$13,356	$214,694

Balance, deferred profit liabilities at January 1, 2021	$2,897	$225	$691	$570	$—	$—	$275	$—	$4,658

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—	$32	$—	$—		$1,052		$1,287
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	(15)	(66)	—	—		297		351
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—	—	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—	(2)	—	—		10		14
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$(15)	$(36)	$—	$—		$1,391		$1,684
__________________
(1)    LDTI requires separate disaggregated rollforwards of the additional insurance liabilities balance and the traditional and limited-payment FPBs. Therefore, the additional insurance liabilities and DPL amounts that are recorded in the FPB financial statement line item are removed to derive the opening balance of traditional and limited-payment contracts at the Transition Date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	Asia Variable Life	Asia Universal & Variable Universal Life	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,824	$788	$1,976	$1,977	$6,565
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	—	(1,642)	(1,642)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	—	—	38	45	83
Additional insurance liabilities at January 1, 2021	$1,824	$788	$2,014	$380	$5,006

Ceded recoverables on additional insurance liabilities at December 31, 2020	$—	$—	$719	$8	$727
Reclassification of carrying amount of contracts and contract features that are reinsured market risk benefits	—	—	—	(8)	(8)
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	—	—	1	—	1
Ceded recoverables on additional insurance liabilities at January 1, 2021	$—	$—	$720	$—	$720

Balance, traditional and limited-payment contracts, at January 1, 2021					$214,694
Balance, deferred profit liabilities at January 1, 2021					4,658
Balance, additional insurance liabilities at January 1, 2021					5,006
Total future policy benefits at January 1, 2021					$224,358
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$59,595	$58,495
Asia:
Whole and term life & endowments	13,498	12,792
Accident & health	11,177	10,040
Latin America - Fixed annuities	10,298	9,265
MetLife Holdings - Long-term care	14,617	13,845
Deferred Profit Liabilities:
U.S. - Annuities	3,384	3,327
Asia:
Whole and term life & endowments	531	510
Accident & health	777	760
Latin America - Fixed annuities	609	560
Additional Insurance Liabilities:
Asia:
Variable life	1,362	1,381
Universal and variable universal life	458	455
MetLife Holdings - Universal and variable universal life	2,198	2,156
MetLife Holdings - Participating life	50,114	50,371
Other long-duration (1)	10,212	10,101
Short-duration and other	12,911	13,164
Total	$191,741	$187,222
__________________
(1) This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for future policy benefits includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses.
U.S. - Annuities
The U.S segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(16)	—
Adjusted balance	(16)	—
Issuances	236	1,353
Net premiums collected	(220)	(1,353)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$58,695	$62,954

Balance, beginning of period, at original discount rate	$61,426	$50,890
Effect of actual variances from expected experience (1)	(116)	(55)
Adjusted balance	61,310	50,835
Issuances	234	1,352
Interest accrual	703	587
Benefit payments	(1,372)	(1,091)
Ending balance at original discount rate	60,875	51,683
Effect of changes in discount rate assumptions	(1,202)	6,105
Balance, end of period, at current discount rate at balance sheet date	59,673	57,788

Cumulative amount of fair value hedging adjustments	(78)	366
Net liability for future policy benefits, exclusive of net premiums	59,595	58,154
Less: Reinsurance recoverable	—	271
Net liability for future policy benefits, exclusive of net premiums, after reinsurance	$59,595	$57,883

Undiscounted - Expected future benefit payments	$113,912	$97,388
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$59,673	$57,788
Weighted-average duration of the liability	9 years	11 years
Weighted-average interest accretion (original locked-in) rate	4.7%	4.7%
Weighted-average current discount rate at balance sheet date	5.1%	3.7%
_________________
(1)    For the three months ended March 31, 2023 and 2022, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $71 million and $36 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the U.S. segment’s annuities products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
For the three months ended March 31, 2023, the effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements.
For the three months ended March 31, 2022, the effect of actual variances from expected experience was primarily driven by increased mortality.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance contracts to customers. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,682	$5,986

Balance, beginning of period, at original discount rate	$4,943	$5,881
Effect of actual variances from expected experience	(22)	(27)
Adjusted balance	4,921	5,854
Issuances	141	38
Interest accrual	13	12
Net premiums collected	(153)	(175)
Effect of foreign currency translation and other, net	(44)	(281)
Ending balance at original discount rate	4,878	5,448
Effect of changes in discount rate assumptions	(201)	(5)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	3	(3)
Balance, end of period, at current discount rate at balance sheet date	$4,680	$5,440

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$17,463	$24,453

Balance, beginning of period, at original discount rate	$18,209	$21,276
Effect of actual variances from expected experience	(4)	(19)
Adjusted balance	18,205	21,257
Issuances	141	38
Interest accrual	93	99
Benefit payments	(340)	(419)
Effect of foreign currency translation and other, net	(220)	(949)
Ending balance at original discount rate	17,879	20,026
Effect of changes in discount rate assumptions	329	2,084
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(32)	(63)
Balance, end of period, at current discount rate at balance sheet date	18,176	22,047

Cumulative impact of flooring the future policyholder benefits reserve	2	7
Net liability for future policy benefits, exclusive of net premiums	13,498	16,614
Less: Amount due to reinsurer	(1)	(9)
Net liability for future policy benefits, exclusive of net premiums, after reinsurance	$13,499	$16,623

Undiscounted:
Expected future gross premiums	$9,309	$10,275
Expected future benefit payments	$28,009	$30,754
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$8,146	$9,416
Expected future benefit payments	$18,176	$22,047
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.5%	2.4%
Weighted-average current discount rate at balance sheet date	2.4%	1.7%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for Asia segment’s whole and term life & endowment products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, and morbidity.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$21,181	$26,543

Balance, beginning of period, at original discount rate	$22,594	$25,937
Effect of actual variances from expected experience	(55)	2
Adjusted balance	22,539	25,939
Issuances	257	423
Interest accrual	61	70
Net premiums collected	(546)	(594)
Effect of foreign currency translation and other, net	(225)	(1,261)
Ending balance at original discount rate	22,086	24,577
Effect of changes in discount rate assumptions	(1,051)	25
Effect of foreign currency translation on the effect of changes in discount rate assumptions	16	(10)
Balance, end of period, at current discount rate at balance sheet date	$21,051	$24,592

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$30,879	$41,874

Balance, beginning of period, at original discount rate	$37,189	$41,517
Effect of actual variances from expected experience	(60)	11
Adjusted balance	37,129	41,528
Issuances	256	425
Interest accrual	125	135
Benefit payments	(323)	(347)
Effect of foreign currency translation and other, net	(400)	(1,982)
Ending balance at original discount rate	36,787	39,759
Effect of changes in discount rate assumptions	(4,726)	(1,483)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	54	62
Balance, end of period, at current discount rate at balance sheet date	32,115	38,338

Cumulative impact of flooring the future policyholder benefits reserve	113	95
Net liability for future policy benefits, exclusive of net premiums	11,177	13,841
Less: Reinsurance recoverables/(Amount due to reinsurer)	155	(11)
Net liability for future policy benefits, exclusive of net premiums, after reinsurance	$11,022	$13,852

Undiscounted:
Expected future gross premiums	$42,544	$47,457
Expected future benefit payments	$47,574	$51,080
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$36,047	$42,593
Expected future benefit payments	$32,115	$38,338
Weighted-average duration of the liability	26 years	29 years
Weighted-average interest accretion (original locked-in) rate	1.8%	1.7%
Weighted-average current discount rate at balance sheet date	2.3%	1.7%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Asia segment’s accident & health products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, and morbidity.
Latin America - Fixed Annuities
The Latin America segment’s fixed annuities products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	1
Adjusted balance	—	1
Issuances	294	145
Interest accrual	2	—
Net premiums collected	(296)	(146)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$9,265	$7,343

Balance, beginning of period, at original discount rate	$8,240	$6,851
Effect of actual variances from expected experience (1)	(8)	(32)
Adjusted balance	8,232	6,819
Issuances	325	154
Interest accrual	85	71
Benefit payments	(162)	(147)
Inflation adjustment	116	170
Effect of foreign currency translation and other, net	649	555
Ending balance at original discount rate	9,245	7,622
Effect of changes in discount rate assumptions	976	609
Effect of foreign currency translation on the effect of changes in discount rate assumptions	77	43
Balance, end of period, at current discount rate at balance sheet date	10,298	8,274

Net liability for future policy benefits, exclusive of net premiums	$10,298	$8,274

Undiscounted - Expected future benefit payments	$14,095	$11,848
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$10,298	$8,274
Weighted-average duration of the liability	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.9%	4.0%
Weighted-average current discount rate at balance sheet date	2.7%	3.1%
__________________
(1)    For the three months ended March 31, 2023 and 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America fixed annuities products of $3 million and $17 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Latin America segment’s fixed annuities products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of actual variances from expected experience	26	87
Adjusted balance	5,833	5,786
Interest accrual	75	74
Net premiums collected	(146)	(145)
Ending balance at original discount rate	5,762	5,715
Effect of changes in discount rate assumptions	104	796
Balance, end of period, at current discount rate at balance sheet date	$5,866	$6,511

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of actual variances from expected experience	28	96
Adjusted balance	20,193	19,502
Interest accrual	266	257
Benefit payments	(191)	(170)
Ending balance at original discount rate	20,268	19,589
Effect of changes in discount rate assumptions	215	4,677
Balance, end of period, at current discount rate at balance sheet date	20,483	24,266

Net liability for future policy benefits, exclusive of net premiums	$14,617	$17,755

Undiscounted:
Expected future gross premiums	$11,053	$11,209
Expected future benefit payments	$45,741	$45,898
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,295	$8,210
Expected future benefit payments	$20,483	$24,266
Weighted-average duration of the liability	15 years	17 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.3%	3.9%

Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Rollforwards - Additional Insurance Liabilities
The Company establishes additional insurance liabilities for annuitization, death or other insurance benefits for variable life, universal life, and variable universal life contract features where the Company guarantees to the contractholder either a secondary guarantee or a guaranteed paid-up benefit. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.
The following information about the direct liability for additional insurance liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses.
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2023	2022	2023	2022
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,381	$1,595	$455	$655
Less: AOCI adjustment	—	—	(33)	56
Balance, beginning of period, before AOCI adjustment	1,381	1,595	488	599
Effect of actual variances from expected experience	(2)	1	(3)	(13)
Adjusted balance	1,379	1,596	485	586
Assessments accrual	(1)	(1)	(1)	—
Interest accrual	5	6	2	2
Excess benefits paid	(10)	(12)	—	—
Effect of foreign currency translation and other, net	(11)	(82)	(5)	(30)
Balance, end of period, before AOCI adjustment	1,362	1,507	481	558
Add: AOCI adjustment	—	—	(23)	10
Balance, end of period	$1,362	$1,507	$458	$568

Weighted-average duration of the liability	17 years	18 years	42 years	41 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the additional insurance liability for the Asia segment’s variable life product include historical actual fees and benefits, in-force data, the locked-in discount rate, the stochastic fund return scenario assumption, and best estimate lapse and mortality assumptions.
The stochastic fund return scenario assumption includes the long-term average return and volatility for each fund, and the correlation matrix for each fund. For newer products, the discount rate is determined based on the weighting and return of each fund.
The principal inputs used in the establishment of the additional insurance liability for the Asia segment’s universal and variable universal life products include historical actual fees and benefits, in-force data, the locked-in discount rate, the stochastic fund return scenario assumption, and best estimate lapse and mortality assumptions.
The stochastic fund return scenario assumption includes the foreign currency exchange long-term average trend, foreign currency exchange volatility, long-term U.S. swap and treasury yield, U.S. swap volatility and the correlation between foreign currency exchange and U.S. swap rates.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
The locked-in discount rate used for these products is based on the earned rate and foreign currency exchange rates at acquisition.
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,156	$2,117
Less: AOCI adjustment	(63)	67
Balance, beginning of period, before AOCI adjustment	2,219	2,050
Effect of actual variances from expected experience	11	14
Adjusted balance	2,230	2,064
Assessments accrual	28	27
Interest accrual	30	28
Excess benefits paid	(40)	(39)
Balance, end of period, before AOCI adjustment	2,248	2,080
Add: AOCI adjustment	(50)	14
Balance, end of period	2,198	2,094
Less: Reinsurance recoverable	748	745
Balance, end of period, net of reinsurance	$1,450	$1,349

Weighted-average duration of the liability	16 years	16 years
Weighted-average interest accretion rate	5.6%	5.5%
Significant Methodologies and Assumptions
Liabilities for ULSG and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments.
The guaranteed benefits are estimated over a range of scenarios. The significant assumptions used in estimating the ULSG and paid-up guarantee liabilities are investment income, mortality, lapses, and premium payment pattern and persistency. In addition, projected earned rate and crediting rates are used to project the account values and excess death benefits and assessments. The discount rate is equal to the crediting rate for each annual cohort and is locked-in at inception.
The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	Three Months Ended March 31,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$245	$703	$1,373	$587
Asia:
Whole and term life & endowments	282	80	331	87
Accident & health	908	64	1,010	65
Latin America - Fixed annuities	296	83	146	71
MetLife Holdings - Long-term care	183	191	183	183
Deferred Profit Liabilities:
U.S. - Annuities	N/A	40	N/A	38
Asia:
Whole and term life & endowments	N/A	7	N/A	6
Accident & health	N/A	4	N/A	4
Latin America - Fixed annuities	N/A	6	N/A	5
Additional Insurance Liabilities:
Asia:
Variable life	5	5	6	6
Universal and variable universal life	(12)	2	—	2
MetLife Holdings - Universal and variable universal life	192	30	196	28
Other long-duration	947	112	920	118
Total	$3,046	$1,327	$4,165	$1,200
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$16,098	$15,598
Less: Reinsurance recoverables	2,452	2,629
Net balance, beginning of period	13,646	12,969
Incurred related to:
Current period	6,798	7,044
Prior periods (1)	206	372
Total incurred	7,004	7,416
Paid related to:
Current period	(3,230)	(3,182)
Prior periods	(3,565)	(3,462)
Total paid	(6,795)	(6,644)
Net balance, end of period	13,855	13,741
Add: Reinsurance recoverables	2,631	2,668
Balance, end of period (included in future policy benefits and other policy-related balances)	$16,486	$16,409
__________________
(1)For the three months ended March 31, 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period. For the three months ended March 31, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
4. Policyholder Account Balances
The Company establishes liabilities for PABs which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	U.S. Group Life	U.S. Capital Markets Investment Products and Stable Value GICs	U.S. Annuities and Risk Solutions	Asia Universal and Variable Universal Life	Asia Fixed Annuities	EMEA Variable Annuities	MetLife Holdings Annuities	MetLife Holdings Life and Other	Other	Total
	(In millions)
Balance at December 31, 2020	$7,586	$62,908	$6,250	$43,868	$31,422	$4,777	$15,727	$13,129	$19,509	$205,176
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	(24)	—	—	2	(493)	(273)	(170)	(958)
Other balance sheet reclassifications upon adoption of the LDTI standard	—	—	7,417	—	—	—	—	—	102	7,519
Balance at January 1, 2021	$7,586	$62,908	$13,643	$43,868	$31,422	$4,779	$15,234	$12,856	$19,441	$211,737

The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S:
Group Life	$7,965	$8,028
Capital Markets Investment Products and Stable Value GICs	63,284	63,723
Annuities and Risk Solutions	16,128	15,549
Asia:
Universal and Variable Universal Life	46,770	46,417
Fixed Annuities	34,272	32,454
EMEA - Variable Annuities	2,845	2,802
MetLife Holdings:
Annuities	12,818	13,286
Life and Other	12,234	12,402
Other	16,253	15,936
Total	$212,569	$210,597

Rollforwards
The following information about the direct and assumed liability for PABs includes year-to-date disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. Policy charges presented in each disaggregated rollforward reflect a premium and/or assessment based on the account balance.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$8,028	$7,893
Deposits	851	947
Policy charges	(160)	(150)
Surrenders and withdrawals	(799)	(683)
Benefit payments	(1)	(4)
Net transfers from (to) separate accounts	1	—
Interest credited	45	31
Balance, end of period	$7,965	$8,034

Weighted-average annual crediting rate	2.3%	1.6%
Cash surrender value	$7,904	$7,980

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$249,463	N/A	$240,610	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$77	$935	$4,640	$5,652
Equal to or greater than 2% but less than 4%	1,277	10	63	2	1,352
Equal to or greater than 4%	759	1	43	33	836
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	125
Total	$2,036	$88	$1,041	$4,675	$7,965

March 31, 2022
Equal to or greater than 0% but less than 2%	$5,318	$194	$—	$132	$5,644
Equal to or greater than 2% but less than 4%	1,355	51	16	—	1,422
Equal to or greater than 4%	808	—	—	30	838
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	130
Total	$7,481	$245	$16	$162	$8,034
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$63,723	$62,521
Deposits	21,234	23,521
Surrenders and withdrawals	(22,590)	(19,935)
Interest credited	460	227
Effect of foreign currency translation and other, net	457	(169)
Balance, end of period	$63,284	$66,165

Weighted-average annual crediting rate	2.9%	1.4%
Cash surrender value	$2,074	$2,227

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,835	$1,836
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	61,448
Total	$—	$—	$1	$1,835	$63,284

March 31, 2022
Equal to or greater than 0% but less than 2%	$—	$300	$3,523	$1,258	$5,081
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	61,084
Total	$—	$300	$3,523	$1,258	$66,165
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$15,549	$14,431
Deposits	629	206
Policy charges	(47)	(45)
Surrenders and withdrawals	(39)	(39)
Benefit payments	(191)	(186)
Net transfers from (to) separate accounts	55	(27)
Interest credited	151	129
Other	21	(84)
Balance, end of period	$16,128	$14,385

Weighted-average annual crediting rate	3.8%	3.6%
Cash surrender value	$7,592	$6,527

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$41,924	N/A	$39,755	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$58	$1,424	$1,482
Equal to or greater than 2% but less than 4%	230	39	125	441	835
Equal to or greater than 4%	4,460	120	96	5	4,681
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	9,130
Total	$4,690	$159	$279	$1,870	$16,128

March 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$115	$493	$608
Equal to or greater than 2% but less than 4%	301	36	125	421	883
Equal to or greater than 4%	4,421	125	56	4	4,606
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	8,288
Total	$4,722	$161	$296	$918	$14,385

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$46,417	$46,590
Deposits	1,070	1,771
Policy charges	(242)	(311)
Surrenders and withdrawals	(517)	(391)
Benefit payments	(149)	(122)
Interest credited	344	254
Effect of foreign currency translation and other, net	(153)	(836)
Balance, end of period	$46,770	$46,955

Weighted-average annual crediting rate	3.0%	2.2%
Cash surrender value	$40,028	$42,960

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s universal and variable universal life products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$94,001	N/A	$102,751	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$10,978	$67	$136	$85	$11,266
Equal to or greater than 2% but less than 4%	21,256	2,857	5,730	4,913	34,756
Equal to or greater than 4%	265	—	—	—	265
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	483
Total	$32,499	$2,924	$5,866	$4,998	$46,770

March 31, 2022
Equal to or greater than 0% but less than 2%	$11,323	$132	$—	$—	$11,455
Equal to or greater than 2% but less than 4%	21,819	2,735	5,480	4,734	34,768
Equal to or greater than 4%	282	—	—	—	282
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	450
Total	$33,424	$2,867	$5,480	$4,734	$46,955
Fixed Annuities
The Asia segment’s fixed annuities PABs in Japan include fixed annuities products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$32,454	$30,976
Deposits	2,733	1,087
Policy charges	(1)	—
Surrenders and withdrawals	(445)	(498)
Benefit payments	(545)	(533)
Interest credited	191	149
Effect of foreign currency translation and other, net	(115)	296
Balance, end of period	$34,272	$31,477

Weighted-average annual crediting rate	2.3%	1.9%
Cash surrender value	$29,162	$29,292

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s fixed annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$—	N/A	$17	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
The Asia segment’s fixed annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$377	$636	$6,980	$24,865	$32,858
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,408
Total	$377	$642	$6,980	$24,865	$34,272

March 31, 2022
Equal to or greater than 0% but less than 2%	$370	$1,136	$8,024	$20,351	$29,881
Equal to or greater than 2% but less than 4%	8	—	—	—	8
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,588
Total	$378	$1,136	$8,024	$20,351	$31,477

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
EMEA
Variable Annuities
The EMEA segment’s variable annuities PABs in the United Kingdom include variable annuities products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$2,802	$4,215
Deposits	1	2
Policy charges	(16)	(22)
Surrenders and withdrawals	(65)	(107)
Benefit payments	(31)	(35)
Interest credited (1)	77	(175)
Effect of foreign currency translation and other, net	77	(109)
Balance, end of period	$2,845	$3,769

Weighted-average annual crediting rate	11.6%	(16.1) %
Cash surrender value	$2,845	$3,769
__________________
(1)Interest credited on EMEA’s variable annuities products represents gains or losses which are passed through to the policyholder based on the underlying unit-linked investment fund returns, which may be positive or negative depending on market conditions.
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the EMEA segment’s variable annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk	$565	$713	$265	$383
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The EMEA segment’s variable annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	2,845
Total	$—	$—	$—	$—	$2,845

March 31, 2022
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	3,769
Total	$—	$—	$—	$—	$3,769
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$13,286	$14,398
Deposits	41	66
Policy charges	(4)	(4)
Surrenders and withdrawals	(531)	(323)
Benefit payments	(119)	(111)
Net transfers from (to) separate accounts	35	66
Interest credited	100	101
Other	10	(11)
Balance, end of period	$12,818	$14,182

Weighted-average annual crediting rate	3.1%	2.9%
Cash surrender value	$11,981	$13,090

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,600	$831	$2,003	$755
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
(3)Includes amounts for certain variable annuities with guarantees, which are also disclosed in “MetLife Holdings – Annuities” in Note 5, due to contracts recorded as PABs, along with related guarantees recorded as MRBs.
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$658	$90	$136	$24	$908
Equal to or greater than 2% but less than 4%	6,517	3,203	376	36	10,132
Equal to or greater than 4%	964	321	11	—	1,296
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	482
Total	$8,139	$3,614	$523	$60	$12,818

March 31, 2022
Equal to or greater than 0% but less than 2%	$1,038	$7	$13	$11	$1,069
Equal to or greater than 2% but less than 4%	10,601	282	183	1	11,067
Equal to or greater than 4%	1,296	40	5	—	1,341
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	705
Total	$12,935	$329	$201	$12	$14,182
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)

	Three Months Ended March 31,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,402	$12,699
Deposits	226	276
Policy charges	(179)	(181)
Surrenders and withdrawals	(287)	(182)
Benefit payments	(47)	(55)
Net transfers from (to) separate accounts	6	8
Interest credited	113	115
Other	—	(4)
Balance, end of period	$12,234	$12,676

Weighted-average annual crediting rate	3.7%	3.6%
Cash surrender value	$11,731	$12,147

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s life and other products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$70,483	N/A	$73,301	N/A
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$55	$75
Equal to or greater than 2% but less than 4%	4,872	172	296	560	5,900
Equal to or greater than 4%	5,209	127	417	5	5,758
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,081	$299	$733	$620	$12,234

March 31, 2022
Equal to or greater than 0% but less than 2%	$39	$8	$—	$—	$47
Equal to or greater than 2% but less than 4%	5,147	145	308	570	6,170
Equal to or greater than 4%	5,398	131	424	5	5,958
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,584	$284	$732	$575	$12,676
5. Market Risk Benefits
The Company establishes liabilities for certain retirement assurance and variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
The LDTI transition adjustments related to market risk benefit liabilities, as described in Note 1, were as follows at the Transition Date:

	Asia Retirement Assurance	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	247	2,291	251	2,789
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(7)	(54)	(38)	(99)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	78	4,764	369	5,211
Direct and assumed MRB liabilities at January 1, 2021 (1)	$318	$7,001	$582	$7,901

Reinsured MRB assets at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	63	63
Adjustments for the difference between previous carrying amount and fair value measurement	—	—	(12)	$(12)
Reinsured MRB assets at January 1, 2021 (1)	$—	$—	$51	$51
__________________
(1)Reinsured MRB assets are classified within premiums, reinsurance and other receivables on the consolidated balance sheets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$221	$221	$—	$226	$226
MetLife Holdings - Annuities	108	3,469	3,361	153	3,378	3,225
Other	119	179	60	127	159	32
Total	$227	$3,869	$3,642	$280	$3,763	$3,483

Rollforwards
The following information about the direct and assumed liability for MRBs includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature where the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$226	$277

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$233	$284
Attributed fees collected	1	1
Effect of changes in interest rates	7	(7)
Actual policyholder behavior different from expected behavior	(7)	2
Effect of foreign currency translation and other, net	(8)	(15)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	226	265
Cumulative effect of changes in the instrument-specific credit risk	(5)	(8)
Balance, end of period	$221	$257
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the Asia segment’s retirement assurance products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk	$—	$121	$—	$120
Weighted-average attained age of contractholders	N/A	58 years	N/A	57 years
__________________
(1)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
Significant Methodologies and Assumptions
The Company issues certain retirement assurance products with guarantees that meet the definition of MRBs, which are measured, in aggregate, as one compound MRB, at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI.
The Company calculates the fair value of these MRBs, which is estimated as the present value of projected future benefits minus the present value of projected attributed fees, using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the MRB over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 11 for additional information on significant unobservable inputs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
The valuation of these MRBs includes a nonperformance risk adjustment and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features where the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. This segment also assumes certain variable annuity guaranteed minimum benefits from a former operating joint venture in Japan. Information regarding MetLife Holdings annuities products (including assumed reinsurance) was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$3,225	$5,929

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,360	$6,229
Attributed fees collected	98	100
Benefit payments	(11)	(10)
Effect of changes in interest rates	368	(1,362)
Effect of changes in capital markets	(358)	252
Effect of changes in equity index volatility	(132)	43
Actual policyholder behavior different from expected behavior	29	(18)
Effect of foreign currency translation and other, net (1)	232	(117)
Effect of changes in risk margin	3	(90)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	3,589	5,027
Cumulative effect of changes in the instrument-specific credit risk	(229)	(207)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	—
Balance, end of period	$3,361	$4,820
__________________
(1) Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	March 31,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,619	$897	$2,017	$762
Weighted-average attained age of contractholders	70 years	71 years	70 years	70 years
__________________
(1)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
(3) Includes amounts for certain variable annuities with guarantees, which are also disclosed in “MetLife Holdings – Annuities” in Note 4, due to contracts recorded as PABs, along with related guarantees recorded as MRBs.
Significant Methodologies and Assumptions
The Company issues GMDBs, GMWBs, guaranteed minimum accumulation benefits (“GMABs”) and GMIBs that typically meet the definition of MRBs, which are measured, in aggregate, as one compound MRB, at estimated fair value separately from the variable annuity contract, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI.
The Company calculates the fair value of these MRBs, which is estimated as the present value of projected future benefits minus the present value of projected attributed fees, using actuarial and capital market assumptions including expectations concerning policyholder behavior. The calculation is based on in-force business, projecting future cash flows from the MRB over multiple risk neutral stochastic scenarios using observable risk-free rates.
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 11 for additional information on significant unobservable inputs.
The valuation of these MRBs includes a nonperformance risk adjustment and adjustments for a risk margin related to non-capital market inputs. The nonperformance adjustment is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries as compared to MetLife, Inc.
Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
Other
In addition to the disaggregated MRB product rollforwards above, the Company offers other products with guaranteed minimum benefit features across various segments. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 11 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Balance, beginning of period	$32	$491

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$24	$539
Attributed fees collected	8	16
Benefit payments	(15)	—
Effect of changes in interest rates	61	(167)
Effect of changes in capital markets	(24)	28
Effect of changes in equity index volatility	(4)	11
Actual policyholder behavior different from expected behavior	(21)	(3)
Effect of foreign currency translation and other, net	34	(51)
Effect of changes in risk margin	—	(2)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	63	371
Cumulative effect of changes in the instrument-specific credit risk	(3)	(34)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1
Balance, end of period	60	338
Less: Reinsurance recoverable	25	32
Balance, end of period, net of reinsurance	$35	$306
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$45,687	$48,265
Annuities	12,219	11,694
Latin America - Pensions	42,211	39,428
MetLife Holdings - Annuities	29,320	28,499
Other	18,980	18,152
Total	$148,417	$146,038

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
The separate account liabilities are primarily comprised of the following: U.S. stable value and risk solutions contracts, U.S. annuities participating and non-participating group contracts, Latin America savings-oriented pension product primarily in Chile under a mandatory privatized social security system, and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Three Month Ended March 31, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	652	78	1,963	67
Policy charges	(70)	(6)	(75)	(149)
Surrenders and withdrawals	(3,425)	(135)	(1,345)	(662)
Benefit payments	(21)	—	(429)	(120)
Investment performance	1,139	505	(393)	1,720
Net transfers from (to) general account	(57)	2	—	(35)
Effect of foreign currency translation and other, net	(796)	81	3,062	—
Balance, end of period	$45,687	$12,219	$42,211	$29,320
Three Months Ended March 31, 2022
Balance, beginning of period	58,473	21,292	37,631	40,173
Premiums and deposits	1,996	620	1,728	72
Policy charges	(87)	(8)	(66)	(174)
Surrenders and withdrawals	(3,082)	(5,820)	(1,197)	(866)
Benefit payments	(24)	—	(432)	(124)
Investment performance	(1,994)	(1,141)	(1,584)	(2,937)
Net transfers from (to) general account	88	(62)	—	(66)
Effect of foreign currency translation and other, net	(1,251)	24	3,046	1
Balance, end of period	$54,119	$14,905	$39,126	$36,079

Cash surrender value at March 31, 2023 (1)	$40,947	N/A	$42,211	$29,173
Cash surrender value at March 31, 2022 (1)	$45,172	N/A	$39,126	$35,864
_____________
(1)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2023
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$578	$1,174	$1,117	$2,135	$—	$5,004
U.S. government and agency	11,222	—	9,355	—	22	20,599
Public utilities	1,273	293	—	—	4	1,570
Municipals	534	32	—	—	12	578
Corporate bonds:
Materials	212	—	—	—	—	212
Communications	1,093	—	—	—	4	1,097
Consumer	2,337	29	—	—	8	2,374
Energy	896	109	—	—	2	1,007
Financial	3,145	519	7,465	432	17	11,578
Industrial and other	895	45	3,863	—	4	4,807
Technology	707	25	—	—	3	735
Foreign	2,399	—	4,659	23	13	7,094
Total corporate bonds	11,684	727	15,987	455	51	28,904
Total bonds	25,291	2,226	26,459	2,590	89	56,655
Mortgage-backed securities	11,790	—	—	—	37	11,827
Asset-backed securities and collateralized loan obligations	2,930	28	—	—	14	2,972
Redeemable preferred stock	5	—	—	—	—	5
Total fixed maturity securities	40,016	2,254	26,459	2,590	140	71,459
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,673	2,506	2,315	500	—	7,994
Banks, trust and insurance companies	508	262	358	186	—	1,314
Public utilities	74	20	—	49	—	143
Non-redeemable preferred stock	2	—	—	—	—	2
Mutual funds	8,679	2,721	8,953	89	34,968	55,410
Total equity securities	11,936	5,509	11,626	824	34,968	64,863
Other invested assets	1,547	385	4,044	46	—	6,022
Total investments	53,499	8,148	42,129	3,460	35,108	142,344
Other assets	5,539	360	82	86	6	6,073
Total	$59,038	$8,508	$42,211	$3,546	$35,114	$148,417

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)

	December 31, 2022
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$588	$1,047	$593	$1,988	$—	$4,216
U.S. government and agency	11,340	—	8,828	—	13	20,181
Public utilities	1,183	281	—	—	4	1,468
Municipals	504	33	—	—	12	549
Corporate bonds:
Materials	242	—	—	—	—	242
Communications	1,182	8	—	—	3	1,193
Consumer	2,393	—	—	—	7	2,400
Energy	866	103	—	—	1	970
Financial	3,538	527	7,389	444	16	11,914
Industrial and other	882	186	3,635	—	3	4,706
Technology	717	—	—	—	3	720
Foreign	2,473	—	4,018	21	12	6,524
Total corporate bonds	12,293	824	15,042	465	45	28,669
Total bonds	25,908	2,185	24,463	2,453	74	55,083
Mortgage-backed securities	12,328	—	—	—	32	12,360
Asset-backed securities and collateralized loan obligations	2,926	28	—	—	14	2,968
Redeemable preferred stock	4	—	—	—	—	4
Total fixed maturity securities	41,166	2,213	24,463	2,453	120	70,415
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,910	2,330	2,100	475	—	7,815
Banks, trust and insurance companies	599	270	347	188	—	1,404
Public utilities	96	27	—	45	—	168
Non-redeemable preferred stock	2	—	—	—	—	2
Mutual funds	8,247	2,607	8,639	75	33,848	53,416
Total equity securities	11,854	5,234	11,086	783	33,848	62,805
Other invested assets	1,865	411	3,687	43	—	6,006
Total investments	54,885	7,858	39,236	3,279	33,968	139,226
Other assets	6,145	434	192	35	6	6,812
Total	$61,030	$8,292	$39,428	$3,314	$33,974	$146,038

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
The transition adjustments related to DAC, VOBA, UREV and negative VOBA, as described in Note 1, were as follows at the Transition Date:

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
DAC:
Balance at December 31, 2020	$409	$7,432	$1,344	$1,551	$2,679	$31	$13,446
Removal of related amounts in AOCI	—	2,309	50	—	1,621	—	3,980
Other adjustments upon adoption of the LDTI standard	—	—	—	14	11	—	25
Balance at January 1, 2021	$409	$9,741	$1,394	$1,565	$4,311	$31	$17,451

VOBA:
Balance at December 31, 2020	$25	$1,901	$748	$236	$33	$—	$2,943
Removal of related amounts in AOCI	—	14	8	—	5	—	27
Other adjustments upon adoption of the LDTI standard	—	—	—	(4)	—	—	(4)
Balance at January 1, 2021	$25	$1,915	$756	$232	$38	$—	$2,966

UREV:
Balance at December 31, 2020	$42	$587	$740	$556	$188	$—	$2,113
Removal of related amounts in AOCI	—	1,029	95	(81)	—	—	1,043
Other adjustments upon adoption of the LDTI standard	—	—	—	7	—	—	7
Balance at January 1, 2021	$42	$1,616	$835	$482	$188	$—	$3,163

Negative VOBA:
Balance at December 31, 2020							$738
Reclassification of carrying amount of contracts and contract features that are market risk benefits							(72)
Balance at January 1, 2021							$666

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$532	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	51	401	151	108	6	1	718
Amortization	(16)	(168)	(93)	(81)	(67)	(1)	(426)
Effect of foreign currency translation and other, net	—	(89)	108	22	—	1	42
Balance at March 31, 2023	$567	$10,414	$1,708	$1,529	$3,730	$30	$17,978

Balance at January 1, 2022	$464	$10,058	$1,361	$1,472	$4,029	$31	$17,415
Capitalizations	32	388	111	112	6	3	652
Amortization	(16)	(165)	(87)	(81)	(74)	(2)	(425)
Effect of foreign currency translation and other, net	—	(228)	63	(33)	—	(1)	(199)
Balance at March 31, 2022	$480	$10,053	$1,448	$1,470	$3,961	$31	$17,443

VOBA:
Balance at January 1, 2023	$19	$1,290	$545	$127	$28	$—	$2,009
Acquisitions	—	—	—	—	—	—	—
Amortization	(1)	(25)	(13)	(4)	(1)	—	(44)
Effect of foreign currency translation and other, net	—	(11)	42	2	—	—	33
Balance at March 31, 2023	$18	$1,254	$574	$125	$27	$—	$1,998

Balance at January 1, 2022	$22	$1,593	$591	$154	$31	$—	$2,391
Acquisitions	—	—	—	—	—	—	—
Amortization	(1)	(29)	(13)	(6)	(1)	—	(50)
Effect of foreign currency translation and other, net	—	(80)	43	(1)	—	—	(38)
Balance at March 31, 2022	$21	$1,484	$621	$147	$30	$—	$2,303

Total DAC and VOBA:
Balance at March 31, 2023							$19,976
Balance at March 31, 2022							$19,746
Balance at December 31, 2022							$19,653
__________________
(1)Includes DAC balances primarily related to accident & health, universal and variable universal life, variable life and fixed annuities products and VOBA balances primarily related to accident & health products.
(2)Includes DAC balances primarily related to universal life and variable universal life products.
(3)Includes DAC balances primarily related to universal life, variable universal life, whole life, term life and variable annuities products.
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for U.S. annuities and policy count for all other products. The amortization amount is

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency assumptions that are consistent with those used to measure the corresponding liabilities.
The Company amortizes DAC for credit insurance and other short-duration contracts, which is primarily comprised of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2023	$36	$2,382	$848	$559	$281	$4,106
Deferrals	1	105	33	23	14	176
Amortization	(2)	(40)	(28)	(15)	(6)	(91)
Effect of foreign currency translation and other - net	—	(16)	67	8	—	59
Balance at March 31, 2023	$35	$2,431	$920	$575	$289	$4,250

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2022	$38	$2,033	$795	$521	$238	$3,625
Deferrals	3	158	28	26	16	231
Amortization	(2)	(29)	(25)	(15)	(4)	(75)
Effect of foreign currency translation and other - net	—	(9)	26	(4)	—	13
Balance at March 31, 2022	$39	$2,153	$824	$528	$250	$3,794
Significant Methodologies and Assumptions
UREV is amortized similarly to DAC and VOBA, see “— DAC and VOBA.”
8. Closed Block
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
8. Closed Block (continued)
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
At least annually, management performs a premium deficiency test using best estimate assumptions to determine whether the projected future earnings of the closed block are sufficient to support the payment of future closed block contractual benefits. The most recent deficiency test demonstrated that the projected future earnings of the closed block are sufficient to support the payment of future closed block contractual benefits.
Experience within the closed block, in particular mortality and investment yields, as well as realized and unrealized gains and losses, directly impact the policyholder dividend obligation. Amortization of the closed block DAC, which resides outside of the closed block, is based upon policy count within the closed block.
Closed block assets, liabilities, revenues and expenses are combined on a line-by-line basis with the assets, liabilities, revenues and expenses outside the closed block based on the nature of the particular item.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,898	$37,222
Other policy-related balances	274	273
Policyholder dividends payable	177	181
Other liabilities	504	455
Total closed block liabilities	37,853	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	20,033	19,648
Equity securities, at estimated fair value	13	13
Mortgage loans	6,488	6,564
Policy loans	4,044	4,084
Real estate and real estate joint ventures	647	635
Other invested assets	653	692
Total investments	31,878	31,636
Cash and cash equivalents	477	437
Accrued investment income	376	375
Premiums, reinsurance and other receivables	70	52
Current income tax recoverable	79	88
Deferred income tax asset	311	423
Total assets designated to the closed block	33,191	33,011
Excess of closed block liabilities over assets designated to the closed block	4,662	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(924)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	253	262
Total amounts included in AOCI	(671)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,991	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Premiums	$235	$275
Net investment income	338	361
Net investment gains (losses)	4	(32)
Net derivative gains (losses)	(2)	3
Total revenues	575	607
Expenses
Policyholder benefits and claims	413	483
Policyholder dividends	97	134
Other expenses	22	23
Total expenses	532	640
Revenues, net of expenses before provision for income tax expense (benefit)	43	(33)
Provision for income tax expense (benefit)	9	(7)
Revenues, net of expenses and provision for income tax expense (benefit)	$34	$(26)
MLIC charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.
9. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) includes securities collateralized by consumer loans, corporate loans and broadly syndicated bank loans. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	March 31, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$88,625	$(63)	$1,589	$7,669	$82,482	$88,466	$(29)	$1,133	$9,540	$80,030
Foreign corporate	59,903	(2)	1,387	7,003	54,285	59,696	(5)	1,213	8,332	52,572
Foreign government	49,804	(117)	2,225	3,801	48,111	50,047	(130)	1,876	5,046	46,747
U.S. government and agency	35,183	—	531	2,836	32,878	35,658	—	431	3,860	32,229
RMBS	29,174	—	214	2,845	26,543	29,496	—	187	3,518	26,165
ABS & CLO	17,927	—	35	992	16,970	17,991	—	23	1,192	16,822
Municipals	13,414	—	512	1,329	12,597	13,548	—	317	1,713	12,152
CMBS	10,932	(11)	61	994	9,988	11,123	(19)	59	1,100	10,063
Total fixed maturity securities AFS	$304,962	$(193)	$6,554	$27,469	$283,854	$306,025	$(183)	$5,239	$34,301	$276,780
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $111 million and $82 million at March 31, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($39) million and ($3) million at March 31, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$8,215	$52,504	$52,792	$133,236	$58,022	$304,769
Estimated fair value	$8,174	$51,410	$50,416	$120,353	$53,501	$283,854

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

	March 31, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$33,635	$2,628	$24,769	$5,000	$55,210	$7,573	$6,484	$1,965
Foreign corporate	18,388	1,999	21,446	5,004	31,932	5,999	8,956	2,332
Foreign government	8,993	719	14,933	3,078	16,568	2,170	8,308	2,874
U.S. government and agency	13,610	1,001	7,617	1,835	20,436	2,784	4,177	1,076
RMBS	9,719	583	12,075	2,262	16,223	1,890	6,650	1,628
ABS & CLO	3,998	138	10,890	854	10,924	712	4,326	480
Municipals	3,067	275	3,770	1,054	7,277	1,514	482	199
CMBS	3,875	240	4,905	754	6,890	764	2,037	335
Total fixed maturity securities AFS	$95,285	$7,583	$100,405	$19,841	$165,460	$23,406	$41,420	$10,889
Investment grade	$90,702	$7,360	$95,314	$18,978	$157,654	$22,713	$38,785	$10,298
Below investment grade	4,583	223	5,091	863	7,806	693	2,635	591
Total fixed maturity securities AFS	$95,285	$7,583	$100,405	$19,841	$165,460	$23,406	$41,420	$10,889
Total number of securities in an unrealized loss position	9,207		9,689		15,204		4,303

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $6.9 billion for the three months ended March 31, 2023 to $27.4 billion primarily due to decreases in interest rates and the impact of strengthening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by widening credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $19.8 billion at March 31, 2023, or 72% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $19.8 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $19.0 billion, or 96%, were related to 8,880 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $19.8 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $863 million, or 4%, were related to 809 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily transportation, consumer and communications) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At March 31, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2023.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended March 31, 2023	(In millions)

Balance, at beginning of period	$29	$5	$130	$19	$183
ACL not previously recorded	36	—	—	—	36
Changes for securities with previously recorded ACL	—	—	(13)	3	(10)
Securities sold or exchanged	(2)	(3)	—	(11)	(16)
Write-offs	—	—	—	—	—
Balance, at end of period	$63	$2	$117	$11	$193
Three Months Ended March 31, 2022
Balance, at beginning of period	$30	$28	$19	$14	$91
ACL not previously recorded	13	67	207	—	287
Changes for securities with previously recorded ACL	—	7	—	—	7
Securities sold or exchanged	(8)	—	—	—	(8)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$13	$102	$226	$14	$355

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

	March 31, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$1,333	$236	$1,569	$1,347	$195	$1,542
Non-redeemable preferred stock	133	(7)	126	148	(6)	142
Total	$1,466	$229	$1,695	$1,495	$189	$1,684
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

	March 31, 2023			December 31, 2022
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
Unit-linked investments	$7,983	$537	$8,520	$7,945	$288	$8,233
FVO Securities	1,201	342	1,543	1,161	274	1,435
Total	$9,184	$879	$10,063	$9,106	$562	$9,668
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2023		December 31, 2022
Portfolio Segment	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$53,697	62.8%	$52,502	62.7%
Agricultural	19,361	22.6	19,306	23.0
Residential	13,206	15.4	12,482	14.9
Total amortized cost	86,264	100.8	84,290	100.6
Allowance for credit loss	(692)	(0.8)	(527)	(0.6)
Total mortgage loans, net	$85,572	100.0%	$83,763	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($765) million and ($744) million at March 31, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2023 was $234 million, $148 million and $91 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $219 million, $176 million and $81 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $823 million and $841 million for the three months ended March 31, 2023 and 2022, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$218	$119	$190	$527	$340	$88	$206	$634
Provision (release)	101	49	22	172	(12)	15	(21)	(18)
Charge-offs, net of recoveries	—	(7)	—	(7)	—	—	(1)	(1)
Balance, end of period	$319	$161	$212	$692	$328	$103	$184	$615
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Commercial and Agricultural Mortgage Loan Portfolio Segments
Commercial and agricultural mortgage loan ACL are calculated in a similar manner. Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and pooled by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company reverts to industry historical loss experience using a straight-line basis over one year.
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means, principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted are considered in determining any ACL recorded.
Commercial mortgage loans:
For the three months ended March 31, 2023, the Company granted an additional 3-month term extension on a previously restructured loan with an amortized cost of $64 million. This modified loan represents less than 1% of the portfolio segment.
Residential mortgage loans:
For the three months ended March 31, 2023, the Company granted term extensions on loans with an amortized cost of $3 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $4 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $3 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of 11.1 years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted-average interest of the modified loans rate from 5.9% to 4.2%.
All mortgage loans that were modified to borrowers experiencing financial difficulties during the three months ended March 31, 2023, are current.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$864	$5,118	$5,672	$3,515	$5,169	$18,049	$2,885	$41,272	76.9%
65% to 75%	—	2,136	1,295	1,056	1,605	3,162	—	9,254	17.2
76% to 80%	—	348	59	100	311	709	—	1,527	2.8
Greater than 80%	—	82	—	18	578	966	—	1,644	3.1
Total	$864	$7,684	$7,026	$4,689	$7,663	$22,886	$2,885	$53,697	100.0%
DSCR:
> 1.20x	$383	$6,831	$6,331	$4,330	$6,888	$20,627	$2,385	$47,775	89.0%
1.00x - 1.20x	481	566	345	69	300	1,201	204	3,166	5.9
<1.00x	—	287	350	290	475	1,058	296	2,756	5.1
Total	$864	$7,684	$7,026	$4,689	$7,663	$22,886	$2,885	$53,697	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$447	$2,690	$2,700	$2,596	$1,768	$6,299	$1,174	$17,674	91.3%
65% to 75%	5	105	317	336	28	617	44	1,452	7.5
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	—	—	—	28	132	54	10	224	1.1
Total	$452	$2,795	$3,017	$2,960	$1,928	$6,981	$1,228	$19,361	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$243	$2,653	$1,459	$373	$971	$7,050	$—	$12,749	96.5%
Nonperforming (1)	—	24	15	12	47	359	—	457	3.5
Total	$243	$2,677	$1,474	$385	$1,018	$7,409	$—	$13,206	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $148 million and $146 million at March 31, 2023 and December 31, 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $777 million, or 1% of total commercial and agricultural mortgage loans, at March 31, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Commercial	$24	$6	$—	$6	$209	$169
Agricultural	96	124	—	21	260	131
Residential	457	473	9	12	450	462
Total	$577	$603	$9	$39	$919	$762
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $155 million, $225 million and $442 million, respectively. The amortized cost for nonaccrual agricultural mortgage loans with no ACL was $77 million and $7 million at March 31, 2023 and December 31, 2022, respectively. There were no nonaccrual commercial or residential mortgage loans without an ACL at either March 31, 2023 or December 31, 2022.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2023	December 31, 2022	Three Months Ended March 31,
			2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,537	$4,523	$92	$106
Other real estate	489	487	50	32
Real estate joint ventures	8,129	8,127	(116)	190
Total real estate and real estate joint ventures	$13,155	$13,137	$26	$328
The carrying value of wholly-owned real estate acquired through foreclosure was $188 million and $182 million at March 31, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $28 million for both the three months ended March 31, 2023 and 2022. Real estate investments were net of accumulated depreciation of $893 million and $863 million at March 31, 2023 and December 31, 2022, respectively.
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
See Note 8 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a summary of leased real estate investments and income earned, by property type.

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
The investment in leveraged and direct financing leases, net of ACL, was $725 million and $1.3 billion, respectively, at March 31, 2023 and $731 million and $1.2 billion, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $25 million and $26 million at March 31, 2023 and December 31, 2022, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.2 billion and $10.0 billion, principally at estimated fair value, at March 31, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	March 31,	December 31,
	2023	2022
	(In millions)
Japan	$24,968	$24,295
South Korea	$6,015	$5,887
Mexico	$3,904	$3,463

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,584	$11,754	$11,430	$11,756	$12,092	$11,833
Repurchase agreements	$3,209	$3,125	$3,054	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents, and fixed maturity securities AFS and short-term investments at March 31, 2023 and December 31, 2022, respectively.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,994	$3,707	$4,498	$—	$10,199	$1,945	$5,448	$3,101	$—	$10,494
Foreign government	126	353	789	—	1,268	—	422	922	—	1,344
Agency RMBS	—	287	—	—	287	—	63	191	—	254
Total	$2,120	$4,347	$5,287	$—	$11,754	$1,945	$5,933	$4,214	$—	$12,092
Repurchase agreements:
U.S. government and agency	$—	$3,125	$—	$—	$3,125	$—	$3,125	$—	$—	$3,125
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, and were as follows at:

	March 31, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,538	$1,514
Invested assets held in trust (external reinsurance agreements) (1)	913	881
Invested assets pledged as collateral (2)	27,050	25,442
Total invested assets on deposit, held in trust and pledged as collateral	$29,501	$27,837
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $1.9 billion at March 31, 2023 and December 31, 2022, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 10).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 8 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $745 million and $729 million, at redemption value, at March 31, 2023 and December 31, 2022, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$270	$1	$266	$1
Renewable energy partnership (primarily other invested assets)	72	—	76	—
Total	$342	$1	$342	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$51,998	$51,998	$51,422	$51,422
Other limited partnership interests	13,463	19,678	13,244	18,906
Other invested assets	1,285	1,355	1,310	1,387
Other investments (Real estate joint ventures and FVO Securities)	956	958	945	948
Total	$67,702	$73,989	$66,921	$72,663
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
As described in Note 18, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2023 or 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2023	2022
	(In millions)
Fixed maturity securities AFS	$3,139	$2,714
Equity securities	12	7
FVO Securities	48	(65)
Mortgage loans	1,041	824
Policy loans	119	116
Real estate and real estate joint ventures	26	328
Other limited partnership interests	25	926
Cash, cash equivalents and short-term investments	217	31
Operating joint ventures	19	18
Other	156	126
Subtotal investment income	4,802	5,025
Less: Investment expenses	461	242
Subtotal, net	4,341	4,783
Unit-linked investments	304	(499)
Net investment income	$4,645	$4,284

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO Securities and Unit-linked investments)	$38	$69
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and Unit-linked investments)	322	(592)
Net realized and unrealized gains (losses) recognized in NII	$360	$(523)

Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$313	$(507)

Equity method investments NII (primarily real estate joint ventures, other limited partnership interests, tax credit and renewable energy partnerships and operating joint ventures)	$(93)	$1,088

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2023	2022
	(In millions)
Fixed maturity securities AFS	(580)	(598)
Equity securities	48	(50)
Mortgage loans	(164)	44
Real estate and real estate joint ventures (excluding changes in estimated fair value)	18	4
Other limited partnership interests (excluding changes in estimated fair value)	9	18
Other gains (losses)	(23)	66
Subtotal	(692)	(516)
Change in estimated fair value of other limited partnership interests and real estate joint ventures	(5)	7
Non-investment portfolio gains (losses)	13	(8)
Subtotal	8	(1)
Net investment gains (losses)	$(684)	$(517)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(546)	$(211)
Impairment (losses)	(7)	(40)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(182)	(243)
Unrealized net gains (losses) recognized in earnings	38	(15)
Total recognized gains (losses)	(144)	(258)
Non-investment portfolio gains (losses)	13	(8)
Net investment gains (losses)	$(684)	$(517)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$40	$(24)

Foreign currency gains (losses)	$41	$123

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(546)	$(211)
Recognized in NII	38	69
Net realized investment gains (losses) from sales and disposals of investments	$(508)	$(142)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2023	2022
	(In millions)
Proceeds	$15,044	$14,024
Gross investment gains	$293	$109
Gross investment (losses)	(856)	(403)
Realized gains (losses) on sales and disposals	(563)	(294)
Net credit loss (provision) release (change in ACL recognized in earnings)	(10)	(264)
Impairment (losses)	(7)	(40)
Net credit loss (provision) release and impairment (losses)	(17)	(304)
Net investment gains (losses)	$(580)	$(598)

Equity Securities
Realized gains (losses) on sales and disposals	$7	$(30)
Unrealized net gains (losses) recognized in earnings	41	(20)
Net investment gains (losses)	$48	$(50)
10. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
•Interest rate derivatives: swaps, total return swaps, caps, floors, futures, swaptions, forwards and synthetic GICs;
•Foreign currency exchange rate derivatives: swaps, forwards, options and exchange-traded futures;
•Credit derivatives: purchased or written single name or index credit default swaps, and forwards; and
•Equity derivatives: index options, variance swaps, exchange-traded futures and total return swaps.
For detailed information on these contracts and the related strategies, see Note 9 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,143	$1,394	$403	$4,143	$1,353	$467
Foreign currency swaps	Foreign currency exchange rate	602	65	—	602	82	—
Foreign currency forwards	Foreign currency exchange rate	786	—	58	1,336	10	89
Subtotal		5,531	1,459	461	6,081	1,445	556
Cash flow hedges:
Interest rate swaps	Interest rate	4,107	42	203	4,107	8	262
Interest rate forwards	Interest rate	7,142	8	898	7,447	1	1,354
Foreign currency swaps	Foreign currency exchange rate	42,726	3,413	1,400	42,608	3,554	1,699
Subtotal		53,975	3,463	2,501	54,162	3,563	3,315
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	850	15	21	680	—	38
Currency options	Foreign currency exchange rate	3,000	262	—	3,000	236	—
Subtotal		3,850	277	21	3,680	236	38
Total qualifying hedges		63,356	5,199	2,983	63,923	5,244	3,909
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,951	1,668	988	31,661	1,660	1,354
Interest rate floors	Interest rate	22,896	140	—	25,270	125	—
Interest rate caps	Interest rate	42,415	733	—	48,290	950	—
Interest rate futures	Interest rate	1,344	4	2	1,453	2	1
Interest rate options	Interest rate	44,404	434	52	44,391	473	88
Interest rate forwards	Interest rate	830	1	21	381	—	32
Synthetic GICs	Interest rate	47,850	—	—	46,316	—	—
Foreign currency swaps	Foreign currency exchange rate	12,317	1,468	339	12,815	1,454	383
Foreign currency forwards	Foreign currency exchange rate	16,743	177	723	16,195	544	661
Currency futures	Foreign currency exchange rate	333	—	—	333	8	—
Credit default swaps — purchased	Credit	2,880	12	79	2,925	18	79
Credit default swaps — written	Credit	12,796	126	20	11,512	133	28
Equity futures	Equity market	2,785	10	47	2,988	8	4
Equity index options	Equity market	17,642	527	266	16,701	765	323
Equity variance swaps	Equity market	141	4	1	163	4	1
Equity total return swaps	Equity market	2,856	27	24	2,799	23	112
Total non-designated or nonqualifying derivatives		258,183	5,331	2,562	264,193	6,167	3,066
Total		$321,539	$10,530	$5,545	$328,116	$11,411	$6,975

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	March 31, 2023			December 31, 2022
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,401	$17	$600	$9,098	$41	$764
Foreign currency exchange rate	1,140	7	15	887	26	2
Equity market	7,722	117	265	8,829	233	381
	$17,263	$141	$880	$18,814	$300	$1,147
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were $153 million and $185 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$126	$36	$—	N/A
Hedged items	1	—	—	(126)	(36)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(17)	(3)	—	—	—	—	N/A
Hedged items	17	3	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(10)	—	—	—	—	N/A
Subtotal	—	(10)	—	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$547
Amount of gains (losses) reclassified from AOCI into income	14	5	—	—	—	—	(19)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(160)
Amount of gains (losses) reclassified from AOCI into income	1	111	—	—	—	1	(113)
Foreign currency transaction gains (losses) on hedged items	—	(114)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	15	2	—	—	—	1	255
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	46
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	2
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	48
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	158	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(162)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(13)	—	—	—	N/A
Credit derivatives — written (1)	—	—	3	—	—	—	N/A
Equity derivatives (1)	(6)	—	(512)	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	123	—	—	—	N/A
Subtotal	(6)	—	(403)	—	—	—	N/A
Earned income on derivatives	43	—	312	5	(33)	—	—
Synthetic GICs	N/A	N/A	18	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(17)	—	N/A	N/A	N/A
Total	$52	$(8)	$(90)	$5	$(33)	$1	$303

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended March 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$4	$—	$—	$(372)	$(80)	$—	N/A
Hedged items	(4)	—	—	357	78	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	32	(81)	—	—	—	—	N/A
Hedged items	(30)	80	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	33	—	—	—	—	N/A
Subtotal	2	32	—	(15)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(764)
Amount of gains (losses) reclassified from AOCI into income	15	18	—	—	—	1	(34)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	452
Amount of gains (losses) reclassified from AOCI into income	2	(148)	—	—	—	—	146
Foreign currency transaction gains (losses) on hedged items	—	146	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	17	16	—	—	—	1	(200)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	43
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	19
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	62
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	1	—	(1,366)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	(75)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	46	—	—	—	N/A
Credit derivatives — written (1)	—	—	(50)	—	—	—	N/A
Equity derivatives (1)	9	—	243	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	118	—	—	—	N/A
Subtotal	11	—	(1,084)	—	—	—	N/A
Earned income on derivatives	83	—	236	40	(26)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(103)	—	N/A	N/A	N/A
Total	$113	$48	$(951)	$25	$(28)	$1	$(138)
__________________
(1)Excludes earned income on derivatives.

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$882	$1,411	$1	$1
Mortgage loans	$355	$331	$(17)	$(19)
Future policy benefits	$(2,982)	$(2,816)	$78	$199
Policyholder account balances	$(1,865)	$(1,789)	$41	$104
__________________
(1)Includes ($130) million and ($136) million of hedging adjustments on discontinued hedging relationships at March 31, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million for the three months ended March 31, 2023 and ($2) million for the three months ended March 31, 2022.
At both March 31, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At March 31, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $2.2 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2023, the Company expected to reclassify $99 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At March 31, 2023 and December 31, 2022, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $483 million and $435 million, respectively. At March 31, 2023 and December 31, 2022, the carrying amount of debt designated as a non-derivative hedging instrument was $316 million and $318 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$158	1.9	$3	$158	2.2
Credit default swaps referencing indices	82	4,251	3.2	79	4,251	3.4
Subtotal	84	4,409	3.1	82	4,409	3.4
Baa
Single name credit default swaps (3)	1	81	2.2	1	81	2.5
Credit default swaps referencing indices	25	8,059	5.7	28	6,775	5.6
Subtotal	26	8,140	5.6	29	6,856	5.5
Ba
Single name credit default swaps (3)	(1)	62	1.1	—	62	1.3
Credit default swaps referencing indices	2	25	3.7	2	25	4.0
Subtotal	1	87	1.9	2	87	2.1
B
Credit default swaps referencing indices	3	130	5.2	2	130	4.7
Subtotal	3	130	5.2	2	130	4.7
Caa
Credit default swaps referencing indices	(8)	30	3.2	(10)	30	3.5
Subtotal	(8)	30	3.2	(10)	30	3.5
Total	$106	$12,796	4.7	$105	$11,512	4.7
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
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of the Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third party custodians.
The Company’s over-the-counter cleared (“OTC-cleared”) derivatives are effected through central clearing counterparties and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
See Note 11 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,575	$5,370	$11,438	$6,628
OTC-cleared (1)	113	171	121	342
Exchange-traded	14	49	18	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,702	5,590	11,577	6,975
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,624)	(3,624)	(4,579)	(4,579)
OTC-cleared	(4)	(4)	(33)	(33)
Exchange-traded	(5)	(5)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(4,667)	—	(5,432)	—
OTC-cleared	(28)	(129)	(35)	(295)
Exchange-traded	—	(24)	—	(3)
Securities collateral: (5)
OTC-bilateral	(2,165)	(1,654)	(1,322)	(2,024)
OTC-cleared	—	(38)	—	(14)
Exchange-traded	—	(19)	—	(1)
Net amount after application of master netting agreements and collateral	$209	$93	$175	$25
__________________
(1)At March 31, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $172 million and $166 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $45 million and $0, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2023 and December 31, 2022, the Company received excess cash collateral of $289 million and $252 million, respectively, and provided excess cash collateral of $103 million and $125 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $341 million and $398 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $1.3 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $1.1 billion and $1.0 billion, respectively, for its OTC-cleared derivatives, and $131 million and $184 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2023, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	March 31, 2023			December 31, 2022
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$1,746	$—	$1,746	$2,049	$—	$2,049
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$1,923	$—	$1,923	$2,267	$—	$2,267
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2023	December 31, 2022
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(105)	$(123)
Fixed annuities with equity indexed returns	Policyholder account balances	149	140
Total		$44	$17
11. Fair Value
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$69,352	$13,130	$82,482
Foreign corporate	—	41,739	12,546	54,285
Foreign government	—	48,065	46	48,111
U.S. government and agency	16,603	16,275	—	32,878
RMBS	104	24,775	1,664	26,543
ABS & CLO	—	14,747	2,223	16,970
Municipals	—	12,597	—	12,597
CMBS	—	9,322	666	9,988
Total fixed maturity securities AFS	16,707	236,872	30,275	283,854
Equity securities	1,322	115	258	1,695
Unit-linked and FVO Securities (1)	7,367	1,685	1,011	10,063
Short-term investments (2)	3,098	712	58	3,868
Other investments	43	251	928	1,222
Derivative assets: (3)
Interest rate	4	4,420	—	4,424
Foreign currency exchange rate	—	5,029	371	5,400
Credit	—	131	7	138
Equity market	10	551	7	568
Total derivative assets	14	10,131	385	10,530
Market risk benefits	—	—	227	227
Reinsured market risk benefits (4)	—	—	25	25
Separate account assets (5)	67,128	80,086	1,203	148,417
Total assets (6)	$95,679	$329,852	$34,370	$459,901
Liabilities
Derivative liabilities: (3)
Interest rate	$2	$2,281	$284	$2,567
Foreign currency exchange rate	—	2,493	48	2,541
Credit	—	99	—	99
Equity market	47	291	—	338
Total derivative liabilities	49	5,164	332	5,545
Embedded derivatives within liability host contracts (7)	—	—	44	44
Market risk benefits	—	—	3,869	3,869
Separate account liabilities (5)	12	2	1	15
Total liabilities	$61	$5,166	$4,246	$9,473

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	December 31, 2022
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,578	$12,452	$80,030
Foreign corporate	—	40,623	11,949	52,572
Foreign government	—	46,644	103	46,747
U.S. government and agency	15,955	16,274	—	32,229
RMBS	4	24,515	1,646	26,165
ABS & CLO	—	14,895	1,927	16,822
Municipals	—	12,152	—	12,152
CMBS	—	9,367	696	10,063
Total fixed maturity securities AFS	15,959	232,048	28,773	276,780
Equity securities	1,293	132	259	1,684
Unit-linked and FVO Securities (1)	7,101	1,780	787	9,668
Short-term investments (2)	3,830	686	57	4,573
Other investments	—	206	926	1,132
Derivative assets: (3)
Interest rate	2	4,570	—	4,572
Foreign currency exchange rate	8	5,670	210	5,888
Credit	—	69	82	151
Equity market	8	785	7	800
Total derivative assets	18	11,094	299	11,411
Market risk benefits	—	—	280	280
Reinsured market risk benefits (4)	—	—	23	23
Separate account assets (5)	65,107	79,703	1,228	146,038
Total assets (6)	$93,308	$325,649	$32,632	$451,589
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,153	$404	$3,558
Foreign currency exchange rate	—	2,820	50	2,870
Credit	—	92	15	107
Equity market	4	436	—	440
Total derivative liabilities	5	6,501	469	6,975
Embedded derivatives within liability host contracts (7)	—	—	17	17
Market risk benefits	—	—	3,763	3,763
Separate account liabilities (5)	8	15	18	41
Total liabilities	$13	$6,516	$4,267	$10,796
__________________
(1)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both March 31, 2023 and December 31, 2022.

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
(4)Reinsured MRBs are presented within premiums, reinsurance and other receivables.
(5)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(6)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2023 and December 31, 2022, the estimated fair value of such investments was $63 million and $65 million, respectively.
(7)Embedded derivatives within liability host contracts are presented within PABs and other liabilities on the interim condensed consolidated balance sheets.
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
When quoted prices in active markets are not available, the determination of estimated fair value of securities is based on market standard valuation methodologies, giving priority to observable inputs. The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. When observable inputs are not available, the market standard valuation methodologies rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs can be based, in large part, on management’s judgment or estimation and cannot be supported by reference to market activity. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments.
The estimated fair value of short-term investments and other investments is determined on a basis consistent with the methodologies described herein.
The valuation approaches and key inputs for each category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy are presented below. The primary valuation approaches are the market approach, which considers recent prices from market transactions involving identical or similar assets or liabilities, and the income approach, which converts expected future amounts (e.g., cash flows) to a single current, discounted amount. The valuation of most instruments listed below is determined using independent pricing sources, matrix pricing, discounted cash flow methodologies or other similar techniques that use either observable market inputs or unobservable inputs.

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
The significant inputs to the pricing models for most OTC-bilateral and OTC-cleared derivatives are inputs that are observable in the market or can be derived principally from, or corroborated by, observable market data. With respect to certain OTC-bilateral and OTC-cleared derivatives, management may rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from, or corroborated by, observable market data. These unobservable inputs may involve significant management judgment or estimation. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such derivatives.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
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
The credit risk of both the counterparty and the Company is considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
Embedded Derivatives
Embedded derivatives principally include equity-indexed annuity contracts and investment risk within funds withheld related to certain reinsurance agreements. Embedded derivatives are recorded at estimated fair value with changes in estimated fair value reported in net income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
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
Market Risk Benefits
See Note 5 for information on the Company’s valuation approaches and key inputs for MRBs.
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

					March 31, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	12	-	130	90	—	-	126	87	Increase
	•	Market pricing	•	Quoted prices (4)	18	-	110	90	20	-	109	90	Increase
	•	Consensus pricing	•	Offered quotes (4)	72	-	104	95	5	-	99	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	108	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	102	92	3	-	102	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	329	-	360	343	372	-	392	381	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	143	-	1,938	218	74	-	1,938	208	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits and Reinsured Market Risk Benefits
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(10)
				Ages 41 - 60	0.03%	-	0.75%	0.20%	0.05%	-	0.75%	0.20%	(10)
				Ages 61 - 115	0.17%	-	100%	1.44%	0.23%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.40%	-	32.80%	8.96%	0.40%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.49%	-	18.20%	6.52%	0.49%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.49%	-	15%	2.89%	0.49%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.38%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0%	-	20%	4.02%	0%	-	20%	4.02%	(13)
			•	Long-term equity volatilities	8.06%	-	22.01%	18.49%	8.26%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.44%	-	2.03%	0.75%	0.34%	-	1.77%	0.75%	Decrease (15)
__________________
(1)The weighted average for fixed maturity securities AFS and derivatives is determined based on the estimated fair value of the securities and derivatives. The weighted average for MRBs is determined based on a combination of account values and experience data.
(2)The impact of a decrease in input would have resulted in the opposite impact on estimated fair value. For MRBs, changes to direct and assumed guaranteed minimum benefits are based on liability positions; changes to ceded guaranteed minimum benefits are based on asset positions.
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
(8)Represents the risk quoted in basis points of a credit default event on the underlying instrument. Credit derivatives with significant unobservable inputs are primarily comprised of written credit default swaps.
(9)At both March 31, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
(10)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(11)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(12)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(13)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRB. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(14)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(15)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	—	(7)	—	7	45
Total realized/unrealized gains (losses) included in AOCI	703	—	20	—	—	—
Purchases (3)	1,547	8	341	—	2	193
Sales (3)	(649)	(9)	(139)	—	(10)	(13)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	191	—	139	—	—	2
Transfers out of Level 3 (4)	(518)	(56)	(70)	—	—	(3)
Balance, end of period	$25,676	$46	$4,553	$—	$258	$1,011
Three Months Ended March 31, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	—	12	—	13	(36)
Total realized/unrealized gains (losses) included in AOCI	(2,026)	1	(207)	—	—	—
Purchases (3)	1,266	19	806	29	27	8
Sales (3)	(512)	—	(237)	—	—	(3)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	564	137	110	—	—	12
Transfers out of Level 3 (4)	(354)	—	(425)	—	(2)	(14)
Balance, end of period	$24,362	$248	$5,930	$29	$189	$868
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$—	$—	$(3)	$—	$(3)	$45
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$(11)	$—	$12	$—	$13	$(36)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$694	$(1)	$18	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$(2,033)	$1	$(206)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2023
Balance, beginning of period	$57	$—	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	1	168	(17)	(22)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	83	—	—
Purchases (3)	52	—	1	—	—	101
Sales (3)	(42)	—	—	—	—	(93)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	33	(10)	1
Transfers into Level 3 (4)	—	—	—	(61)	—	5
Transfers out of Level 3 (4)	(10)	—	—	—	—	—
Balance, end of period	$58	$—	$928	$53	$(44)	$1,202
Three Months Ended March 31, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(222)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(3)	46	310	(103)	18
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(220)	—	—
Purchases (3)	4	—	126	90	—	289
Sales (3)	(2)	—	(23)	—	—	(316)
Issuances (3)	—	—	—	(2)	—	1
Settlements (3)	—	(5)	—	5	29	(2)
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	—	—	—	(4)
Balance, end of period	$5	$119	$1,047	$31	$(296)	$2,118
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$—	$—	$3	$158	$(17)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2022 (5)	$—	$(4)	$46	$290	$(103)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$—	$—	$—	$64	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2022 (5)	$—	$—	$—	$(203)	$—	$—
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

	March 31, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$347	$263

	Three Months Ended March 31,
	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(79)	$8
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$85,572	$—	$—	$81,473	$81,473
Policy loans	$8,863	$—	$—	$9,796	$9,796
Other invested assets	$959	$—	$745	$214	$959
Premiums, reinsurance and other receivables	$3,076	$—	$1,165	$1,976	$3,141
Other assets	$1,087	$—	$882	$204	$1,086
Liabilities
Policyholder account balances	$134,192	$—	$—	$128,865	$128,865
Long-term debt	$14,571	$—	$14,279	$—	$14,279
Collateral financing arrangement	$704	$—	$—	$579	$579
Junior subordinated debt securities	$3,159	$—	$3,473	$—	$3,473
Other liabilities	$2,838	$—	$1,324	$1,816	$3,140
Separate account liabilities	$82,768	$—	$82,768	$—	$82,768

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$83,763	$—	$—	$78,694	$78,694
Policy loans	$8,874	$—	$—	$9,682	$9,682
Other invested assets	$946	$—	$729	$217	$946
Premiums, reinsurance and other receivables	$2,905	$—	$1,042	$1,921	$2,963
Other assets	$267	$—	$90	$175	$265
Liabilities
Policyholder account balances	$133,788	$—	$—	$127,514	$127,514
Long-term debt	$14,591	$—	$14,241	$—	$14,241
Collateral financing arrangement	$716	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,502	$—	$3,502
Other liabilities	$2,908	$—	$1,377	$1,793	$3,170
Separate account liabilities	$81,976	$—	$81,976	$—	$81,976
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Long-Term Debt
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
13. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2023 and December 31, 2022:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended March 31,
	2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.361	$9	$0.250	$6
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$296.875	12
G	$19.250	19	$19.250	19
Total		$66		$63
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	March 31, 2023
	(In millions)
May 4, 2022	$3,000	$425
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
See Note 19 for information on a subsequent common stock repurchase authorization.
For the three months ended March 31, 2023 and 2022, MetLife, Inc. repurchased 11,612,945 shares and 13,621,423 shares of its common stock, respectively, through open market purchases for $780 million and $915 million, respectively. The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. Neither the authorization remaining, nor the amount repurchased, at March 31, 2023 reflects the $7 million of applicable excise tax payable in connection with such repurchases. The $7 million of excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased, and a corresponding liability for the excise tax payable was recorded in other liabilities.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2020 – December 31, 2022 performance period was 156.3%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,174,602 Performance Shares and 154,904 Performance Units associated with that performance period that vested on December 31, 2022. As a result, in the first quarter of 2023, MetLife, Inc. issued 1,835,903 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 242,115 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Unrealized Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	7,583	387	(4,369)	100	282	(4)	3,979
Deferred income tax benefit (expense)	(1,728)	(97)	1,002	(21)	(24)	1	(867)
AOCI before reclassifications, net of income tax	(16,791)	1,847	2,748	186	(6,119)	(1,380)	(19,509)
Amounts reclassified from AOCI	566	(132)	—	—	—	30	464
Deferred income tax benefit (expense)	(129)	33	—	—	—	(6)	(102)
Amounts reclassified from AOCI, net of income tax	437	(99)	—	—	—	24	362
Balance, end of period	$(16,354)	$1,748	$2,748	$186	$(6,119)	$(1,356)	$(19,147)

	Three Months Ended March 31, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Unrealized Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$20,919	$1,629	$(18,559)	$279	$(5,121)	$(1,598)	$(2,451)
OCI before reclassifications	(21,450)	(312)	11,869	(107)	(394)	3	(10,391)
Deferred income tax benefit (expense)	4,934	55	(2,611)	23	(20)	(1)	2,380
AOCI before reclassifications, net of income tax	4,403	1,372	(9,301)	195	(5,535)	(1,596)	(10,462)
Amounts reclassified from AOCI	321	112	—	—	—	24	457
Deferred income tax benefit (expense)	(75)	(20)	—	—	—	(3)	(98)
Amounts reclassified from AOCI, net of income tax	246	92	—	—	—	21	359
Sale of subsidiary, net of income tax	(30)	—	53	—	38	(2)	59
Balance, end of period	$4,619	$1,464	$(9,248)	$195	$(5,497)	$(1,577)	$(10,044)

For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2023	2022
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(611)	$(350)	Net investment gains (losses)
Net unrealized investment gains (losses)	2	2	Net investment income
Net unrealized investment gains (losses)	43	27	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(566)	(321)
Income tax (expense) benefit	129	75
Net unrealized investment gains (losses), net of income tax	(437)	(246)
Unrealized gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	14	15	Net investment income
Interest rate derivatives	5	18	Net investment gains (losses)
Interest rate derivatives	—	1	Other expenses
Foreign currency exchange rate derivatives	1	2	Net investment income
Foreign currency exchange rate derivatives	111	(148)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	—	Other expenses
Gains (losses) on cash flow hedges, before income tax	132	(112)
Income tax (expense) benefit	(33)	20
Gains (losses) on cash flow hedges, net of income tax	99	(92)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(33)	(27)
Amortization of prior service (costs) credit	3	3
Amortization of defined benefit plan items, before income tax	(30)	(24)
Income tax (expense) benefit	6	3
Amortization of defined benefit plan items, net of income tax	(24)	(21)
Total reclassifications, net of income tax	$(362)	$(359)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 15.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, derivatives and other investments and the effect on policyholder liabilities that would result from the realization of the unrealized gains (losses) are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	March 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(21,083)	$(29,262)
Derivatives	2,231	1,976
Other	543	549
Subtotal	(18,309)	(26,737)
Amounts allocated from:
Policyholder liabilities	79	120
Deferred income tax benefit (expense)	3,624	5,545
Net unrealized investment gains (losses)	(14,606)	(21,072)
Net unrealized investment gains (losses) attributable to noncontrolling interests	—	(17)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(14,606)	$(21,089)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Vision fee for service arrangements	$159	$154
Prepaid legal plans	131	120
Fee-based investment management	100	102
Recordkeeping and administrative services (1)	37	47
Administrative services-only contracts	64	59
Other revenue from service contracts from customers	71	68
Total revenues from service contracts from customers	562	550
Other	77	110
Total other revenues	$639	$660
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $261 million and $226 million at March 31, 2023 and December 31, 2022, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Employee-related costs (1)	$933	$904
Third party staffing costs	344	383
General and administrative expenses	143	116
Pension, postretirement and postemployment benefit costs	59	25
Premium taxes, other taxes, and licenses & fees	161	153
Commissions and other variable expenses	1,417	1,331
Capitalization of DAC	(718)	(652)
Amortization of DAC and VOBA	470	475
Amortization of negative VOBA	(7)	(8)
Interest expense on debt	255	225
Total other expenses	$3,057	$2,952
__________________
(1)Includes ($38) million and $37 million for the three months ended March 31, 2023 and 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
15. Employee Benefit Plans
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$38	$1	$52	$1
Interest costs	118	11	81	8
Expected return on plan assets	(120)	(13)	(129)	(13)
Amortization of net actuarial (gains) losses	39	(8)	31	(6)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$72	$(9)	$32	$(10)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Income Tax
For the three months ended March 31, 2023, the effective tax rate on income (loss) before provision for income tax was 67%. The Company’s effective tax rate for the three months ended March 31, 2023 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at higher statutory rates than U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.
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
17. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	775.4	823.8
Incremental common shares from assumed exercise or issuance of stock-based awards	5.8	6.7
Weighted average common stock outstanding - diluted	781.2	830.5
Net Income (Loss):
Net income (loss)	$85	$1,639
Less: Net income (loss) attributable to noncontrolling interests	5	5
Less: Preferred stock dividends	66	63
Net income (loss) available to MetLife, Inc.’s common shareholders	$14	$1,571
Basic	$0.02	$1.91
Diluted	$0.02	$1.89
18. Contingencies, Commitments and Guarantees
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2022 Annual Report, MLIC received approximately 2,610 asbestos-related claims in 2022. For the three months ended March 31, 2023 and 2022, MLIC received approximately 587 and 721 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2023.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.0 billion and $3.4 billion at March 31, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $9.3 billion and $9.4 billion at March 31, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $632 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $20 million at both March 31, 2023 and December 31, 2022, for indemnities and guarantees.
19. Subsequent Events
Common Stock Repurchase Authorization
On May 3, 2023, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, the Russia-Ukraine conflict, banking sector volatility and the COVID-19 pandemic. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2022 Annual Report.
Governments and central banks around the world are using fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Open Market Committee took various actions in 2022 and in the beginning of 2023 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains, exacerbated by the recent banking turmoil. The European Central Bank and Bank of England have been taking similar actions. In contrast, the Bank of Japan (“BoJ”) has mostly kept its monetary policy settings on hold, reflecting a more cautious view on growth. The Japanese yen has weakened to its lowest level against the U.S. dollar since 2002 as monetary policy divergence has widened between the BoJ and the Federal Reserve Board.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. For discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions to manage the impact of a changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2022 Annual Report.

Competitive Pressures
See “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures” in the 2022 Annual Report for information on our competitive position.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2022 Annual Report, as amended or supplemented here.
Insurance Regulation
U.S. Federal Initiatives
On April 21, 2023, the Financial Stability Oversight Council (“FSOC”) proposed certain changes to how FSOC would designate non-bank financial companies as systemically important financial institutions (“non-bank SIFIs”). The proposed changes include a revised approach to non-bank SIFI designation based on risk factors contained in a proposed analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. The proposed changes also include eliminating any requirement that FSOC conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before designating the non-bank financial company as a non-bank SIFI. The FSOC’s proposed changes, if adopted, could have the effect of simplifying and shortening FSOC’s procedures for designating non-bank financial companies as non-bank SIFIs and thus subject a non-bank financial company so designated to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict whether or the extent to which FSOC’s proposed changes would be adopted as proposed or if any further change would be made and any potential impact thereof.
Surplus and Capital
Risk-Based Capital
In light of the rising interest rate environment, the National Association of Insurance Commissioners (“NAIC”) is focused on identifying a solution for 2023 with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. The NAIC has proposed new statutory accounting guidance that would permit an insurer with an RBC ratio greater than 300% to admit negative IMR of up to 5% of its general account capital and surplus, subject to certain restrictions and reporting obligations. Comments on the proposal are due in June 2023. The NAIC also intends to develop a long-term solution for this issue even if interest rates shift.
The NAIC has been evaluating the risks associated with certain insurers’ investments in leveraged loans and collateralized loan obligations (“CLOs”). The NAIC is considering a proposal to assign risk weights to CLOs based on its own modeling as opposed to credit ratings. Under this proposal, the NAIC Structured Securities Group would model CLO investments and evaluate tranche level losses across all debt and equity tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral, in order to reduce RBC arbitrage. This change would be implemented at year-end 2024 at the earliest. It is currently unclear whether this will apply to all CLOs or only in specified cases. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.

London Interbank Offered Rate
The Financial Conduct Authority (“FCA”), the United Kingdom (“U.K.”) regulator of the London Interbank Offered Rate (“LIBOR”), and the Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of LIBOR, have announced the cessation dates for the publication of all U.S. Dollar and non-U.S. Dollar LIBOR settings. The cessation dates of many of these settings have occurred and the cessation date of the remaining U.S. Dollar LIBOR settings (overnight and one-, three-, six- and 12-month U.S. Dollar LIBOR) will occur on June 30, 2023. The FCA has announced that the ICE Benchmark Administration will continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. Effective January 1, 2023, the Company adopted a new accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “Transition Date”). The effects of adoption were therefore applied for years ended December 31, 2022 and 2021, as described in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. This summary of critical accounting estimates reflects this adoption. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements. The most critical estimates include those used in determining:
(i)future policy benefit liabilities (“FPBs”), market risk benefits (“MRBs”) and the accounting for reinsurance;
(ii)estimated fair values of investments in the absence of quoted market values;
(iii)investment allowance for credit loss (“ACL”) and impairments;
(iv)estimated fair values of freestanding derivatives;
(v)measurement of goodwill and related impairment;
(vi)measurement of employee benefit plan liabilities;
(vii)measurement of income taxes and the valuation of deferred tax assets; and
(viii)liabilities for litigation and regulatory matters.
Due to the adoption of LDTI, the measurement model for deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) changed and the majority of the embedded derivatives met the criteria to be accounted for as MRBs; therefore, we no longer believe that DAC, VOBA and embedded derivatives are critical accounting estimates. LDTI impacted the recognition and measurement of FPBs, MRBs and reinsurance, along with the resulting impacts to deferred income taxes which are described in further detail below. The other critical accounting estimates above were not impacted by the adoption of LDTI and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
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

Future Policy Benefit Liabilities
Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are updated at least annually to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MetLife’s FPBs, inclusive of deferred profit liabilities, as described in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, cash flow assumptions are incorporated into the calculation of the FPBs, and are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Beginning on the Transition Date, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements, the upper-medium grade discount rate, which the Company generally interprets as a rate comparable to that of a U.S. corporate single A discount rate which reflects the duration characteristics of the liability, is used to discount the estimated cash flows and that discount rate is updated at each reporting period through other comprehensive income (loss) (“OCI”).
We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, for products including, but not limited to, those within the disaggregated rollforwards included in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following tables:
Traditional long-duration non-participating and limited-payment contracts

	December 31, 2022
	FPBs (1)	Pre-tax Net Income	OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$(63)	$84	$(21)
Effect of a decrease by 1%	$68	$(89)	$21
Morbidity (2)
Effect of an increase by 5%	$505	$(727)	$222
Effect of a decrease by 5%	$(227)	$441	$(214)
Lapse (3)
Effect of an increase by 10%	$69	$263	$(332)
Effect of a decrease by 10%	$161	$(522)	$361

__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable to the sensitivity.
(2)For products which are subject to morbidity risk, MetLife applied sensitivities to the incidence rate assumptions only.
(3)For MetLife Holdings long-term care products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year.
Traditional participating contracts comprise a significant portion of MetLife’s FPBs, as described in Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations provided the resulting liabilities are adequate to provide for future benefits and expenses (i.e., there is no premium deficiency). Therefore, liabilities for these products would not be impacted by changes in assumptions unless such change would result in an adverse impact that would trigger an establishment of a premium deficiency reserve. For these contracts, MetLife’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
Liabilities for universal and variable universal life secondary and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity index, such as the S&P Global Ratings 500 Index. These assumptions are monitored and updated periodically based on market conditions and historical experience. For further information on additional insurance liabilities and the amounts included in the disaggregated rollforwards, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
For all insurance assets and liabilities, MetLife holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “— Liquidity and Capital Resources.”
Market Risk Benefits
MRBs are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits (referred to as “GMXBs”), in addition to an account balance which expose insurance companies to other than nominal capital market risk (equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features or guarantees that meet the definition of an MRB. Those benefits are aggregated and measured as a single compound MRB.
All identified MRBs are required to be measured at estimated fair value, which is determined based on the present value of projected future benefits minus the present value of projected future fees attributable to those benefit features. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these MRBs also includes an adjustment for our nonperformance risk and risk margins for non-capital market inputs. The nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Changes in the estimated fair value of MRBs are recognized in net income, except for fair value changes attributable to a change in nonperformance risk of the Company which is recorded within OCI.

The cost of MRBs may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including, but not limited to, changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in our nonperformance risk could materially affect OCI.
We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following table:

	December 31, 2022
	MRBs (Liabilities net of Assets)	Pre-tax Net Income	OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$—	$2	$(2)
Effect of a decrease by 1%	$—	$(2)	$2
Lapse
Effect of an increase by 10%	$(30)	$35	$(5)
Effect of a decrease by 10%	$28	$(33)	$5
Nonperformance risk (1)
Effect of an increase by 50 bps	$(299)	N/A	$299
Effect of a decrease by 50 bps	$329	N/A	$(329)
__________________
(1)In the valuation of MRBs, the Company applies a nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc.
See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of the MRBs, as well as the effect of changes in such factors on the measurement of our MRBs during the year. Also, see Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the fair value measurement of MRBs.

Reinsurance
Accounting for reinsurance generally presents the income statement effect of direct policies on a net-of-reinsurance basis by using assumptions and methodologies consistent with those used to project the future performance of the underlying direct business. Further, the potential impact of counterparty credit risks are considered when measuring the reinsurance recoverable. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Investment Allowance for Credit Loss and Impairments” included in the 2022 Annual Report. Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting. The reinsurance recoverables associated with the FPBs and MRBs are not included in the sensitivities presented above as they are not considered significant in relation to the associated liabilities.
See Note 6 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for additional information on our reinsurance programs.
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. Following the adoption of LDTI, if there were a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $76 million increase in the net deferred income tax asset balance at December 31, 2022.
Acquisitions and Dispositions
Acquisitions
Acquisition of Raven Capital Management
In March 2023, the Company completed the acquisition of Raven Capital Management, an alternative investment firm.
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
Dispositions
Disposition of MetLife Poland and Greece
For information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece in April 2022 and January 2022, respectively (collectively, “MetLife Poland and Greece”), which were reported as held-for-sale, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

Results of Operations
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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $14 million for the three months ended March 31, 2023, compared to net income available to MetLife, Inc.’s common shareholders of $1.6 billion for the three months ended March 31, 2022.
•Adjusted earnings available to common shareholders of $1.2 billion for the three months ended March 31, 2023, compared to adjusted earnings available to common shareholders of $1.7 billion for the three months ended March 31, 2022.
Consolidated Results

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Premiums	$9,589	$10,617
Universal life and investment-type product policy fees	1,289	1,312
Net investment income	4,645	4,284
Other revenues	639	660
Net investment gains (losses)	(684)	(517)
Net derivative gains (losses)	(90)	(951)
Total revenues	15,388	15,405
Expenses
Policyholder benefits and claims and policyholder dividends	10,031	11,373
Policyholder liability remeasurement (gains) losses	(9)	(41)
Market risk benefits remeasurement (gains) losses	188	(1,440)
Interest credited to policyholder account balances	1,864	626
Amortization of DAC and VOBA	470	475
Amortization of negative VOBA	(7)	(8)
Interest expense on debt	255	225
Other expenses, net of capitalization of DAC	2,339	2,260
Total expenses	15,131	13,470
Income (loss) before provision for income tax	257	1,935
Provision for income tax expense (benefit)	172	296
Net income (loss)	85	1,639
Less: Net income (loss) attributable to noncontrolling interests	5	5
Net income (loss) attributable to MetLife, Inc.	80	1,634
Less: Preferred stock dividends	66	63
Net income (loss) available to MetLife, Inc.’s common shareholders	$14	$1,571

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $1.6 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $167 million ($132 million, net of income tax):
•Higher losses on sales of fixed maturity securities
•Higher provisions for credit loss on mortgage loans
•Lower foreign currency transaction gains
Partially offset by:
•Prior period provisions for credit loss on fixed maturity securities
•Mark-to-market gains on equity securities in the current period, which are measured at fair value through net income (loss)
Net Derivative Gains (Losses)(2) - Favorable change of $861 million ($680 million, net of income tax)(3):
•Long-term interest rates decreased in the current period versus increased in the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)
Market Risk Benefits Remeasurement Gains (Losses)(4) - Unfavorable change of $1.6 billion ($1.3 billion, net of income tax):
•Long-term interest rates decreased in the current period versus increased in the prior period
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period
Adjusted Earnings(5) - Unfavorable change of $511 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 67% current period versus 15% prior period
•Current period effective tax rate on income before provision for income tax was 67% versus statutory rate of 21%:
•Tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by:
•Tax benefits from tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income
•Prior period effective tax rate on income before provision for income tax was 15% versus statutory rate of 21%:
•Tax benefits from tax credits
•Foreign earnings taxed at different rates than the U.S. statutory rate
•Corporate tax deduction for stock compensation
•Non-taxable investment income
__________________
(1) See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.

(2) See “—Derivatives — Net Derivatives Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results — Adjusted Net Investment Income” for additional information.
(4) See Note 5 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
(5) As used in “— Consolidated Results — Adjusted Earnings” and as more fully described in “— Non-GAAP and Other Financial Disclosures,” we refer to adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended March 31, 2023

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$397	$(277)	$272	$58	$(439)	$3	$14
Add: Preferred stock dividends	—	—	—	—	—	66	66
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	—	3	5
Net income (loss)	397	(277)	273	59	(439)	72	85
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(178)	(617)	(2)	9	(145)	249	(684)
Net derivative gains (losses)	(5)	36	221	(23)	(380)	61	(90)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(153)	112	(28)	176	(71)	3	39
Other revenues	(18)	—	—	1	—	14	(3)
Expenses:
Policyholder benefits and claims and policyholder dividends	(2)	14	(82)	—	—	—	(70)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	(36)	(4)	—	12	(160)	—	(188)
Interest credited to policyholder account balances	(1)	(124)	(28)	(169)	—	—	(322)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	2	(1)	—	(28)	(27)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	83	26	(25)	(6)	159	(57)	180
Adjusted earnings	$707	$280	$215	$60	$158	(170)	1,250
Less: Preferred stock dividends						66	66
Adjusted earnings available to common shareholders						$(236)	$1,184

Premiums, fees and other revenues	$6,679	$1,794	$1,372	$582	$959	$131	$11,517
Less: adjustments to premiums, fees and other revenues	(18)	—	—	1	—	14	(3)
Adjusted premiums, fees and other revenues	$6,697	$1,794	$1,372	$581	$959	$117	$11,520

Three Months Ended March 31, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$656	$(54)	$248	$(39)	$769	$(9)	$1,571
Add: Preferred stock dividends	—	—	—	—	—	63	63
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	2	—	2	5
Net income (loss)	656	(54)	249	(37)	769	56	1,639
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(266)	(186)	6	(115)	(87)	131	(517)
Net derivative gains (losses)	195	(786)	264	(38)	(575)	(11)	(951)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	—	—	11	—	—	11
Net investment income	(67)	(110)	(78)	(385)	(72)	4	(708)
Other revenues	—	—	—	3	—	47	50
Expenses:
Policyholder benefits and claims and policyholder dividends	(7)	(12)	(112)	(23)	—	—	(154)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	113	44	—	13	1,269	1	1,440
Interest credited to policyholder account balances	23	74	76	392	—	—	565
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	—	—	(8)	—	—	(8)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	2	(22)	—	(59)	(79)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	2	323	(44)	28	(114)	(15)	180
Adjusted earnings	$663	$599	$135	$55	$348	(42)	1,758
Less: Preferred stock dividends						63	63
Adjusted earnings available to common shareholders						$(105)	$1,695

Adjusted earnings available to common shareholders on a constant currency basis (1)	$663	$581	$142	$46	$348	$(105)	$1,675

Premiums, fees and other revenues	$7,729	$1,976	$1,036	$656	$1,048	$144	$12,589
Less: adjustments to premiums, fees and other revenues	—	—	—	55	—	47	102
Adjusted premiums, fees and other revenues	$7,729	$1,976	$1,036	$601	$1,048	$97	$12,487

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$7,729	$1,792	$1,087	$551	$1,048	$97	$12,304
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 decreased $967 million, or 8%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $784 million, or 6%, compared to the prior period. This was primarily due to lower premiums in our U.S. segment driven by a decline in our Retirement and Income Solutions (“RIS”) business, partially offset by an increase in our Latin America segment due to strong sales and solid persistency across the region.

	Three Months Ended March 31,
	2023	2022
	(In millions)
U.S.	$707	$663
Asia	280	599
Latin America	215	135
EMEA	60	55
MetLife Holdings	158	348
Corporate & Other	(236)	(105)
Adjusted earnings available to common shareholders	$1,184	$1,695

Adjusted earnings available to common shareholders on a constant currency basis	$1,184	$1,675

Adjusted premiums, fees and other revenues	$11,520	$12,487
Adjusted premiums, fees and other revenues on a constant currency basis	$11,520	$12,304

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $511 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $785 million
•Variable investment income decreased - lower returns on our private equity and real estate funds
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $322 million:
▪Favorable underwriting, primarily driven by an overall decline in COVID-19 related claims in our U.S. and Latin America segments

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 decreased $1.0 billion, or 13%, compared to the prior period. This was primarily due to lower premiums in our RIS business, partially offset by growth in our Group Benefits business. The decrease in premiums in RIS was mainly driven by higher pension risk transfer sales in the prior period. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was primarily due to growth from our voluntary products and group term life, group disability and vision businesses, largely offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$8,821	$9,603
Total adjusted expenses	7,925	8,766
Provision for income tax expense (benefit)	189	174
Adjusted earnings	$707	$663

Adjusted premiums, fees and other revenues	$6,697	$7,729
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $44 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $206 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher average interest crediting rates on investment-type products
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher derivative income
Volume Growth - Increased adjusted earnings by $44 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long duration insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $227 million:
•Favorable mortality - Group Benefits - decreases in both incidence and severity of COVID-19 claims
Expenses - Decreased adjusted earnings by $21 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 decreased $182 million, or 9%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $2 million, or less than 1%, compared to the prior period, as increases in Korea and Bangladesh were largely offset by a decrease in premiums from Japan’s yen-denominated life products.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$2,675	$3,218
Total adjusted expenses	2,270	2,381
Provision for income tax expense (benefit)	125	238
Adjusted earnings	$280	$599

Adjusted earnings on a constant currency basis	$280	$581

Adjusted premiums, fees and other revenues	$1,794	$1,976
Adjusted premiums, fees and other revenues on a constant currency basis	$1,794	$1,792
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $319 million primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $18 million:
•Japanese yen, Korean won and Australian dollar weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $285 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
Volume Growth - Increased adjusted earnings by $10 million:
•Positive net flows in Japan and Korea resulted in higher average invested assets
•Higher sales across the region, primarily in Japan
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $13 million:
•Refinements to certain insurance and other liabilities in the prior period
Taxes - Decreased adjusted earnings by $11 million:
•Higher premium tax due to higher sales in Japan
•Higher dividend withholding tax in Korea

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 increased $336 million, or 32%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $285 million, or 26%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$1,751	$1,358
Total adjusted expenses	1,448	1,175
Provision for income tax expense (benefit)	88	48
Adjusted earnings	$215	$135

Adjusted earnings on a constant currency basis	$215	$142

Adjusted premiums, fees and other revenues	$1,372	$1,036
Adjusted premiums, fees and other revenues on a constant currency basis	$1,372	$1,087
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $80 million primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $7 million:
•Mexican peso strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $9 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher interest credited expenses on certain insurance liabilities
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities, primarily in Mexico, and an increase in bond index returns on our Chilean encaje within fair value option securities (“FVO Securities”)
Volume Growth - Increased adjusted earnings by $41 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance liabilities
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $44 million:
•Favorable underwriting - decline in COVID-19-related claims, primarily in Mexico
Expenses - Decreased adjusted earnings by $6 million:
•Higher employee-related costs

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2023 decreased $20 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $30 million, or 5%, compared to the prior period primarily due to increases in our (i) corporate solutions businesses in the U.K., Egypt, and the Gulf, (ii) accident & health business across the region and (iii) credit life business in Turkey.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$626	$642
Total adjusted expenses	550	570
Provision for income tax expense (benefit)	16	17
Adjusted earnings	$60	$55

Adjusted earnings on a constant currency basis	$60	$46

Adjusted premiums, fees and other revenues	$581	$601
Adjusted premiums, fees and other revenues on a constant currency basis	$581	$551
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $5 million primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $9 million:
•Egyptian pound, Turkish lira and euro weakened against U.S. dollar
Market Factors - Increased adjusted earnings by $7 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $6 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in Egypt
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $3 million:
•Favorable underwriting - corporate solutions business in the U.K. and Egypt
Largely offset by:
•Unfavorable underwriting - corporate solutions business in the Gulf and accident & health business in Europe

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$2,086	$2,441
Total adjusted expenses	1,891	2,006
Provision for income tax expense (benefit)	37	87
Adjusted earnings	$158	$348

Adjusted premiums, fees and other revenues	$959	$1,048
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $190 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $216 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
Volume Growth - Decreased adjusted earnings by $29 million:
•Lower asset-based fee income
•Lower average invested assets
•Lower premiums due to business run-off and the impact of dividend scale reductions in both periods
Partially offset by:
•Decrease in DAC amortization due to business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $61 million:
•Favorable underwriting - favorable mortality experience in our life business and less unfavorable morbidity experience in our long-term care business
•Lower dividend expense due to dividend scale reductions, as well as run-off in the Metropolitan Life Insurance Company (“MLIC”) closed block

Corporate & Other

	Three Months Ended March 31,
	2023	2022
	(In millions)
Total adjusted revenues	$167	$217
Total adjusted expenses	440	347
Provision for income tax expense (benefit)	(103)	(88)
Adjusted earnings	(170)	(42)
Less: Preferred stock dividends	66	63
Adjusted earnings available to common shareholders	$(236)	$(105)

Adjusted premiums, fees and other revenues	$117	$97
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Business activities	$19	$36
Net investment income	51	120
Interest expense on debt	(258)	(227)
Corporate initiatives and projects	(14)	(12)
Other	(71)	(47)
Provision for income tax (expense) benefit and other tax-related items	103	88
Preferred stock dividends	(66)	(63)
Adjusted earnings available to common shareholders	$(236)	$(105)
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $131 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $13 million:
•Higher expenses associated with business growth
Net Investment Income - Decreased adjusted earnings by $55 million:
•Variable investment income decreased - lower equity market returns on our private equity funds
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities, higher market returns on FVO Securities and an increase in average invested assets
Interest Expense on Debt - Decreased adjusted earnings by $24 million:
•Senior note issuances in July 2022 and January 2023
•LIBOR rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023

Other - Decreased adjusted earnings by $19 million:
•Higher corporate-related expenses
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
•Higher taxes on stock compensation

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, the Russia-Ukraine conflict, banking sector volatility and the COVID-19 pandemic continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at March 31, 2023
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Peru	110	19	167	296
Egypt	112	—	1	113
Ukraine (3)	68	—	2	70
Russian Federation (3)	40	—	—	40
Turkey	26	—	11	37
Total	$356	$19	$181	$556
Investment grade %	29.4%	89.8%	90.5%	51.4%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $684 million, $576 million and $356 million, respectively, at March 31, 2023. The notional value and estimated fair value of the net purchased credit default swaps were $200 million and $1 million, respectively, at March 31, 2023.

(3)As of March 31, 2023, the amortized cost, ACL, and amortized cost, net of ACL, of our Russian Federation sovereign securities were $120 million, $79 million and $41 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL, of our Russian Federation corporate securities were $2 million, $2 million and less than $1 million, respectively. As of March 31, 2023 the amortized cost, ACL and amortized cost, net of ACL, of our Ukraine sovereign securities were $88 million, $18 million and $70 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL, of our Ukraine corporate securities were $3 million, $1 million and $2 million, respectively.
Selected Sector: In the first quarter of 2023, portions of the global banking sector experienced volatility. Our exposure to U.S. regional banking sector fixed maturity securities AFS was $371 million, at estimated fair value, all of the which were investment grade rated, with unrealized losses of $12 million, at March 31, 2023. Our exposure to Credit Suisse fixed maturity securities AFS was $310 million, at estimated fair value, of which $293 million were investment grade rated, with unrealized losses of $19 million, at March 31, 2023. Of the $310 million Credit Suisse investment, $293 million were senior unsecured securities and $17 million were tier 2 subordinate securities. The U.S. regional banking sector and Credit Suisse exposures combined comprised less than 1% of cash and total invested assets at March 31, 2023. We maintain diversified banking sector securities portfolios which are broadly diversified across many sub-sectors and issuers.
We manage direct and indirect investment exposure in the selected countries and sector through fundamental analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the banking sector will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
Adjusted Net Investment Income
See “— Overview” for an overview of how we manage our investment portfolio. A reconciliation of net investment income under GAAP to adjusted net investment income and our yield table are presented below.
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended March 31,
	2023	2022
	(In millions)
Net investment income — GAAP	$4,645	$4,284
Investment hedge adjustments	264	215
Unit-linked investment income	(303)	498
Other	—	(5)
Adjusted net investment income (1)	$4,606	$4,992
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

Yield Table
The following yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

	For the Three Months Ended March 31,
	2023		2022
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities AFS (2), (3)	4.07%	$3,028	3.52%	$2,638
Mortgage loans (3)	4.92	1,041	4.13	823
Real estate and real estate joint ventures	(2.10)	(69)	7.82	241
Policy loans	5.35	119	5.13	116
Equity securities	3.17	12	3.48	7
Other limited partnership interests	0.73	26	25.35	926
Cash and short-term investments	5.01	167	1.08	30
Other invested assets	—	439	—	364
Investment income	4.31%	4,763	4.72%	5,145
Investment fees and expenses	(0.14)	(157)	(0.13)	(142)
Net investment income including divested businesses (4)	4.17%	4,606	4.59%	5,003
Less: net investment income from divested businesses (4)		—		11
Adjusted net investment income		$4,606		$4,992
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
(2)Investment income (loss) from fixed maturity securities AFS includes amounts from FVO Securities of $48 million and ($65) million for the three months ended March 31, 2023 and 2022, respectively.
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
Net Investment Gains (Losses)
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
See “— Results of Operations — Consolidated Results” for an analysis of the period over period changes in realized gains (losses) on investments sold, provision (release) for credit loss and impairments and non-investment portfolio gains (losses).

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	March 31, 2023		December 31, 2022
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$215,236	75.8%	$211,579	76.4%
Privately-placed	68,618	24.2	65,201	23.6
Total fixed maturity securities AFS	$283,854	100.0%	$276,780	100.0%
Percentage of cash and invested assets	61.7%		61.0%
Equity securities
Publicly-traded	$1,436	84.7%	$1,423	84.5%
Privately-held	259	15.3	261	15.5
Total equity securities	$1,695	100.0%	$1,684	100.0%
Percentage of cash and invested assets	0.4%		0.4%
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
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2022 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	March 31, 2023
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,707	5.9%	$1,322	78.0%
Level 2
Independent pricing sources	236,872	83.5	113	6.7
Internal matrix pricing or discounted cash flow techniques	—	—	2	0.1
Significant other observable inputs	236,872	83.5	115	6.8
Level 3
Independent pricing sources	22,499	7.9	48	2.8
Internal matrix pricing or discounted cash flow techniques	7,372	2.6	203	12.0
Independent broker quotations	404	0.1	7	0.4
Significant unobservable inputs	30,275	10.6	258	15.2
Total at estimated fair value	$283,854	100.0%	$1,695	100.0%

See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2023: U.S. corporate securities, foreign corporate securities and ABS & CLO. During the three months ended March 31, 2023, Level 3 fixed maturity securities AFS increased by $1.5 billion, or 5.2%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in OCI, partially offset by transfers out of Level 3 in excess of transfers into Level 3.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2022 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2022 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for non-agency RMBS and CMBS that estimate security level expected losses under a variety of economic scenarios.
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

		March 31, 2023				December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$209,399	$(13,864)	$195,535	69.0%	$209,951	$(19,930)	$190,021	68.7%
Baa	2	80,822	(6,161)	74,661	26.3	81,280	(8,086)	73,194	26.5
Subtotal investment grade		290,221	(20,025)	270,196	95.3	291,231	(28,016)	263,215	95.2
Ba	3	11,472	(616)	10,856	3.8	11,223	(712)	10,511	3.8
B	4	2,469	(173)	2,296	0.8	2,786	(215)	2,571	0.9
Caa and lower	5	457	(62)	395	0.1	517	(116)	401	0.1
In or near default	6	150	(39)	111	—	85	(3)	82	—
Subtotal below investment grade		14,548	(890)	13,658	4.7	14,611	(1,046)	13,565	4.8
Total fixed maturity securities AFS		$304,769	$(20,915)	$283,854	100.0%	$305,842	$(29,062)	$276,780	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
March 31, 2023
U.S. corporate	$42,454	$33,781	$4,472	$1,513	$215	$47	$82,482
Foreign corporate	18,822	31,699	3,249	475	37	3	54,285
Foreign government	39,693	5,497	2,613	193	73	42	48,111
U.S. government and agency	32,477	401	—	—	—	—	32,878
RMBS	25,903	493	63	59	14	11	26,543
ABS & CLO	14,054	2,453	373	56	26	8	16,970
Municipals	12,376	201	20	—	—	—	12,597
CMBS	9,756	136	66	—	30	—	9,988
Total fixed maturity securities AFS	$195,535	$74,661	$10,856	$2,296	$395	$111	$283,854
Percentage of total	69.0%	26.3%	3.8%	0.8%	0.1%	—%	100.0%

December 31, 2022
U.S. corporate	$40,293	$33,569	$4,281	$1,659	$209	$19	$80,030
Foreign corporate	18,229	30,657	3,121	513	51	1	52,572
Foreign government	38,658	5,143	2,582	256	65	43	46,747
U.S. government and agency	31,786	443	—	—	—	—	32,229
RMBS	25,510	504	59	69	13	10	26,165
ABS & CLO	13,848	2,495	370	74	26	9	16,822
Municipals	11,932	196	24	—	—	—	12,152
CMBS	9,765	187	74	—	37	—	10,063
Total fixed maturity securities AFS	$190,021	$73,194	$10,511	$2,571	$401	$82	$276,780
Percentage of total	68.7%	26.5%	3.8%	0.9%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either March 31, 2023 or December 31, 2022. The top 10 holdings comprised 1% of total investments at both March 31, 2023 and December 31, 2022. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	March 31, 2023		December 31, 2022
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,087	23.4%	$30,786	23.2%
Consumer (1)	28,801	21.1	27,834	21.0
Utility	23,950	17.5	23,215	17.5
Industrial (2)	14,553	10.6	14,276	10.8
Transportation	11,832	8.7	11,342	8.5
Communications	9,943	7.3	10,046	7.6
Energy	7,956	5.8	7,711	5.8
Technology	4,427	3.2	4,396	3.3
Other	3,218	2.4	2,996	2.3
Total	$136,767	100.0%	$132,602	100.0%
(1)Includes consumer cyclical and consumer non-cyclical.
(2)Includes basic industry, capital goods and other industrial.
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $53.5 billion and $53.0 billion of Structured Products, at estimated fair value, at March 31, 2023 and December 31, 2022, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$15,392	58.0%	$(1,488)	$15,275	58.4%	$(1,917)
Pass-through mortgage-backed securities	11,151	42.0	(1,143)	10,890	41.6	(1,414)
Total RMBS	$26,543	100.0%	$(2,631)	$26,165	100.0%	$(3,331)
Risk profile
Agency	$16,697	62.9%	$(1,715)	$16,291	62.3%	$(2,183)
Non-Agency
Prime and prime investor	4,098	15.5	(572)	3,958	15.1	(687)
NQM and Alt-A	1,870	7.0	(104)	1,964	7.5	(126)
Reperforming and sub-prime	2,760	10.4	(166)	2,892	11.1	(230)
Other (1)	1,118	4.2	(74)	1,060	4.0	(105)
Subtotal Non-Agency	9,846	37.1%	(916)	9,874	37.7%	(1,148)
Total RMBS	$26,543	100.0%	$(2,631)	$26,165	100.0%	$(3,331)
Ratings profile
Rated Aaa and Aa	$22,691	85.5%		$21,927	83.8%
Designated NAIC 1	$25,907	97.6%		$25,514	97.5%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2022 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities.
The majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at March 31, 2023 and December 31, 2022.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and remain investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities and are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2).
ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	March 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,401	8.3%	$(47)	$1,404	8.4%	$(61)
Consumer loans	1,130	6.7	(101)	1,212	7.2	(118)
Credit card	940	5.5	(13)	1,181	7.0	(17)
Digital infrastructure	1,129	6.7	(87)	1,014	6.0	(112)
Franchise	893	5.3	(91)	931	5.5	(113)
Student loans	806	4.7	(76)	814	4.9	(91)
Other (1)	3,012	17.7	(264)	2,896	17.2	(335)
Total ABS	$9,311	54.9%	$(679)	$9,452	56.2%	$(847)
CLO (2)	$7,659	45.1%	$(278)	$7,370	43.8%	$(322)
Total ABS & CLO	$16,970	100.0%	$(957)	$16,822	100.0%	$(1,169)

ABS ratings profile
Rated Aaa and Aa	$4,040	43.4%		$4,285	45.3%
Designated NAIC 1	$7,118	76.4%		$7,211	76.3%
CLO ratings profile
Rated Aaa and Aa	$5,716	74.6%		$5,454	74.0%
Designated NAIC 1	$6,927	90.4%		$6,634	90.0%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,756	57.5%		$9,739	57.9%
Designated NAIC 1	$14,045	82.8%		$13,845	82.3%
_________________
(1)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment and renewable energy.
(2)Includes primarily securities collateralized by broadly syndicated bank loans.
CMBS
Our CMBS portfolio is comprised primarily of conduit and single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at.

	March 31, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$6,445	64.5%	$(650)	$6,781	67.4%	$(740)
Single asset and single borrower	1,954	19.6	(175)	1,971	19.6	(184)
Agency	630	6.3	(81)	607	5.9	(99)
Commercial real estate collateralized loan obligations	453	4.5	(10)	418	4.2	(14)
Other	506	5.1	(17)	286	2.9	(4)
Total CMBS	$9,988	100.0%	$(933)	$10,063	100%	$(1,041)
Ratings profile
Rated Aaa and Aa	$8,212	82.2%		$8,138	80.9%
Designated NAIC 1	$9,756	97.7%		$9,765	97.0%

Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the three months ended March 31, 2023.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $10.1 billion and $9.7 billion, or 2.2% and 2.1% of cash and invested assets, at March 31, 2023 and December 31, 2022, respectively. See Notes 1, 9 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, as well as the fair value hierarchy at March 31, 2023 and December 31, 2022; and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs and net realized and net unrealized gains (losses) recognized in net investment income for the three months ended March 31, 2023 and 2022.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.9 billion and $15.2 billion at March 31, 2023 and December 31, 2022, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $327 million and $324 million at March 31, 2023 and December 31, 2022, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $334 million and $331 million at March 31, 2023 and December 31, 2022, respectively.

Mortgage Loans
Our mortgage loans are principally collateralized by commercial, agricultural and residential properties. Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2023				December 31, 2022
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$53,697	62.3%	$319	0.6%	$52,502	62.3%	$218	0.4%
Agricultural	19,361	22.4	161	0.8%	19,306	22.9	119	0.6%
Residential	13,206	15.3	212	1.6%	12,482	14.8	190	1.5%
Total	$86,264	100.0%	$692	0.8%	$84,290	100.0%	$527	0.6%
The carrying value of all mortgage loans, net of ACL, was 18.6% and 18.5% of cash and invested assets at March 31, 2023 and December 31, 2022, respectively.
We diversify our mortgage loan portfolio by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located primarily in Mexico, the U.K. and Australia at March 31, 2023. The carrying values of our commercial and agricultural mortgage loans located in California, New York and Texas were 16%, 9% and 7%, respectively, of total commercial and agricultural mortgage loans at March 31, 2023. Additionally, we manage risk when originating commercial and agricultural mortgage loans by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located primarily in Chile, at March 31, 2023. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 11%, and 8%, respectively, of total residential mortgage loans at March 31, 2023.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present the diversification across geographic regions and property types of commercial mortgage loans carried at amortized cost at:

	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,736	18.1%	$9,628	18.3%
Non-U.S.	9,383	17.5	9,299	17.7
Middle Atlantic	7,647	14.2	7,574	14.4
South Atlantic	6,671	12.4	6,617	12.6
West South Central	3,765	7.0	3,721	7.1
New England	2,876	5.4	2,764	5.3
Mountain	2,284	4.3	2,284	4.4
East North Central	1,768	3.3	1,594	3.0
East South Central	624	1.2	620	1.2
West North Central	596	1.1	597	1.1
Multi-Region and Other	8,347	15.5	7,804	14.9
Total amortized cost	53,697	100.0%	52,502	100.0%
Less: ACL	319		218
Carrying value, net of ACL	$53,378		$52,284
Property Type
Office	$21,134	39.4%	$21,009	40.0%
Apartment	11,357	21.2	10,575	20.2
Retail	8,289	15.4	8,046	15.3
Industrial	5,219	9.7	5,607	10.7
Hotel	$3,117	5.8	3,172	6.0
Other	4,581	8.5	4,093	7.8
Total amortized cost	53,697	100.0%	52,502	100.0%
Less: ACL	319		218
Carrying value, net of ACL	$53,378		$52,284
Our commercial mortgage loan portfolio is well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios. See “— Mortgage Loan Credit Quality — Monitoring Process” for further information and Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a distribution of our commercial mortgage loans by DSCR and LTV ratios.
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
We review our commercial mortgage loans on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loans is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loans are reviewed on an ongoing basis which include, but are not limited to, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loans on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our evaluation of residential mortgage loans and related ACL methodology.

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loans. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loans. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 58% and 57% at March 31, 2023 and December 31, 2022, respectively, and our average DSCR was 2.4x and 2.6x at March 31, 2023 and December 31, 2022, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan portfolio. For our agricultural mortgage loans, our average LTV ratio was 47% at both March 31, 2023 and December 31, 2022. The values utilized in calculating our agricultural mortgage loan LTV ratio are developed in connection with the ongoing review of our agricultural loan portfolio and are routinely updated.
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loans with dissimilar risk characteristics, such as collateral dependent loans, individually and on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over the contractual term of our mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Note 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.2 billion and $13.1 billion at March 31, 2023 and December 31, 2022, respectively, or 2.9% of cash and invested assets, at both March 31, 2023 and December 31, 2022.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $6.4 billion unrealized gain position at March 31, 2023.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the three months ended March 31, 2023 or 2022.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. The carrying value of other limited partnership interests was $14.4 billion, at both March 31, 2023 and December 31, 2022, which included $213 million and $414 million of hedge funds, respectively. Other limited partnership interests were 3.1% and 3.2% of cash and invested assets at March 31, 2023 and December 31, 2022, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.

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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2023		December 31, 2022
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,530	54.1%	$11,411	56.9%
Tax credit and renewable energy partnerships	1,279	6.6	1,318	6.6
Annuities funding structured settlement claims	1,238	6.3	1,238	6.2
Direct financing leases	1,325	6.8	1,195	6.0
Operating joint ventures	1,149	5.9	1,099	5.5
Leveraged leases	725	3.7	731	3.6
FHLBNY common stock	745	3.8	729	3.6
Funds withheld	371	1.9	359	1.8
Other	2,117	10.9	1,958	9.8
Total	$19,479	100.0%	$20,038	100.0%
Percentage of cash and invested assets	4.2%		4.4%
See Notes 1, 9 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, Federal Home Loan Bank of New York (“FHLBNY”) common stock, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at March 31, 2023 and December 31, 2022. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives such as market standard purchased and written credit default swap contracts. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2023 and December 31, 2022.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2023 and 2022.
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
Credit Risk
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	March 31, 2023		December 31, 2022
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,880	$(67)	$2,925	$(61)
Written	12,796	106	11,512	105
Total	$15,676	$39	$14,437	$44

The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended March 31,
	2023			2022
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$—	$(13)	$(13)	$50	$(4)	$46
Written (1)	30	(27)	3	22	(72)	(50)
Total	$30	$(40)	$(10)	$72	$(76)	$(4)
__________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $53 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period. The unfavorable change in net gains (losses) on purchased credit defaults swaps of $59 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to certain credit spreads on certain credit default swaps narrowing in the current period as compared to widening in the prior period.
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
Fair Value Hierarchy
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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
Derivatives categorized as Level 3 at March 31, 2023 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps that are priced through independent broker quotations. At March 31, 2023, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a rollforward of the fair value measurements for derivatives measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” included in the 2022 Annual Report for further information on the estimates and assumptions that affect derivatives.

Net Derivative Gains (Losses)
A portion our derivatives are designated and qualify as accounting hedges, which reduce volatility in earnings. For those derivatives not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
Certain variable annuity products with guaranteed minimum benefits are accounted for as MRBs and measured at estimated fair value. We use freestanding derivatives to hedge the market risks inherent in these variable annuity guarantees.
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and the New York Department of Financial Services (“NYDFS”) statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives mitigate the potential deterioration in our capital positions from significant adverse economic conditions
See “— Results of Operations — Consolidated Results” for an analysis of the period over period changes.
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $2.5 billion and $1.7 billion, at estimated fair value, at March 31, 2023 and December 31, 2022, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.” See also Notes 1, 3, 4 and 5 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Liquidity and Capital Resources
Overview
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our market presence in numerous countries, large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. See “— Industry Trends — Financial and Economic Environment” and “— Investments — Current Environment” for further information regarding such conditions which may affect our financing costs and market interest for our debt or equity securities and market factors that could affect our ability to meet liquidity and capital needs.
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $13.6 billion and $16.4 billion at March 31, 2023 and December 31, 2022, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.

Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $181.2 billion and $180.4 billion at March 31, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchase authorizations.
The Company
Liquidity
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. In the event of significant cash requirements beyond anticipated liquidity needs, we have various alternatives available depending on market conditions and the amount and timing of the liquidity need. These available alternatives include cash flows from operations, sales of liquid assets, global funding sources including commercial paper and various credit and committed facilities. See “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources — The Company — Liquidity” included in the 2022 Annual Report.
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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Sources:
Operating activities, net	$2,026	$2,040
Net change in policyholder account balances	78	4,596
Long-term debt issued	1,000	—
Financing element on certain derivative instruments and other derivative related transactions, net	60	105
Effect of change in foreign currency exchange rates on cash and cash equivalents	34	—
Total sources	3,198	6,741
Uses:
Investing activities, net	1,504	426
Net change in payables for collateral under securities loaned and other transactions	1,066	1,331
Long-term debt repaid	1,012	10
Collateral financing arrangement repaid	12	12
Treasury stock acquired in connection with share repurchases	780	940
Dividends on preferred stock	66	63
Dividends on common stock	389	397
Other, net	108	83
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	84
Total uses	4,937	3,346
Net increase (decrease) in cash and cash equivalents	$(1,739)	$3,395
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
Global Funding Sources
Liquidity is provided by a variety of global funding sources, including funding agreements, credit and committed facilities and commercial paper. Capital is provided by a variety of global funding sources, including short-term and long-term debt, the collateral financing arrangement, junior subordinated debt securities, preferred securities, equity securities and equity-linked securities. MetLife, Inc. maintains a shelf registration statement with the U.S. Securities and Exchange Commission that permits the issuance of public debt, equity and hybrid securities. As a “Well-Known Seasoned Issuer” under U.S. Securities and Exchange Commission rules, MetLife, Inc.’s shelf registration statement provides for automatic effectiveness upon filing and has no stated issuance capacity. The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. Our primary global funding sources include:
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Common Stock
For the three months ended March 31, 2023 and 2022, MetLife, Inc. issued 1,693,605 and 2,886,682 new shares of its common stock, respectively, for $98 million and $141 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a subsidiary of MLIC, each have a commercial paper program that is supported by our unsecured revolving credit facility (the “Credit Facility”). See “— Credit and Committed Facilities.” MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
Policyholder Account Balances
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Sources — Global Funding Sources — Policyholder Account Balances” included in the 2022 Annual Report for information regarding the Company’s contractual obligations related to future policy benefits and policyholder account balances.
Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of the FHLBNY. For the three months ended March 31, 2023 and 2022, we issued $7.7 billion and $7.7 billion, respectively, and repaid $7.3 billion and $7.2 billion, respectively, of funding agreements with FHLBNY. At March 31, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $15.3 billion and $14.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the three months ended March 31, 2023 and 2022, we issued $13.2 billion and $14.9 billion, respectively, and repaid $14.7 billion and $12.4 billion, respectively, under such funding agreements. At March 31, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $40.0 billion and $40.7 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.

Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For each of the three months ended March 31, 2023 and 2022, there were no issuances or repayments under such funding agreements. At both March 31, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Debt Issuances
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for information on senior notes issued by MetLife, Inc.
Credit and Committed Facilities
At March 31, 2023, we maintained our $3.0 billion Credit Facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At March 31, 2023, we had outstanding $262 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.7 billion at March 31, 2023.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At March 31, 2023, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $406 million at March 31, 2023.
See Note 13 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information on credit and committed facilities.
We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under these facilities. As commitments under our credit and committed facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	March 31, 2023	December 31, 2022
	(In millions)
Short-term debt (1)	$168	$175
Long-term debt (2)	$14,622	$14,647
Collateral financing arrangement	$704	$716
Junior subordinated debt securities	$3,159	$3,158
__________________
(1)Includes $70 million and $76 million of short-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2023 and December 31, 2022, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $442 million and $447 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2023 and December 31, 2022, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2023.

Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the three months ended March 31, 2023 and 2022, and the amount remaining under such authorizations at March 31, 2023.
On May 3, 2023, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.
Common stock repurchases are subject to the discretion of our Board of Directors and will depend upon our capital position, liquidity, financial strength and credit ratings, general market conditions, the market price of MetLife, Inc.’s common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, and other legal and accounting factors. Restrictions on the payment of dividends that may arise under so-called “Dividend Stopper” provisions would also restrict MetLife, Inc.’s ability to repurchase common stock. See “— Dividends” for information on these restrictions. See also, “Business — Regulation,” “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Dividends
For the three months ended March 31, 2023 and 2022, MetLife, Inc. paid dividends on its preferred stock of $66 million and $63 million, respectively. In each of the three months ended March 31, 2023 and 2022, MetLife, Inc. paid dividends on its common stock of $389 million and $397 million, respectively.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors.
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for information regarding the calculation and timing of these dividend payments.
Dividend Restrictions
The payment of dividends is also subject to restrictions under the terms of our preferred stock and junior subordinated debentures in situations where we may be experiencing financial stress. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Dividends — ‘Dividend Stopper’ Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures,” “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Debt Repayments
For each of the three months ended March 31, 2023 and 2022, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $12 million in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.
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

See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the redemption and cancellation of MetLife, Inc.’s senior notes.
Support Agreements
MetLife, Inc. and several of its subsidiaries (each, an “Obligor”) are parties to various capital support commitments and guarantees with subsidiaries. Under these arrangements, each Obligor has agreed to cause the applicable entity to meet specified capital and surplus levels or has guaranteed certain contractual obligations. We anticipate that in the event these arrangements place demands upon us, there will be sufficient liquidity and capital to enable us to meet such demands. See Note 5 of the Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in the 2022 Annual Report.
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2023 and 2022, general account surrenders and withdrawals from annuity products were $531 million and $323 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2023 there were funding agreements totaling $131 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2022 Annual Report for additional information.
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At March 31, 2023 and December 31, 2022, we had received pledged cash collateral from counterparties of $5.0 billion and $5.7 billion, respectively. At March 31, 2023 and December 31, 2022, we had pledged cash collateral to counterparties of $256 million and $423 million, respectively. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
We pledge collateral and have had collateral pledged to us, and may be required from time to time to pledge additional collateral or be entitled to have additional collateral pledged to us, in connection with the collateral financing arrangement related to the reinsurance of closed block liabilities.
We pledge collateral from time to time in connection with funding agreements and advance agreements. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Litigation
We establish liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For material matters where a loss is believed to be reasonably possible but not probable, no accrual is made but we disclose the nature of the contingency and an aggregate estimate of the reasonably possible range of loss in excess of amounts accrued, when such an estimate can be made. It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. In some of the matters referred to herein, very large and/or indeterminate amounts, including punitive and treble damages, are sought. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2022 Annual Report.
Liquidity
For a summary of MetLife, Inc.’s liquidity, see “— The Company — Liquidity.”
Capital
For a summary of MetLife, Inc.’s capital, see “— The Company — Capital.” See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” for information regarding MetLife, Inc.’s common stock repurchases.
Liquid Assets
At March 31, 2023 and December 31, 2022, MetLife, Inc., collectively with other MetLife holding companies, had $4.2 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $3.0 billion and $4.5 billion were held by MetLife, Inc. and $1.2 billion and $909 million were held by other MetLife holding companies at March 31, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2022 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
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

The table below sets forth the dividends permitted to be paid in 2023 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2023:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$618	$2,471
American Life Insurance Company	$—	$499
Metropolitan Tower Life Insurance Company	$—	$189
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2023 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2023, some or all of such dividends may require regulatory approval.
In addition to the amounts presented in the table above, for the three months ended March 31, 2023, MetLife, Inc. also received from certain other subsidiaries cash dividends of $9 million.
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
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market. See “Risk Factors — Capital Risks — Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Credit and Committed Facilities
See “— The Company — Liquidity and Capital Sources — Global Funding Sources — Credit and Committed Facilities” for further information regarding the Company’s Credit Facility and certain committed facilities.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2023	December 31, 2022
	(In millions)
Long-term debt — unaffiliated	$13,572	$13,588
Long-term debt — affiliated	$1,664	$1,676
Junior subordinated debt securities	$2,466	$2,465
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its Credit Facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at March 31, 2023.

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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2023 and 2022, MetLife, Inc. invested a net amount of $173 million and $9 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $555 million and $95 million at March 31, 2023 and December 31, 2022, respectively.
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
The adoption of LDTI impacted the Company’s calculation of adjusted earnings. With the adoption of LDTI, the measurement model was simplified for DAC and VOBA, and most embedded derivatives were reclassified as MRBs. As a result, the Company updated its calculation of adjusted earnings to remove certain adjustments related to the amortization of DAC, VOBA and related intangibles and adjusted for changes in measurement of certain guarantees. Under LDTI, adjusted earnings excludes changes in fair value associated with MRBs, changes in discount rates on certain annuitization guarantees, losses at contract inception for certain single premium business, and asymmetrical accounting associated with in-force reinsurance. All periods presented herein reflect the updated calculation of adjusted earnings.
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
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s common stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”), is defined as total MetLife, Inc.’s common stockholders’ equity, excluding the net unrealized investment gains (losses), future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of AOCI, net of income tax.
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

•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments and sub-segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2022 Annual Report. Allocated equity excludes the impact of AOCI other than FCTA.
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
•For further detail relating to total adjusted revenues and total adjusted expenses, as set forth in “— Segment Results and Corporate & Other,” see total revenues and total expenses, respectively, within the tables in “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2022 Annual Report for information on our risk management.
Subsequent Events
See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion on market risk should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
Market Risk Exposures
We regularly analyze our exposure to interest rate, foreign currency exchange rate and equity market price risk. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and equity markets. We have exposure to market risk through our insurance operations and investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss due to potential changes in the value of assets and liabilities arising from fluctuation in the financial markets and other economic factors.
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS, mortgage loans, derivatives, and our interest rate sensitive liabilities. The fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS & CLO, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include FPBs, policyholder account balances related to certain investment type contracts, debt, and MRBs primarily consisting of variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” included in the 2022 Annual Report.
Foreign Currency Exchange Rates
Our exposure to fluctuations in foreign currency exchange rates against the U.S. dollar results most significantly from our holdings in non-U.S. dollar denominated fixed maturity and equity securities, mortgage loans, and insurance liabilities, as well as through our investments in foreign subsidiaries. The principal currencies that create foreign currency exchange rate risk in our investment portfolios and insurance liabilities are the Japanese yen, the Euro and the British pound. Selectively, we use U.S. dollar assets to support certain long-duration foreign currency liabilities. Through our investments in foreign subsidiaries and joint ventures, we are primarily exposed to the Japanese yen, the Euro, the Australian dollar, the British pound, the Mexican peso, the Chilean peso and the Korean won. In addition to hedging with foreign currency swaps, forwards and options, local surplus in some countries may be held entirely or in part in U.S. dollar assets, which further minimize exposure to foreign currency exchange rate fluctuation risk. We have matched much of our foreign currency insurance liabilities in our foreign subsidiaries with their respective foreign currency assets, thereby reducing our risk to foreign currency exchange rate fluctuation. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” included in the 2022 Annual Report.
Equity Market
Along with investments in equity and FVO Securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance, such as MRBs for variable annuities with guaranteed minimum benefits and certain policyholder account balances. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion as they are not considered financial instruments under GAAP.
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
We use foreign currency swaps, forwards and options to mitigate the liability exposure, risk of loss and financial statement volatility associated with our investments in foreign subsidiaries, foreign currency denominated fixed income investments and foreign currency insurance liabilities.
Equity Market Risk Management
We manage equity market risk on an integrated basis with other risks through our ALM strategies, including the dynamic hedging with derivatives of certain variable annuity guarantee benefits accounted for as MRBs, as well as reinsurance, in order to limit losses, minimize exposure to large risks, and provide additional capacity for future growth. We also manage equity market risk exposure in our investment portfolio through the use of derivatives. These derivatives include exchange-traded equity futures, equity index options contracts, TRRs and equity variance swaps.
Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Our use of derivatives by major hedge programs is as follows:

•Risks Related to Guarantee Benefits — We use a wide range of derivative contracts to mitigate the risk associated with living guarantee benefits accounted for as MRBs. These derivatives include equity and interest rate futures, interest rate swaps, currency futures/forwards, equity indexed options, TRRs, interest rate option contracts and equity variance swaps.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at March 31, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•liabilities do not include $19.6 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
•the analysis excludes real estate holdings, private equity and hedge fund holdings;
•the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgage loans;
•sensitivities do not include the impact on asset or liability valuation of changes in market liquidity or changes in market credit spreads;
•foreign currency exchange rate risk is not isolated for certain MRBs for variable annuities with guaranteed minimum benefits, as the risk on these instruments is reflected as equity;
•the impact on reported earnings may be materially different from the change in market values, most notably for fixed maturity securities AFS, mortgage loans, FPBs, and derivatives that qualify for hedge accounting; and
•the model assumes that the composition of assets and liabilities remains unchanged throughout the period.
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

March 31, 2023
(In millions)
Interest rate risk	$9,345
Foreign currency exchange rate risk	$2,605
Equity market risk	$69
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$283,854	$(21,797)
Equity securities		$1,695	$(81)
FVO Securities		$1,543	$(68)
Mortgage loans		$81,473	$(2,693)
Policy loans		$9,796	$(280)
Short-term investments		$4,184	$(17)
Other invested assets		$2,181	$(180)
Cash and cash equivalents		$18,456	$(4)
Accrued investment income		$3,554	$—
Premiums, reinsurance and other receivables		$3,141	$(17)
Market risk benefits		$227	$—
Reinsured market risk benefits		$25	$—
Other assets		$1,086	$(11)
Total assets			$(25,148)
Liabilities
Future policy benefits		$191,741	$12,793
Policyholder account balances		$125,518	$4,030
Market risk benefits		$3,869	$1,134
Payables for collateral under securities loaned and other transactions		$19,863	$—
Short-term debt		$168	$—
Long-term debt		$14,279	$1,143
Collateral financing arrangement		$579	$—
Junior subordinated debt securities		$3,473	$292
Other liabilities		$3,140	$156
Total liabilities			$19,548
Derivative Instruments
Interest rate swaps	$38,201	$1,510	$(2,247)
Interest rate floors	$22,896	$140	$(73)
Interest rate caps	$42,415	$733	$243
Interest rate futures	$1,344	$2	$38
Interest rate options	$44,404	$382	$(255)
Interest rate forwards	$7,972	$(910)	$(1,057)
Synthetic GICs	$47,850	$—	$—
Foreign currency swaps	$55,645	$3,207	$(349)
Foreign currency forwards	$18,379	$(610)	$13
Currency futures	$333	$—	$—
Currency options	$3,000	$262	$(9)
Credit default swaps	$15,676	$39	$1
Equity futures	$2,785	$(37)	$(4)
Equity index options	$17,642	$261	$(39)
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$3	$(7)
Total derivative instruments			$(3,745)
Net Change			$(9,345)
__________________
(1)Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates increased $0.1 billion to $9.3 billion at March 31, 2023 from $9.2 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$283,854	$(8,123)
Equity securities		$1,695	$(41)
FVO Securities		$1,543	$(62)
Mortgage loans		$81,473	$(808)
Policy loans		$9,796	$(124)
Short-term investments		$4,184	$(244)
Other invested assets		$2,181	$(53)
Cash and cash equivalents		$18,456	$(492)
Accrued investment income		$3,554	$(66)
Premiums, reinsurance and other receivables		$3,141	$(49)
Market risk benefits		$227	$—
Reinsured market risk benefits		$25	$—
Other assets		$1,086	$(17)
Total assets			$(10,079)
Liabilities
Future policy benefits		$191,741	$3,655
Policyholder account balances		$125,518	$2,609
Market risk benefits		$3,869	$58
Payables for collateral under securities loaned and other transactions		$19,863	$166
Long-term debt		$14,279	$153
Other liabilities		$3,140	$16
Total liabilities			$6,657
Derivative Instruments
Interest rate swaps	$38,201	$1,510	$14
Interest rate floors	$22,896	$140	$—
Interest rate caps	$42,415	$733	$—
Interest rate futures	$1,344	$2	$—
Interest rate options	$44,404	$382	$(2)
Interest rate forwards	$7,972	$(910)	$46
Synthetic GICs	$47,850	$—	$—
Foreign currency swaps	$55,645	$3,207	$1,417
Foreign currency forwards	$18,379	$(610)	$(809)
Currency futures	$333	$—	$(34)
Currency options	$3,000	$262	$179
Credit default swaps	$15,676	$39	$(1)
Equity futures	$2,785	$(37)	$—
Equity index options	$17,642	$261	$7
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$3	$—
Total derivative instruments			$817
Net Change			$(2,605)
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
Sensitivity to foreign currency exchange rates increased $0.1 billion to $2.6 billion at March 31, 2023 from $2.5 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	March 31, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$1,695	$(66)
FVO Securities		$1,543	$(76)
Other invested assets		$2,181	$(29)
Total assets			$(171)
Liabilities
Policyholder account balances		$125,518	$—
Market risk benefits		$3,869	$(431)
Total liabilities			$(431)
Derivative Instruments
Interest rate swaps	$38,201	$1,510	$—
Interest rate floors	$22,896	$140	$—
Interest rate caps	$42,415	$733	$—
Interest rate futures	$1,344	$2	$—
Interest rate options	$44,404	$382	$—
Interest rate forwards	$7,972	$(910)	$—
Synthetic GICs	$47,850	$—	$—
Foreign currency swaps	$55,645	$3,207	$—
Foreign currency forwards	$18,379	$(610)	$—
Currency futures	$333	$—	$—
Currency options	$3,000	$262	$—
Credit default swaps	$15,676	$39	$—
Equity futures	$2,785	$(37)	$202
Equity index options	$17,642	$261	$110
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$3	$221
Total derivative instruments			$533
Net Change			$(69)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices increased $69 million to $69 million at March 31, 2023 from $0 at December 31, 2022.

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
During the first quarter of 2023, MetLife adopted LDTI resulting in material changes to certain measurement models and disclosures for periodic results and balances related to long-duration insurance contracts. To address the additional requirements under LDTI, MetLife implemented changes to policies and processes for the estimation and disclosure of these periodic results and balances.
Except for the changes related to the adoption of LDTI, there were no other material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2022 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2023	3,560,346	$71.62	3,560,346	$950,056,916
February 1 — February 28, 2023	2,813,429	$71.52	2,813,429	$748,842,103
March 1 — March 31, 2023	5,239,245	$61.80	5,239,170	$425,057,047
Total	11,613,020		11,612,945
__________________
(1)During the periods January 1 — January 31, 2023, February 1 — February 28, 2023 and March 1 — March 31, 2023, separate account index funds purchased 0 shares, 0 shares and 75 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2022, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At March 31, 2023, MetLife, Inc. had $425 million of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, at March 31, 2023 reflects the $7 million of applicable excise tax payable in connection with such repurchases. On May 3, 2023, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2022 Annual Report.

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 4, 2023