Form 10-Q
period 2023-06-30
METLIFE INC
filed 2023-08-04
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

At July 31, 2023, 752,022,445 shares of the registrant’s common stock were outstanding.

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
(5) unavailability, unaffordability, or inadequate reinsurance, including reinsurance risks that arise from reinsurers’ credit risk, and the potential shortfall or failure of risk mitigants to protect against such risks;
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $197 and $183, respectively); and amortized cost: $307,045 and $306,025, respectively	$283,857	$276,780
Equity securities, at estimated fair value	769	1,684
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,204	9,668
Mortgage loans (net of allowance for credit loss of $724 and $527, respectively)	92,986	83,763
Policy loans	8,788	8,874
Real estate and real estate joint ventures (includes $310 and $299, respectively, under the fair value option)	13,045	13,137
Other limited partnership interests	14,722	14,414
Short-term investments, principally at estimated fair value	6,921	4,935
Other invested assets (net of allowance for credit loss of $21 and $26, respectively; includes $2,088 and $1,926, respectively, of leveraged and direct financing leases; $338 and $326, respectively, relating to variable interest entities)	19,656	20,038
Total investments	450,948	433,293
Cash and cash equivalents, principally at estimated fair value	15,417	20,195
Accrued investment income	3,505	3,446
Premiums, reinsurance and other receivables	18,530	17,364
Market risk benefits, at estimated fair value	279	280
Deferred policy acquisition costs and value of business acquired	19,850	19,653
Current income tax recoverable	189	42
Deferred income tax asset	2,377	2,439
Goodwill	9,261	9,297
Other assets	10,977	11,025
Separate account assets	145,946	146,038
Total assets	$677,279	$663,072
Liabilities and Equity
Liabilities
Future policy benefits	$190,474	$187,222
Policyholder account balances	214,413	210,597
Market risk benefits, at estimated fair value	3,259	3,763
Other policy-related balances	19,642	18,424
Policyholder dividends payable	366	387
Payables for collateral under securities loaned and other transactions	18,806	20,937
Short-term debt	200	175
Long-term debt	14,539	14,647
Collateral financing arrangement	675	716
Junior subordinated debt securities	3,160	3,158
Deferred income tax liability	752	950
Other liabilities	34,555	25,933
Separate account liabilities	145,946	146,038
Total liabilities	646,787	632,947
Contingencies, Commitments and Guarantees (Note 18)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,191,608,802 and 1,189,831,471 shares issued, respectively; 757,210,115 and 779,098,414 shares outstanding, respectively	12	12
Additional paid-in capital	33,630	33,616
Retained earnings	39,928	40,332
Treasury stock, at cost; 434,398,687 and 410,733,057 shares, respectively	(22,923)	(21,458)
Accumulated other comprehensive income (loss)	(20,386)	(22,621)
Total MetLife, Inc.’s stockholders’ equity	30,261	29,881
Noncontrolling interests	231	244
Total equity	30,492	30,125
Total liabilities and equity	$677,279	$663,072
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Premiums	$11,678	$11,556	$21,267	$22,173
Universal life and investment-type product policy fees	1,288	1,372	2,577	2,684
Net investment income	5,072	3,583	9,717	7,867
Other revenues	621	615	1,260	1,275
Net investment gains (losses)	(1,039)	(682)	(1,723)	(1,199)
Net derivative gains (losses)	(997)	(970)	(1,087)	(1,921)
Total revenues	16,623	15,474	32,011	30,879
Expenses
Policyholder benefits and claims	11,809	11,615	21,681	22,789
Policyholder liability remeasurement (gains) losses	(16)	(1)	(25)	(42)
Market risk benefits remeasurement (gains) losses	(817)	(757)	(629)	(2,197)
Interest credited to policyholder account balances	1,933	527	3,797	1,153
Policyholder dividends	151	194	310	393
Other expenses	3,133	2,908	6,190	5,860
Total expenses	16,193	14,486	31,324	27,956
Income (loss) before provision for income tax	430	988	687	2,923
Provision for income tax expense (benefit)	22	73	194	369
Net income (loss)	408	915	493	2,554
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Net income (loss) attributable to MetLife, Inc.	402	910	482	2,544
Less: Preferred stock dividends	32	29	98	92
Net income (loss) available to MetLife, Inc.’s common shareholders	$370	$881	$384	$2,452
Comprehensive income (loss)	$(829)	$(7,148)	$2,712	$(13,104)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	8	4	(5)	7
Comprehensive income (loss) attributable to MetLife, Inc.	$(837)	$(7,152)	$2,717	$(13,111)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.48	$1.09	$0.50	$3.00
Diluted	$0.48	$1.08	$0.50	$2.98

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $7 million of excise tax)					(787)		(787)		(787)
Stock-based compensation			1				1		1
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.500)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				80			80	5	85
Other comprehensive income (loss), net of income tax						3,474	3,474	(18)	3,456
Balance at March 31, 2023	$—	$12	$33,617	$39,957	$(22,245)	$(19,147)	$32,194	$229	$32,423
Treasury stock acquired in connection with share repurchases (includes $6 million of excise tax)					(678)		(678)		(678)
Stock-based compensation			13				13		13
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock (declared per share of $0.520)				(399)			(399)		(399)
Change in equity of noncontrolling interests							—	(6)	(6)
Net income (loss)				402			402	6	408
Other comprehensive income (loss), net of income tax						(1,239)	(1,239)	2	(1,237)
Balance at June 30, 2023	$—	$12	$33,630	$39,928	$(22,923)	$(20,386)	$30,261	$231	$30,492

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$36,831	$(18,157)	$(2,451)	$49,746	$267	$50,013
Treasury stock acquired in connection with share repurchases					(915)		(915)		(915)
Stock-based compensation			20				20		20
Dividends on preferred stock				(63)			(63)		(63)
Dividends on common stock (declared per share of $0.480)				(397)			(397)		(397)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				1,634			1,634	5	1,639
Other comprehensive income (loss), net of income tax						(7,593)	(7,593)	(2)	(7,595)
Balance at March 31, 2022	$—	$12	$33,531	$38,005	$(19,072)	$(10,044)	$42,432	$271	$42,703
Treasury stock acquired in connection with share repurchases					(1,116)		(1,116)		(1,116)
Stock-based compensation			17				17		17
Dividends on preferred stock				(29)			(29)		(29)
Dividends on common stock (declared per share of $0.500)				(408)			(408)		(408)
Change in equity of noncontrolling interests							—	(10)	(10)
Net income (loss)				910			910	5	915
Other comprehensive income (loss), net of income tax						(8,062)	(8,062)	(1)	(8,063)
Balance at June 30, 2022	$—	$12	$33,548	$38,478	$(20,188)	$(18,106)	$33,744	$265	$34,009
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$5,064	$6,433
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	32,415	48,015
Equity securities	927	473
Mortgage loans	4,347	6,685
Real estate and real estate joint ventures	76	438
Other limited partnership interests	541	1,227
Short-term investments	6,262	9,260
Purchases and originations of:
Fixed maturity securities available-for-sale	(35,072)	(44,368)
Equity securities	(51)	(375)
Mortgage loans	(5,094)	(10,157)
Real estate and real estate joint ventures	(555)	(615)
Other limited partnership interests	(910)	(1,506)
Short-term investments	(8,216)	(5,041)
Cash received in connection with freestanding derivatives	1,446	2,513
Cash paid in connection with freestanding derivatives	(2,742)	(4,518)
Sales of businesses, net of cash and cash equivalents disposed of $0 and $67, respectively	—	590
Purchases of investments in operating joint ventures	—	(240)
Net change in policy loans	16	79
Net change in other invested assets	(1,133)	(737)
Other, net	(107)	(34)
Net cash provided by (used in) investing activities	(7,850)	1,689
Cash flows from financing activities
Policyholder account balances - deposits	51,869	56,386
Policyholder account balances - withdrawals	(49,013)	(52,746)
Net change in payables for collateral under securities loaned and other transactions	(1,972)	(7,809)
Long-term debt issued	1,000	6
Long-term debt repaid	(1,019)	(23)
Collateral financing arrangement repaid	(41)	(25)
Financing element on certain derivative instruments and other derivative related transactions, net	58	121
Proceeds from mortgage loan secured financing	277	—
Repayments of mortgage loan secured financing	(663)	—
Treasury stock acquired in connection with share repurchases	(1,452)	(2,056)
Dividends on preferred stock	(98)	(92)
Dividends on common stock	(788)	(805)
Other, net	(74)	(180)
Net cash provided by (used in) financing activities	(1,916)	(7,223)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(76)	(467)
Change in cash and cash equivalents	(4,778)	432
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,195	20,116
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$15,417	$20,548
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$69
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—
Cash and cash equivalents, beginning of period	$20,195	$20,047
Cash and cash equivalents, end of period	$15,417	$20,548

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$472	$435
Income tax	$1,116	$577
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,691	$1,258
Real estate and real estate joint ventures acquired in satisfaction of debt	$6	$187
Increase in policyholder account balances associated with funding agreement backed notes issued but not settled	$—	$184

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
The Company originates mortgage loans and transfers proportional rights to cash flows of certain mortgage loans to third parties. These transactions were previously accounted for by the Company as sales of portions of the related mortgage loans. During the second quarter of 2023, management determined that certain of these pre-existing transactions did not meet the criteria for sale accounting and recorded an adjustment to reflect those transfers as secured borrowings. This adjustment did not result in changes to the Company’s economic exposure or key financial reporting metrics. Based on management’s assessment of both quantitative and qualitative factors, the error correction was not material to the Company’s current period or prior period financial statements and prior periods have not been revised.
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into reinsurance agreements on a coinsurance basis for the general account products, and on a modified coinsurance basis for the separate account products, representing total liabilities of approximately $17.0 billion. Under the terms of such agreement, assets primarily consisting of fixed maturity securities available-for-sale (“AFS”) and mortgage loans supporting the general account liabilities will be transferred to the reinsurers at closing reduced by an approximately $2.3 billion pre-tax ceding commission. The Company will retain separate account assets of approximately $5.5 billion under the modified coinsurance arrangement.
The transaction is expected to close in the second half of 2023 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 9 for additional information on assets to be transferred to the reinsurers at closing, including associated impairments recorded to net investment gains (losses).
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
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Upon transition to LDTI, generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the Transition Date or inception (for contracts sold after the Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact on the change in the NPR based on experience at end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the Transition Date for contracts issued prior to the Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
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

For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes a FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefit payments and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $128 million and $133 million at June 30, 2023 and December 31, 2022, respectively.
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

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$11,721	$(165)	$11,556	$22,492	$(319)	$22,173
Universal life and investment-type product policy fees	$1,516	$(144)	$1,372	$2,934	$(250)	$2,684
Other revenues	$616	$(1)	$615	$1,276	$(1)	$1,275
Net investment gains (losses)	$(685)	$3	$(682)	$(1,203)	$4	$(1,199)
Net derivative gains (losses)	$(1,195)	$225	$(970)	$(2,054)	$133	$(1,921)
Total revenues	$15,556	$(82)	$15,474	$31,312	$(433)	$30,879
Expenses
Policyholder benefits and claims	$11,790	$(175)	$11,615	$22,983	$(194)	$22,789
Policyholder liability remeasurement (gains) losses	$—	$(1)	$(1)	$—	$(42)	$(42)
Market risk benefits remeasurement (gains) losses	$—	$(757)	$(757)	$—	$(2,197)	$(2,197)
Interest credited to policyholder account balances	$492	$35	$527	$1,122	$31	$1,153
Policyholder dividends	$193	$1	$194	$391	$2	$393
Other expenses	$3,083	$(175)	$2,908	$6,103	$(243)	$5,860
Total expenses	$15,558	$(1,072)	$14,486	$30,599	$(2,643)	$27,956
Income (loss) before provision for income tax	$(2)	$990	$988	$713	$2,210	$2,923
Provision for income tax expense (benefit)	$(140)	$213	$73	$(99)	$468	$369
Net income (loss)	$138	$777	$915	$812	$1,742	$2,554
Net income (loss) attributable to noncontrolling interests	$6	$(1)	$5	$11	$(1)	$10
Net income (loss) attributable to MetLife, Inc.	$132	$778	$910	$801	$1,743	$2,544
Net income (loss) available to MetLife, Inc.'s common shareholders	$103	$778	$881	$709	$1,743	$2,452
Comprehensive income (loss)	$(15,323)	$8,175	$(7,148)	$(27,482)	$14,378	$(13,104)
Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	$5	$(1)	$4	$8	$(1)	$7
Comprehensive income (loss) attributable to MetLife, Inc.	$(15,328)	$8,176	$(7,152)	$(27,490)	$14,379	$(13,111)
Net income (loss) available to MetLife, Inc.'s common shareholders per common share:
Basic	$0.13	$0.96	$1.09	$0.87	$2.13	$3.00
Diluted	$0.13	$0.95	$1.08	$0.86	$2.12	$2.98

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

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$41,197	$(4,366)	$36,831
Net income (loss)	$669	$965	$1,634
Balance at March 31, 2022	$41,406	$(3,401)	$38,005
Net income (loss)	$132	$778	$910
Balance at June 30, 2022	$41,101	$(2,623)	$38,478
Balance at December 31, 2022	$41,953	$(1,621)	$40,332
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$10,919	$(13,370)	$(2,451)
Other comprehensive income (loss), net of income tax	$(12,831)	$5,238	$(7,593)
Balance at March 31, 2022	$(1,912)	$(8,132)	$(10,044)
Other comprehensive income (loss), net of income tax	$(15,460)	$7,398	$(8,062)
Balance at June 30, 2022	$(17,372)	$(734)	$(18,106)
Balance at December 31, 2022	$(27,083)	$4,462	$(22,621)
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2021	$67,482	$(17,736)	$49,746
Balance at March 31, 2022	$53,965	$(11,533)	$42,432
Balance at June 30, 2022	$37,101	$(3,357)	$33,744
Balance at December 31, 2022	$27,040	$2,841	$29,881
Noncontrolling Interests
Balance at December 31, 2021	$267	$—	$267
Change in equity of noncontrolling interests	$2	$(1)	$1
Net income (loss)	$5	$—	$5
Other comprehensive income (loss), net of income tax	$(2)	$—	$(2)
Balance at March 31, 2022	$272	$(1)	$271
Change in equity of noncontrolling interests	$(11)	$1	$(10)
Net income (loss)	$6	$(1)	$5
Balance at June 30, 2022	$266	$(1)	$265
Balance at December 31, 2022	$247	$(3)	$244
Total Equity
Balance at December 31, 2021	$67,749	$(17,736)	$50,013
Balance at March 31, 2022	$54,237	$(11,534)	$42,703
Balance at June 30, 2022	$37,367	$(3,358)	$34,009
Balance at December 31, 2022	$27,287	$2,838	$30,125
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Six Months Ended June 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$6,392	$41	$6,433
Cash flows from financing activities
Policyholder account balances - deposits	$56,109	$277	$56,386
Policyholder account balances - withdrawals	$(52,428)	$(318)	$(52,746)
Net cash provided by (used in) financing activities	$(7,182)	$(41)	$(7,223)

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

Contract modifications to replace reference rates affected by the reform occurred during 2021, and 2022 and have continued into 2023. Based on actions taken to date, the adoption of the guidance has not had a material impact on the Company’s consolidated financial statements. The Company does not expect the adoption of this guidance to have a material ongoing impact on its interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in the Company’s business.
The Company’s economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. The Company’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. The adoption of LDTI resulted in changes to the economic capital model. The changes related to this adoption do not represent a change in the composition of the segments and, in accordance with GAAP guidance for segment reporting, the Company will apply the changes to the economic capital model prospectively and did not update the economic model for 2022 and 2021.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2023	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,108	$1,310	$1,023	$499	$719	$19	$11,678	$—	$11,678
Universal life and investment-type product policy fees	294	396	352	75	170	1	1,288	—	1,288
Net investment income	2,275	1,050	418	47	1,170	80	5,040	32	5,072
Other revenues	434	21	10	8	49	106	628	(7)	621
Net investment gains (losses)	—	—	—	—	—	—	—	(1,039)	(1,039)
Net derivative gains (losses)	—	—	—	—	—	—	—	(997)	(997)
Total revenues	11,111	2,777	1,803	629	2,108	206	18,634	(2,011)	16,623
Expenses
Policyholder benefits and claims and policyholder dividends	8,307	1,057	976	237	1,341	12	11,930	30	11,960
Policyholder liability remeasurement (gains) losses	(9)	(27)	3	2	15	—	(16)	—	(16)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(817)	(817)
Interest credited to policyholder account balances	750	570	105	19	198	—	1,642	291	1,933
Capitalization of DAC	(55)	(397)	(148)	(119)	(6)	(4)	(729)	—	(729)
Amortization of DAC and VOBA	19	190	117	85	64	4	479	—	479
Amortization of negative VOBA	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	5	—	4	—	3	244	256	—	256
Other expenses	1,096	778	465	314	231	229	3,113	20	3,133
Total expenses	10,113	2,166	1,522	537	1,846	485	16,669	(476)	16,193
Provision for income tax expense (benefit)	209	180	62	22	51	(83)	441	(419)	22
Adjusted earnings	$789	$431	$219	$70	$211	$(196)	1,524
Adjustments to:
Total revenues							(2,011)
Total expenses							476
Provision for income tax (expense) benefit							419
Net income (loss)							$408		$408

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$8,094	$1,393	$822	$493	$760	$(6)	$11,556	$—	$11,556
Universal life and investment-type product policy fees	283	420	294	77	296	2	1,372	—	1,372
Net investment income	1,710	1,012	459	38	1,268	17	4,504	(921)	3,583
Other revenues	404	24	10	8	23	98	567	48	615
Net investment gains (losses)	—	—	—	—	—	—	—	(682)	(682)
Net derivative gains (losses)	—	—	—	—	—	—	—	(970)	(970)
Total revenues	10,491	2,849	1,585	616	2,347	111	17,999	(2,525)	15,474
Expenses
Policyholder benefits and claims and policyholder dividends	8,115	1,123	812	226	1,354	(2)	11,628	181	11,809
Policyholder liability remeasurement (gains) losses	(7)	(10)	6	6	4	—	(1)	—	(1)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(757)	(757)
Interest credited to policyholder account balances	453	493	84	20	203	—	1,253	(726)	527
Capitalization of DAC	(23)	(381)	(116)	(108)	(7)	(2)	(637)	—	(637)
Amortization of DAC and VOBA	15	182	101	88	70	2	458	—	458
Amortization of negative VOBA	—	(5)	—	(2)	—	—	(7)	—	(7)
Interest expense on debt	1	—	4	—	2	219	226	—	226
Other expenses	949	763	364	298	242	184	2,800	68	2,868
Total expenses	9,503	2,165	1,255	528	1,868	401	15,720	(1,234)	14,486
Provision for income tax expense (benefit)	208	198	79	22	97	(92)	512	(439)	73
Adjusted earnings	$780	$486	$251	$66	$382	$(198)	1,767
Adjustments to:
Total revenues							(2,525)
Total expenses							1,234
Provision for income tax (expense) benefit							439
Net income (loss)							$915		$915

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2023	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$14,060	$2,687	$2,048	$995	$1,442	$35	$21,267	$—	$21,267
Universal life and investment-type product policy fees	591	793	687	152	353	1	2,577	—	2,577
Net investment income	4,399	1,931	797	92	2,297	130	9,646	71	9,717
Other revenues	882	41	22	16	102	207	1,270	(10)	1,260
Net investment gains (losses)	—	—	—	—	—	—	—	(1,723)	(1,723)
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,087)	(1,087)
Total revenues	19,932	5,452	3,554	1,255	4,194	373	34,760	(2,749)	32,011
Expenses
Policyholder benefits and claims and policyholder dividends	14,526	2,187	1,942	498	2,710	28	21,891	100	21,991
Policyholder liability remeasurement (gains) losses	(42)	(16)	(1)	(1)	35	—	(25)	—	(25)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(629)	(629)
Interest credited to policyholder account balances	1,442	1,106	204	35	397	—	3,184	613	3,797
Capitalization of DAC	(106)	(798)	(299)	(227)	(12)	(5)	(1,447)	—	(1,447)
Amortization of DAC and VOBA	36	383	223	170	132	5	949	—	949
Amortization of negative VOBA	—	(11)	—	(2)	—	—	(13)	—	(13)
Interest expense on debt	8	—	6	—	6	491	511	—	511
Other expenses	2,174	1,585	895	614	469	406	6,143	47	6,190
Total expenses	18,038	4,436	2,970	1,087	3,737	925	31,193	131	31,324
Provision for income tax expense (benefit)	398	305	150	38	88	(186)	793	(599)	194
Adjusted earnings	$1,496	$711	$434	$130	$369	$(366)	2,774
Adjustments to:
Total revenues							(2,749)
Total expenses							(131)
Provision for income tax (expense) benefit							599
Net income (loss)							$493		$493

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$15,099	$2,945	$1,560	$1,002	$1,536	$(10)	$22,132	$41	$22,173
Universal life and investment-type product policy fees	581	823	583	160	524	2	2,673	11	2,684
Net investment income	3,584	2,254	781	79	2,661	137	9,496	(1,629)	7,867
Other revenues	830	45	19	17	67	199	1,177	98	1,275
Net investment gains (losses)	—	—	—	—	—	—	—	(1,199)	(1,199)
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,921)	(1,921)
Total revenues	20,094	6,067	2,943	1,258	4,788	328	35,478	(4,599)	30,879
Expenses
Policyholder benefits and claims and policyholder dividends	15,532	2,394	1,592	502	2,836	(9)	22,847	335	23,182
Policyholder liability remeasurement (gains) losses	(30)	(34)	(8)	10	20	—	(42)	—	(42)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(2,197)	(2,197)
Interest credited to policyholder account balances	859	991	152	37	405	—	2,444	(1,291)	1,153
Capitalization of DAC	(55)	(769)	(227)	(209)	(13)	(5)	(1,278)	(11)	(1,289)
Amortization of DAC and VOBA	32	376	201	167	145	4	925	8	933
Amortization of negative VOBA	—	(12)	—	(3)	—	—	(15)	—	(15)
Interest expense on debt	3	—	7	—	3	438	451	—	451
Other expenses	1,928	1,600	713	594	478	320	5,633	147	5,780
Total expenses	18,269	4,546	2,430	1,098	3,874	748	30,965	(3,009)	27,956
Provision for income tax expense (benefit)	382	436	127	39	184	(180)	988	(619)	369
Adjusted earnings	$1,443	$1,085	$386	$121	$730	$(240)	3,525
Adjustments to:
Total revenues							(4,599)
Total expenses							3,009
Provision for income tax (expense) benefit							619
Net income (loss)							$2,554		$2,554

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S.	$249,706	$252,219
Asia	150,784	148,305
Latin America	70,048	63,687
EMEA	17,654	16,860
MetLife Holdings	149,965	148,749
Corporate & Other	39,122	33,252
Total	$677,279	$663,072
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
The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	U.S. Annuities	Asia Whole and Term Life & Endowments	Asia Accident & Health	Latin America Fixed Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long- Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$66,030	$17,990	$16,330	$8,393	$14,281	$51,148	$19,128	$13,356	$206,656
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	—	—	—	(6,561)	—	(6,565)
Subtotal - pre-adoption balance, excluding additional liabilities	66,026	17,990	16,330	8,393	14,281	51,148	12,567	13,356	200,091
Removal of related amounts in AOCI	(5,914)	—	—	(295)	(1,210)	—	(492)	—	(7,911)
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	—	—	—	—	(176)	—	(176)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	337	51	154	121	—	—	56	—	719
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,834	4,386	285	2,869	8,270	—	2,475	—	34,119
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(7,416)	4	47	(1)	—	—	(124)	—	(7,490)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,897)	(225)	(691)	(570)	—	—	(275)	—	(4,658)
Balance, traditional and limited-payment contracts, at January 1, 2021	$65,970	$22,206	$16,125	$10,517	$21,341	$51,148	$14,031	$13,356	$214,694

Balance, deferred profit liabilities at January 1, 2021	$2,897	$225	$691	$570	$—	$—	$275	$—	$4,658

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—	$32	$—	$—		$1,052		$1,287
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	(15)	(66)	—	—		297		351
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—	—	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—	(2)	—	—		10		14
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$(15)	$(36)	$—	$—		$1,391		$1,684
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)

	Asia Variable Life	Asia Universal and Variable Universal Life	MetLife Holdings Universal and Variable Universal Life	Other Long- Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,824	$788	$1,976	$1,977	$6,565
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	—	(1,642)	(1,642)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	—	—	38	45	83
Additional insurance liabilities at January 1, 2021	$1,824	$788	$2,014	$380	$5,006

Ceded recoverables on additional insurance liabilities at December 31, 2020	$—	$—	$719	$8	$727
Reclassification of carrying amount of contracts and contract features that are reinsured market risk benefits	—	—	—	(8)	(8)
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	—	—	1	—	1
Ceded recoverables on additional insurance liabilities at January 1, 2021	$—	$—	$720	$—	$720

Balance, traditional and limited-payment contracts, at January 1, 2021					$214,694
Balance, deferred profit liabilities at January 1, 2021					4,658
Balance, additional insurance liabilities at January 1, 2021					5,006
Total future policy benefits at January 1, 2021					$224,358
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$60,281	$58,495
Asia:
Whole and term life & endowments	12,499	12,792
Accident & health	10,662	10,040
Latin America - Fixed annuities	10,192	9,265
MetLife Holdings - Long-term care	14,498	13,845
Deferred Profit Liabilities:
U.S. - Annuities	3,417	3,327
Asia:
Whole and term life & endowments	560	510
Accident & health	765	760
Latin America - Fixed annuities	605	560
Additional Insurance Liabilities:
Asia:
Variable life	1,243	1,381
Universal and variable universal life	410	455
MetLife Holdings - Universal and variable universal life	2,268	2,156
MetLife Holdings - Participating life	49,919	50,371
Other long-duration (1)	10,076	10,101
Short-duration and other	13,079	13,164
Total	$190,474	$187,222
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
U.S. - Annuities
The U.S segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(29)	(2)
Adjusted balance	(29)	(2)
Issuances	2,558	3,929
Net premiums collected	(2,529)	(3,927)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$58,695	$62,954

Balance, beginning of period, at original discount rate	$61,426	$50,890
Effect of actual variances from expected experience (1)	(167)	(79)
Adjusted balance	61,259	50,811
Issuances	2,561	3,933
Interest accrual	1,411	1,182
Benefit payments	(2,726)	(2,185)
Ending balance at original discount rate	62,505	53,741
Effect of changes in discount rate assumptions	(2,020)	797
Balance, end of period, at current discount rate at balance sheet date	60,485	54,538

Cumulative amount of fair value hedging adjustments	(204)	52
Net liability for future policy benefits	60,281	54,590
Less: Reinsurance recoverables	—	230
Net liability for future policy benefits, net of reinsurance	$60,281	$54,360

Undiscounted - Expected future benefit payments	$115,364	$101,128
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$60,485	$54,538
Weighted-average duration of the liability	9 years	10 years
Weighted-average interest accretion (original locked-in) rate	4.7%	4.6%
Weighted-average current discount rate at balance sheet date	5.3%	4.8%
_________________
(1)    For the six months ended June 30, 2023 and 2022, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $98 million and $53 million, respectively.

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
For the six months ended June 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements. For the six months ended June 30, 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance contracts to customers. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,682	$5,986

Balance, beginning of period, at original discount rate	$4,943	$5,881
Effect of actual variances from expected experience	(26)	(17)
Adjusted balance	4,917	5,864
Issuances	328	106
Interest accrual	27	24
Net premiums collected	(300)	(323)
Effect of foreign currency translation	(384)	(826)
Ending balance at original discount rate	4,588	4,845
Effect of changes in discount rate assumptions	(196)	(90)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	15	(3)
Balance, end of period, at current discount rate at balance sheet date	$4,407	$4,752

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$17,463	$24,453

Balance, beginning of period, at original discount rate	$18,209	$21,276
Effect of actual variances from expected experience	1	9
Adjusted balance	18,210	21,285
Issuances	328	106
Interest accrual	185	191
Benefit payments	(624)	(787)
Effect of foreign currency translation	(1,360)	(2,901)
Ending balance at original discount rate	16,739	17,894
Effect of changes in discount rate assumptions	154	804
Effect of foreign currency translation on the effect of changes in discount rate assumptions	11	(180)
Balance, end of period, at current discount rate at balance sheet date	16,904	18,518

Cumulative impact of flooring the future policyholder benefits reserve	2	19
Net liability for future policy benefits	12,499	13,785
Less: Amount due to reinsurer	(2)	(7)
Net liability for future policy benefits, net of reinsurance	$12,501	$13,792

Undiscounted:
Expected future gross premiums	$8,786	$9,211
Expected future benefit payments	$26,771	$27,795
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,691	$8,271
Expected future benefit payments	$16,904	$18,518
Weighted-average duration of the liability	17 years	16 years
Weighted -average interest accretion (original locked-in) rate	2.5%	2.4%
Weighted-average current discount rate at balance sheet date	2.5%	2.2%

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$21,181	$26,543

Balance, beginning of period, at original discount rate	$22,594	$25,937
Effect of actual variances from expected experience	(33)	26
Adjusted balance	22,561	25,963
Issuances	536	813
Interest accrual	120	132
Net premiums collected	(1,055)	(1,140)
Effect of foreign currency translation	(1,849)	(3,792)
Ending balance at original discount rate	20,313	21,976
Effect of changes in discount rate assumptions	(1,006)	(487)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	83	(2)
Balance, end of period, at current discount rate at balance sheet date	$19,390	$21,487

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$30,879	$41,874

Balance, beginning of period, at original discount rate	$37,189	$41,517
Effect of actual variances from expected experience	(53)	54
Adjusted balance	37,136	41,571
Issuances	536	814
Interest accrual	246	261
Benefit payments	(653)	(767)
Effect of foreign currency translation	(3,017)	(6,020)
Ending balance at original discount rate	34,248	35,859
Effect of changes in discount rate assumptions	(4,664)	(3,733)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	385	276
Balance, end of period, at current discount rate at balance sheet date	29,969	32,402

Cumulative impact of flooring the future policyholder benefits reserve	83	193
Net liability for future policy benefits	10,662	11,108
Less: Reinsurance recoverables/(Amount due to reinsurer)	149	(11)
Net liability for future policy benefits, net of reinsurance	$10,513	$11,119

Undiscounted:
Expected future gross premiums	$39,362	$42,467
Expected future benefit payments	$44,435	$46,153
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$33,399	$37,169
Expected future benefit payments	$29,969	$32,402
Weighted-average duration of the liability	26 years	26 years
Weighted-average interest accretion (original locked-in) rate	1.8%	1.8%
Weighted-average current discount rate at balance sheet date	2.3%	2.1%

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
Latin America - Fixed Annuities
The Latin America segment’s fixed annuities products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	1
Adjusted balance	—	1
Issuances	525	352
Interest accrual	5	(1)
Net premiums collected	(530)	(352)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$9,265	$7,343

Balance, beginning of period, at original discount rate	$8,240	$6,851
Effect of actual variances from expected experience (1)	(9)	(33)
Adjusted balance	8,231	6,818
Issuances	577	376
Interest accrual	173	145
Benefit payments	(336)	(291)
Inflation adjustment	243	469
Effect of foreign currency translation	538	(663)
Ending balance at original discount rate	9,426	6,854
Effect of changes in discount rate assumptions	706	916
Effect of foreign currency translation on the effect of changes in discount rate assumptions	60	(95)
Balance, end of period, at current discount rate at balance sheet date	10,192	7,675

Net liability for future policy benefits	$10,192	$7,675

Undiscounted - Expected future benefit payments	$14,343	$10,626
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$10,192	$7,675
Weighted-average duration of the liability	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.9%	4.4%
Weighted-average current discount rate at balance sheet date	2.9%	2.7%
__________________
(1)    For the six months ended June 30, 2023 and 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuities products of $3 million and $18 million, respectively.

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
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of actual variances from expected experience	83	106
Adjusted balance	5,890	5,805
Interest accrual	149	147
Net premiums collected	(293)	(288)
Ending balance at original discount rate	5,746	5,664
Effect of changes in discount rate assumptions	3	288
Balance, end of period, at current discount rate at balance sheet date	$5,749	$5,952

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of actual variances from expected experience	99	116
Adjusted balance	20,264	19,522
Interest accrual	534	515
Benefit payments	(382)	(345)
Ending balance at original discount rate	20,416	19,692
Effect of changes in discount rate assumptions	(169)	1,088
Balance, end of period, at current discount rate at balance sheet date	20,247	20,780

Net liability for future policy benefits	$14,498	$14,828

Undiscounted:
Expected future gross premiums	$10,893	$11,062
Expected future benefit payments	$45,653	$45,787
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,089	$7,501
Expected future benefit payments	$20,247	$20,780
Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.5%	5.0%
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
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2023	2022	2023	2022
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,381	$1,595	$455	$655
Less: AOCI adjustment	—	—	(33)	56
Balance, beginning of period, before AOCI adjustment	1,381	1,595	488	599
Effect of actual variances from expected experience	(8)	1	(22)	(41)
Adjusted balance	1,373	1,596	466	558
Assessments accrual	(2)	(2)	—	—
Interest accrual	10	11	3	4
Excess benefits paid	(19)	(20)	—	—
Effect of foreign currency translation and other, net	(119)	(241)	(41)	(89)
Balance, end of period, before AOCI adjustment	1,243	1,344	428	473
Add: AOCI adjustment	—	—	(18)	(19)
Balance, end of period	$1,243	$1,344	$410	$454

Weighted-average duration of the liability	17 years	18 years	43 years	42 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,156	$2,117
Less: AOCI adjustment	(63)	67
Balance, beginning of period, before AOCI adjustment	2,219	2,050
Effect of actual variances from expected experience	(6)	19
Adjusted balance	2,213	2,069
Assessments accrual	55	53
Interest accrual	61	56
Excess benefits paid	(63)	(62)
Balance, end of period, before AOCI adjustment	2,266	2,116
Add: AOCI adjustment	2	(35)
Balance, end of period	2,268	2,081
Less: Reinsurance recoverables	744	753
Balance, end of period, net of reinsurance	$1,524	$1,328

Weighted-average duration of the liability	16 years	16 years
Weighted-average interest accretion rate	5.6%	5.5%
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Six Months Ended June 30,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$2,592	$1,411	$4,038	$1,182
Asia:
Whole and term life & endowments	555	158	609	167
Accident & health	1,762	126	1,917	129
Latin America - Fixed annuities	529	168	352	146
MetLife Holdings - Long-term care	366	385	367	368
Deferred Profit Liabilities:
U.S. - Annuities	N/A	81	N/A	75
Asia:
Whole and term life & endowments	N/A	14	N/A	13
Accident & health	N/A	9	N/A	8
Latin America - Fixed annuities	N/A	11	N/A	10
Additional Insurance Liabilities:
Asia:
Variable life	11	10	12	11
Universal and variable universal life	(14)	3	(1)	4
MetLife Holdings - Universal and variable universal life	380	61	387	56
Other long-duration	2,015	227	1,794	229
Total	$8,196	$2,664	$9,475	$2,398
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$16,098	$15,598
Less: Reinsurance recoverables	2,452	2,629
Net balance, beginning of period	13,646	12,969
Incurred related to:
Current period	13,580	13,101
Prior periods (1)	306	634
Total incurred	13,886	13,735
Paid related to:
Current period	(8,546)	(8,291)
Prior periods	(4,959)	(4,831)
Total paid	(13,505)	(13,122)
Net balance, end of period	14,027	13,582
Add: Reinsurance recoverables	2,590	2,537
Balance, end of period (included in future policy benefits and other policy-related balances)	$16,617	$16,119
__________________
(1)For the six months ended June 30, 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period. For the six months ended June 30, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the respective current period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S:
Group Life	$7,875	$8,028
Capital Markets Investment Products and Stable Value GICs	64,103	63,723
Annuities and Risk Solutions	16,693	15,549
Asia:
Universal and Variable Universal Life	46,851	46,417
Fixed Annuities	35,124	32,454
EMEA - Variable Annuities	2,761	2,802
MetLife Holdings:
Annuities	12,410	13,286
Life and Other	12,044	12,402
Other	16,552	15,936
Total	$214,413	$210,597

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
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$8,028	$7,893
Deposits	1,685	1,780
Policy charges	(318)	(304)
Surrenders and withdrawals	(1,608)	(1,370)
Benefit payments	(6)	(6)
Net transfers from (to) separate accounts	1	—
Interest credited	93	63
Balance, end of period	$7,875	$8,056

Weighted-average annual crediting rate	2.4%	1.6%
Cash surrender value	$7,813	$8,001

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$251,590	N/A	$242,758	N/A
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
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$79	$910	$4,615	$5,604
Equal to or greater than 2% but less than 4%	1,252	10	63	2	1,327
Equal to or greater than 4%	746	1	43	34	824
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	120
Total	$1,998	$90	$1,016	$4,651	$7,875

June 30, 2022
Equal to or greater than 0% but less than 2%	$5,354	$135	$63	$130	$5,682
Equal to or greater than 2% but less than 4%	1,338	52	23	—	1,413
Equal to or greater than 4%	800	—	—	31	831
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	130
Total	$7,492	$187	$86	$161	$8,056

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$63,723	$62,521
Deposits	38,526	46,490
Surrenders and withdrawals	(39,865)	(43,895)
Interest credited	971	493
Effect of foreign currency translation and other, net	748	(1,014)
Balance, end of period	$64,103	$64,595

Weighted-average annual crediting rate	3.1%	1.6%
Cash surrender value	$2,309	$2,336
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,595	$2,596
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	61,507
Total	$—	$—	$1	$2,595	$64,103

June 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$22	$3,976	$3,998
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	60,597
Total	$—	$—	$22	$3,976	$64,595

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$15,549	$14,431
Deposits	1,362	446
Policy charges	(96)	(91)
Surrenders and withdrawals	(83)	(60)
Benefit payments	(385)	(357)
Net transfers from (to) separate accounts	54	(26)
Interest credited	307	261
Other	(15)	(165)
Balance, end of period	$16,693	$14,439

Weighted-average annual crediting rate	3.8%	3.7%
Cash surrender value	$7,683	$6,585

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$43,311	N/A	$41,587	N/A
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$53	$1,472	$1,525
Equal to or greater than 2% but less than 4%	227	35	130	448	840
Equal to or greater than 4%	4,439	117	107	6	4,669
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	9,659
Total	$4,666	$152	$290	$1,926	$16,693

June 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$116	$537	$653
Equal to or greater than 2% but less than 4%	302	40	122	423	887
Equal to or greater than 4%	4,425	123	57	5	4,610
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	8,289
Total	$4,727	$163	$295	$965	$14,439

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$46,417	$46,590
Deposits	3,244	3,114
Policy charges	(563)	(582)
Surrenders and withdrawals	(1,238)	(1,235)
Benefit payments	(287)	(254)
Interest credited	683	483
Effect of foreign currency translation and other, net	(1,405)	(2,757)
Balance, end of period	$46,851	$45,359

Weighted-average annual crediting rate	3.0%	2.1%
Cash surrender value	$40,257	$40,286

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s universal and variable universal life products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$92,521	N/A	$97,999	N/A
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
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$10,211	$45	$138	$239	$10,633
Equal to or greater than 2% but less than 4%	20,859	2,919	5,783	5,884	35,445
Equal to or greater than 4%	261	—	—	—	261
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	512
Total	$31,331	$2,964	$5,921	$6,123	$46,851

June 30, 2022
Equal to or greater than 0% but less than 2%	$10,284	$101	$138	$36	$10,559
Equal to or greater than 2% but less than 4%	21,275	2,733	5,493	4,597	34,098
Equal to or greater than 4%	277	—	—	—	277
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	425
Total	$31,836	$2,834	$5,631	$4,633	$45,359

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Fixed Annuities
The Asia segment’s fixed annuities PABs in Japan include fixed annuities products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$32,454	$30,976
Deposits	4,612	2,780
Policy charges	(1)	(1)
Surrenders and withdrawals	(1,003)	(1,917)
Benefit payments	(1,071)	(1,177)
Interest credited	404	294
Effect of foreign currency translation and other, net	(271)	(806)
Balance, end of period	$35,124	$30,149

Weighted-average annual crediting rate	2.4%	1.9%
Cash surrender value	$30,244	$26,200
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s fixed annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$6,224	N/A	$—	N/A
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The Asia segment’s fixed annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$343	$603	$6,795	$26,057	$33,798
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,320
Total	$343	$609	$6,795	$26,057	$35,124

June 30, 2022
Equal to or greater than 0% but less than 2%	$446	$827	$7,797	$19,608	$28,678
Equal to or greater than 2% but less than 4%	8	—	—	—	8
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,463
Total	$454	$827	$7,797	$19,608	$30,149
EMEA
Variable Annuities
The EMEA segment’s variable annuities PABs in the United Kingdom include variable annuities products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$2,802	$4,215
Deposits	2	3
Policy charges	(32)	(41)
Surrenders and withdrawals	(132)	(182)
Benefit payments	(64)	(73)
Interest credited (1)	32	(398)
Effect of foreign currency translation and other, net	153	(390)
Balance, end of period	$2,761	$3,134

Weighted-average annual crediting rate	2.4%	(19.5) %
Cash surrender value	$2,761	$3,134
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the EMEA segment’s variable annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk	$635	$797	$507	$646
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
The EMEA segment’s variable annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	2,761
Total	$—	$—	$—	$—	$2,761

June 30, 2022
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	3,134
Total	$—	$—	$—	$—	$3,134

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
4. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$13,286	$14,398
Deposits	132	142
Policy charges	(8)	(8)
Surrenders and withdrawals	(1,038)	(650)
Benefit payments	(224)	(210)
Net transfers from (to) separate accounts	47	134
Interest credited	200	203
Other	15	(24)
Balance, end of period	$12,410	$13,985

Weighted-average annual crediting rate	3.2%	2.9%
Cash surrender value	$11,629	$12,953

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,246	$813	$4,086	$1,135
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$444	$158	$219	$25	$846
Equal to or greater than 2% but less than 4%	3,917	5,447	395	72	9,831
Equal to or greater than 4%	982	277	19	—	1,278
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	455
Total	$5,343	$5,882	$633	$97	$12,410

June 30, 2022
Equal to or greater than 0% but less than 2%	$1,017	$7	$12	$11	$1,047
Equal to or greater than 2% but less than 4%	10,552	266	151	1	10,970
Equal to or greater than 4%	1,289	40	5	—	1,334
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	634
Total	$12,858	$313	$168	$12	$13,985
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,402	$12,699
Deposits	446	499
Policy charges	(354)	(361)
Surrenders and withdrawals	(612)	(385)
Benefit payments	(85)	(94)
Net transfers from (to) separate accounts	21	18
Interest credited	223	229
Other	3	2
Balance, end of period	$12,044	$12,607

Weighted-average annual crediting rate	3.7%	3.7%
Cash surrender value	$11,556	$12,071

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s life and other products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$69,633	N/A	$73,187	N/A
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
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$21	$56	$77
Equal to or greater than 2% but less than 4%	4,735	172	289	558	5,754
Equal to or greater than 4%	5,158	127	415	12	5,712
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$9,893	$299	$725	$626	$12,044

June 30, 2022
Equal to or greater than 0% but less than 2%	$51	$8	$—	$—	$59
Equal to or greater than 2% but less than 4%	5,118	145	303	568	6,134
Equal to or greater than 4%	5,355	128	425	5	5,913
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,524	$281	$728	$573	$12,607
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
The LDTI transition adjustments related to market risk benefit liabilities, as described in Note 1, were as follows at the Transition Date:

	Asia Retirement Assurance	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	247	2,291	251	2,789
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(7)	(54)	(38)	(99)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	78	4,764	369	5,211
Direct and assumed MRB liabilities at January 1, 2021 (1)	$318	$7,001	$582	$7,901

Reinsured MRB assets at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amount of contracts and contract features that are market risk benefits	—	—	63	63
Adjustments for the difference between previous carrying amount and fair value measurement	—	—	(12)	$(12)
Reinsured MRB assets at January 1, 2021 (1)	$—	$—	$51	$51
__________________
(1)Reinsured MRB assets are classified within premiums, reinsurance and other receivables on the consolidated balance sheets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$202	$202	$—	$226	$226
MetLife Holdings - Annuities	146	2,939	2,793	153	3,378	3,225
Other	133	118	(15)	127	159	32
Total	$279	$3,259	$2,980	$280	$3,763	$3,483

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature where the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$226	$277

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$233	$284
Attributed fees collected	1	2
Benefit payments	(7)	—
Effect of changes in interest rates	3	(15)
Actual policyholder behavior different from expected behavior	—	(1)
Effect of changes in future expected policyholder behavior and other assumptions	—	5
Effect of foreign currency translation and other, net	(23)	(42)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	207	233
Cumulative effect of changes in the instrument-specific credit risk	(5)	(10)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1
Balance, end of period	$202	$224
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the Asia segment’s retirement assurance products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk	$—	$110	$—	$112
Weighted-average attained age of contractholders	N/A	58 years	N/A	57 years
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$3,225	$5,929

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,360	$6,229
Attributed fees collected	193	198
Benefit payments	(21)	(21)
Effect of changes in interest rates	23	(2,561)
Effect of changes in capital markets	(661)	1,019
Effect of changes in equity index volatility	(109)	57
Actual policyholder behavior different from expected behavior	57	2
Effect of foreign currency translation and other, net (1)	131	(314)
Effect of changes in risk margin	(35)	(140)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,938	4,469
Cumulative effect of changes in the instrument-specific credit risk	(150)	(212)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	5	(1)
Balance, end of period	$2,793	$4,256
_________________
(1) Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	June 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,254	$793	$4,103	$1,194
Weighted-average attained age of contractholders	70 years	70 years	69 years	70 years
_________________
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Market Risk Benefits (continued)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Balance, beginning of period	$32	$491

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$24	$539
Attributed fees collected	16	12
Benefit payments	(18)	—
Effect of changes in interest rates	(26)	(196)
Effect of changes in capital markets	(14)	17
Effect of changes in equity index volatility	(4)	4
Actual policyholder behavior different from expected behavior	(22)	(7)
Effect of foreign currency translation and other, net	17	(143)
Effect of changes in risk margin	(1)	(3)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(28)	223
Cumulative effect of changes in the instrument-specific credit risk	12	(25)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	1
Balance, end of period	(15)	199
Less: Reinsurance recoverable	18	27
Balance, end of period, net of reinsurance	$(33)	$172
6. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$42,620	$48,265
Annuities	11,792	11,694
Latin America - Pensions	42,213	39,428
MetLife Holdings - Annuities	29,616	28,499
Other	19,705	18,152
Total	$145,946	$146,038

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
The separate account liabilities are primarily comprised of the following: U.S. stable value and risk solutions contracts, U.S. annuities participating and non-participating group contracts, Latin America savings-oriented pension product in Chile under a mandatory privatized social security system, and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	1,586	120	4,096	139
Policy charges	(148)	(11)	(150)	(305)
Surrenders and withdrawals	(7,542)	(360)	(2,921)	(1,362)
Benefit payments	(46)	—	(879)	(242)
Investment performance	1,277	448	187	2,933
Net transfers from (to) general account	(57)	3	—	(47)
Effect of foreign currency translation and other, net	(715)	(102)	2,452	1
Balance, end of period	$42,620	$11,792	$42,213	$29,616
Six Months Ended June 30, 2022
Balance, beginning of period	58,473	21,292	37,631	40,173
Premiums and deposits	3,193	730	3,970	146
Policy charges	(165)	(13)	(131)	(344)
Surrenders and withdrawals	(3,946)	(6,379)	(2,962)	(1,594)
Benefit payments	(44)	—	(888)	(230)
Investment performance	(3,908)	(2,387)	147	(7,856)
Net transfers from (to) general account	85	(59)	—	(135)
Effect of foreign currency translation and other, net	(5,175)	(156)	(3,371)	3
Balance, end of period	$48,513	$13,028	$34,396	$30,163

Cash surrender value at June 30, 2023 (1)	$37,782	N/A	$42,213	$29,471
Cash surrender value at June 30, 2022 (1)	$43,452	N/A	$34,396	$29,984
_____________
(1)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2023
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$528	$1,179	$2,654	$2,027	$—	$6,388
U.S. government and agency	10,193	—	9,651	—	18	19,862
Public utilities	1,153	301	—	—	4	1,458
Municipals	421	25	—	—	13	459
Corporate bonds:
Materials	173	22	—	—	—	195
Communications	1,010	—	—	—	4	1,014
Consumer	2,047	21	—	—	8	2,076
Energy	846	99	—	—	2	947
Financial	2,835	526	7,080	409	15	10,865
Industrial and other	794	22	3,946	—	3	4,765
Technology	618	17	—	—	3	638
Foreign	2,156	—	3,117	17	12	5,302
Total corporate bonds	10,479	707	14,143	426	47	25,802
Total bonds	22,774	2,212	26,448	2,453	82	53,969
Mortgage-backed securities	10,750	—	—	—	36	10,786
Asset-backed securities and collateralized loan obligations	2,771	18	—	—	11	2,800
Redeemable preferred stock	10	—	—	—	—	10
Total fixed maturity securities	36,305	2,230	26,448	2,453	129	67,565
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,739	2,629	2,380	494	—	8,242
Banks, trust and insurance companies	506	260	374	210	—	1,350
Public utilities	74	19	—	67	—	160
Non-redeemable preferred stock	—	—	—	—	—	—
Mutual funds	9,384	2,814	9,047	83	35,552	56,880
Total equity securities	12,703	5,722	11,801	854	35,552	66,632
Other invested assets	1,859	348	3,917	46	—	6,170
Total investments	50,867	8,300	42,166	3,353	35,681	140,367
Other assets	4,738	414	47	374	6	5,579
Total	$55,605	$8,714	$42,213	$3,727	$35,687	$145,946

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$532	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	106	798	299	227	12	5	1,447
Amortization	(35)	(336)	(197)	(161)	(130)	(5)	(864)
Effect of foreign currency translation and other, net	—	(428)	178	16	—	1	(233)
Balance at June 30, 2023	$603	$10,304	$1,822	$1,562	$3,673	$30	$17,994

Balance at January 1, 2022	$464	$10,058	$1,361	$1,472	$4,029	$31	$17,415
Capitalizations	55	769	227	220	13	5	1,289
Amortization	(31)	(322)	(175)	(164)	(143)	(4)	(839)
Effect of foreign currency translation and other, net	—	(815)	(10)	(103)	—	(2)	(930)
Balance at June 30, 2022	$488	$9,690	$1,403	$1,425	$3,899	$30	$16,935

VOBA:
Balance at January 1, 2023	$19	$1,290	$545	$127	$28	$—	$2,009
Acquisitions	—	—	—	—	—	—	—
Amortization	(1)	(47)	(26)	(9)	(2)	—	(85)
Effect of foreign currency translation and other, net	—	(109)	39	2	—	—	(68)
Balance at June 30, 2023	$18	$1,134	$558	$120	$26	$—	$1,856

Balance at January 1, 2022	$22	$1,593	$591	$154	$31	$—	$2,391
Acquisitions	—	—	—	—	—	—	—
Amortization	(1)	(54)	(26)	(11)	(2)	—	(94)
Effect of foreign currency translation and other, net	—	(237)	(42)	(8)	—	—	(287)
Balance at June 30, 2022	$21	$1,302	$523	$135	$29	$—	$2,010

Total DAC and VOBA:
Balance at June 30, 2023							$19,850
Balance at June 30, 2022							$18,945
Balance at December 31, 2022							$19,653
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
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for U.S. annuities and policy count for all other products. The amortization amount is calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency assumptions that are consistent with those used to measure the corresponding liabilities.

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
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2023
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$36	$2,382	$848	$559	$281	$4,106
Deferrals	1	283	70	46	28	428
Amortization	(4)	(80)	(58)	(31)	(11)	(184)
Effect of foreign currency translation and other, net	—	(32)	108	13	—	89
Balance, end of period	$33	$2,553	$968	$587	$298	$4,439

	Six Months Ended June 30, 2022
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$38	$2,033	$795	$521	$238	$3,625
Deferrals	4	303	58	52	30	447
Amortization	(3)	(68)	(49)	(28)	(8)	(156)
Effect of foreign currency translation and other, net	—	(60)	1	(20)	—	(79)
Balance, end of period	$39	$2,208	$805	$525	$260	$3,837
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	June 30, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,650	$37,222
Other policy-related balances	281	273
Policyholder dividends payable	178	181
Current income tax payable	9	—
Other liabilities	592	455
Total closed block liabilities	37,710	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,697	19,648
Equity securities, at estimated fair value	13	13
Mortgage loans	6,269	6,564
Policy loans	4,014	4,084
Real estate and real estate joint ventures	655	635
Other invested assets	591	692
Total investments	31,239	31,636
Cash and cash equivalents	656	437
Accrued investment income	369	375
Premiums, reinsurance and other receivables	114	52
Current income tax recoverable	—	88
Deferred income tax asset	394	423
Total assets designated to the closed block	32,772	33,011
Excess of closed block liabilities over assets designated to the closed block	4,938	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(1,176)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	212	262
Total amounts included in AOCI	(964)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,974	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$226	$274	$461	$549
Net investment income	341	352	679	713
Net investment gains (losses)	5	(16)	9	(48)
Net derivative gains (losses)	5	8	3	11
Total revenues	577	618	1,152	1,225
Expenses
Policyholder benefits and claims	445	462	858	945
Policyholder dividends	89	128	186	262
Other expenses	22	23	44	46
Total expenses	556	613	1,088	1,253
Revenues, net of expenses before provision for income tax expense (benefit)	21	5	64	(28)
Provision for income tax expense (benefit)	4	1	13	(6)
Revenues, net of expenses and provision for income tax expense (benefit)	$17	$4	$51	$(22)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	June 30, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$89,349	$(69)	$1,396	$8,153	$82,523	$88,466	$(29)	$1,133	$9,540	$80,030
Foreign corporate	59,380	(2)	1,426	7,114	53,690	59,696	(5)	1,213	8,332	52,572
Foreign government	47,946	(115)	2,077	3,914	45,994	50,047	(130)	1,876	5,046	46,747
U.S. government and agency	36,133	—	371	3,375	33,129	35,658	—	431	3,860	32,229
RMBS	31,328	—	193	3,063	28,458	29,496	—	187	3,518	26,165
ABS & CLO	18,428	—	36	984	17,480	17,991	—	23	1,192	16,822
Municipals	13,206	—	444	1,326	12,324	13,548	—	317	1,713	12,152
CMBS	11,275	(11)	48	1,053	10,259	11,123	(19)	59	1,100	10,063
Total fixed maturity securities AFS	$307,045	$(197)	$5,991	$28,982	$283,857	$306,025	$(183)	$5,239	$34,301	$276,780
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $127 million and $82 million at June 30, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($48) million and ($3) million at June 30, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$8,637	$51,765	$52,278	$133,148	$61,020	$306,848
Estimated fair value	$8,661	$50,394	$49,710	$118,895	$56,197	$283,857

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

	June 30, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$18,094	$1,008	$38,883	$7,107	$55,210	$7,573	$6,484	$1,965
Foreign corporate	7,641	434	30,224	6,680	31,932	5,999	8,956	2,332
Foreign government	5,304	295	18,868	3,617	16,568	2,170	8,308	2,874
U.S. government and agency	14,685	677	10,567	2,698	20,436	2,784	4,177	1,076
RMBS	10,217	409	14,168	2,654	16,223	1,890	6,650	1,628
ABS & CLO	2,782	79	12,122	905	10,924	712	4,326	480
Municipals	1,595	62	4,917	1,264	7,277	1,514	482	199
CMBS	2,128	98	6,605	951	6,890	764	2,037	335
Total fixed maturity securities AFS	$62,446	$3,062	$136,354	$25,876	$165,460	$23,406	$41,420	$10,889
Investment grade	$59,810	$2,940	$129,849	$24,979	$157,654	$22,713	$38,785	$10,298
Below investment grade	2,636	122	6,505	897	7,806	693	2,635	591
Total fixed maturity securities AFS	$62,446	$3,062	$136,354	$25,876	$165,460	$23,406	$41,420	$10,889
Total number of securities in an unrealized loss position	7,031		12,053		15,204		4,303

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used in the credit loss evaluation process include, but are not limited to: (i) the extent to which the estimated fair value has been below amortized cost, (ii) adverse conditions specifically related to a security, an industry sector or sub-sector, or an economically depressed geographic area, adverse change in the financial condition of the issuer of the security, changes in technology, discontinuance of a segment of the business that may affect future earnings, and changes in the quality of credit enhancement, (iii) payment structure of the security and likelihood of the issuer being able to make payments, (iv) failure of the issuer to make scheduled interest and principal payments, (v) whether the issuer, or series of issuers or an industry has suffered a catastrophic loss or has exhausted natural resources, (vi) whether the Company has the intent to sell or will more likely than not be required to sell, including transfers in connection with reinsurance transactions, a particular security before the decline in estimated fair value below amortized cost recovers, (vii) with respect to Structured Products, changes in forecasted cash flows after considering the changes in the financial condition of the underlying loan obligors and quality of underlying collateral, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying assets backing a particular security, and the payment priority within the tranche structure of the security, (viii) changes in the rating of the security by a rating agency, and (ix) other subjective factors, including concentrations and information obtained from regulators.

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $5.4 billion for the six months ended June 30, 2023 to $28.9 billion primarily due to decreases in interest rates, impairments in connection with a pending reinsurance transaction, to a lesser extent the strengthening of foreign currencies on certain non-functional currency denominated fixed maturity securities and narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $25.9 billion at June 30, 2023, or 90% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $25.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $25.0 billion, or 97%, were related to 11,122 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $25.9 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $897 million, or 3%, were related to 931 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily consumer, transportation and communications) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At June 30, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2023.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
Three Months Ended June 30, 2023	(In millions)

Balance, at beginning of period	$63	$2	$117	$11	$193
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	6	—	(2)	—	4
Securities sold or exchanged	—	—	—	—	—
Write-offs	—	—	—	—	—
Balance, at end of period	$69	$2	$115	$11	$197
Three Months Ended June 30, 2022
Balance, at beginning of period	$13	$102	$226	$14	$355
ACL not previously recorded	—	—	—	—	—
Changes for securities with previously recorded ACL	15	(5)	(23)	—	(13)
Securities sold or exchanged	—	(44)	(37)	—	(81)
Write-offs	—	—	—	—	—
Balance, at end of period	$28	$53	$166	$14	$261

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	U.S. Corporate	Foreign Corporate	Foreign Government	CMBS	Total
	(In millions)
Six Months Ended June 30, 2023
Balance, at beginning of period	$29	$5	$130	$19	$183
ACL not previously recorded	36	—	—	—	36
Changes for securities with previously recorded ACL	6	—	(15)	3	(6)
Securities sold or exchanged	(2)	(3)	—	(11)	(16)
Write-offs	—	—	—	—	—
Balance, at end of period	$69	$2	$115	$11	$197
Six Months Ended June 30, 2022
Balance, at beginning of period	$30	$28	$19	14	$91
ACL not previously recorded	13	67	207	—	287
Changes for securities with previously recorded ACL	15	2	(23)	—	(6)
Securities sold or exchanged	(8)	(44)	(37)	—	(89)
Write-offs	(22)	—	—	—	(22)
Balance, at end of period	$28	$53	$166	$14	$261
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

	June 30, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$421	$238	$659	$1,347	$195	$1,542
Non-redeemable preferred stock	111	(1)	110	148	(6)	142
Total	$532	$237	$769	$1,495	$189	$1,684
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

	June 30, 2023			December 31, 2022
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
Unit-linked investments	$7,891	$726	$8,617	$7,945	$288	$8,233
FVO Securities	1,190	397	1,587	1,161	274	1,435
Total	$9,081	$1,123	$10,204	$9,106	$562	$9,668
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2023		December 31, 2022
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial (2)	$60,759	65.4%	$52,502	62.7%
Agricultural	19,822	21.3	19,306	23.0
Residential	13,129	14.1	12,482	14.9
Total amortized cost	93,710	100.8	84,290	100.6
Allowance for credit loss	(724)	(0.8)	(527)	(0.6)
Total mortgage loans	$92,986	100.0%	$83,763	100.0%
__________________

(1)Includes certain mortgage loans originated for third parties of $8.3 billion at amortized cost ($8.0 billion commercial and $243 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.3 billion included in Other liabilities on the consolidated balance sheet. The investment income on these mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability were each $215 million for both the three and six months ended June 30, 2023, and were recorded in investment income and investment expenses, respectively, both within net investment income. See Note 1.
(2)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value of $210 million, net of the estimated fair value adjustment of $44 million as of June 30, 2023. See Note 1.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($747) million and ($744) million at June 30, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2023 was $269 million, $169 million and $91 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $219 million, $176 million and $81 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $193 million and $1.0 billion for the three months and six months ended June 30, 2023, respectively, and $868 million and $1.7 billion for the three months and six months ended June 30, 2022, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$218	$119	$190	$527	$340	$88	$206	$634
Provision (release)	148	49	13	210	(16)	41	(31)	(6)
Charge-offs, net of recoveries	—	(13)	—	(13)	(119)	(22)	(1)	(142)
Balance, end of period	$366	$155	$203	$724	$205	$107	$174	$486

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses). Mortgage loans to be disposed of in a reinsurance transaction are carried at the lower of amortized cost or estimated fair value.
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
Commercial mortgage loans:
For the three months ended June 30, 2023, the Company granted an additional 12-month term extension on a previously restructured loan with an amortized cost of $158 million and further extended the term of the loan modified in the first quarter of 2023 by an additional three months. These modified loans represent less than 1% of the portfolio segment.
For the six months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $222 million. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.
Residential mortgage loans:
For the three months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $2 million, other-than-insignificant payment delays on loans with an amortized cost of $5 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $5 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $1 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of eight years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted average interest rate of the modified loans from 5.7% to 4.2%.
For the six months ended June 30, 2023, the Company granted term extensions on loans with an amortized cost of $5 million, other-than-insignificant payment delays on loans with an amortized cost of $5 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $9 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $4 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of nine years to the life of the modified loans, allowed for the capitalization or deferral of balances due and reduced the weighted average interest rate of the modified loans from 5.8% to 4.2%.
For both the three months and six months ended June 30, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,448	$5,123	$4,652	$2,110	$4,294	$14,278	$2,927	$34,832	57.3%
65% to 75%	128	2,728	1,749	1,703	2,022	6,311	—	14,641	24.1
76% to 80%	—	761	351	340	1,339	1,859	—	4,650	7.7
Greater than 80%	7	144	820	881	1,051	3,733	—	6,636	10.9
Total	$1,583	$8,756	$7,572	$5,034	$8,706	$26,181	$2,927	$60,759	100.0%
DSCR:
> 1.20x	$1,070	$7,366	$7,192	$4,471	$7,252	$22,802	$1,687	$51,840	85.3%
1.00x - 1.20x	513	387	307	35	723	1,858	944	4,767	7.9
<1.00x	—	1,003	73	528	731	1,521	296	4,152	6.8
Total	$1,583	$8,756	$7,572	$5,034	$8,706	$26,181	$2,927	$60,759	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$726	$2,801	$2,653	$2,705	$1,775	$6,193	$1,226	$18,079	91.2%
65% to 75%	28	111	334	273	28	616	135	1,525	7.7
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	17	—	—	—	133	52	5	207	1.0
Total	$771	$2,912	$2,987	$2,978	$1,936	$6,872	$1,366	$19,822	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$363	$2,622	$1,479	$347	$975	$6,908	$—	$12,694	96.7%
Nonperforming (1)	1	24	17	14	42	337	—	435	3.3
Total	$364	$2,646	$1,496	$361	$1,017	$7,245	$—	$13,129	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $153 million and $146 million at June 30, 2023 and December 31, 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $1.3 billion, or 2% of total commercial and agricultural mortgage loans, at June 30, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In millions)
Commercial	$138	$6	$19	$6	$277	$169
Agricultural	98	124	22	21	235	131
Residential	435	473	16	12	421	462
Total	$671	$603	$57	$39	$933	$762
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $155 million, $225 million and $442 million, respectively. The amortized cost for nonaccrual commercial mortgage loans without an ACL was $158 million at June 30, 2023. There were no nonaccrual commercial mortgage loans without an ACL at December 31, 2022. The amortized cost for nonaccrual agricultural mortgage loans without an ACL was $61 million and $7 million at June 30, 2023 and December 31, 2022, respectively. There were no nonaccrual residential mortgage loans without an ACL at June 30, 2023 and December 31, 2022.
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2023	December 31, 2022	Three Months Ended June 30,		Six Months Ended June 30,
			2023	2022	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,366	$4,523	$90	$98	$182	$204
Other real estate	491	487	85	68	135	100
Real estate joint ventures	8,188	8,127	(38)	213	(154)	403
Total real estate and real estate joint ventures	$13,045	$13,137	$137	$379	$163	$707
The carrying value of wholly-owned real estate acquired through foreclosure was $189 million and $182 million at June 30, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $30 million and $58 million for the three months and six months ended June 30, 2023, respectively, and $31 million and $59 million for the three months and six months ended June 30, 2022, respectively. Real estate investments were net of accumulated depreciation of $902 million and $863 million at June 30, 2023 and December 31, 2022, respectively.
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
The investment in leveraged and direct financing leases, net of ACL, was $725 million and $1.4 billion, respectively, at June 30, 2023 and $731 million and $1.2 billion, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $21 million and $26 million at June 30, 2023 and December 31, 2022, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $6.0 billion and $10.0 billion, principally at estimated fair value, at June 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	June 30,	December 31,
	2023	2022
	(In millions)
Japan	$23,251	$24,295
South Korea	$5,747	$5,887
Mexico	$3,861	$3,463

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,077	$11,259	$11,630	$11,756	$12,092	$11,833
Repurchase agreements	$3,176	$3,100	$3,024	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS and short-term investments at both June 30, 2023 and December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,813	$4,643	$4,354	$163	$10,973	$1,945	$5,448	$3,101	$—	$10,494
Foreign government	—	—	—	—	—	—	422	922	—	1,344
Agency RMBS	—	286	—	—	286	—	63	191	—	254
Total	$1,813	$4,929	$4,354	$163	$11,259	$1,945	$5,933	$4,214	$—	$12,092
Repurchase agreements:
U.S. government and agency	$—	$3,100	$—	$—	$3,100	$—	$3,125	$—	$—	$3,125
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

	June 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,559	$1,514
Invested assets held in trust (external reinsurance agreements) (1)	906	881
Invested assets pledged as collateral (2)	27,069	25,442
Total invested assets on deposit, held in trust and pledged as collateral	$29,534	$27,837
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $1.9 billion at June 30, 2023 and December 31, 2022, respectively.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 10).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, Note 8 for information regarding investments designated to the closed block and Note 1 for investments to be disposed of in a pending reinsurance transaction. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $746 million and $729 million, at redemption value, at June 30, 2023 and December 31, 2022, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$282	$1	$266	$1
Renewable energy partnership (primarily other invested assets)	69	—	76	—
Total	$351	$1	$342	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$54,591	$54,591	$51,422	$51,422
Other limited partnership interests	13,857	19,831	13,244	18,906
Other invested assets	1,251	1,328	1,310	1,387
Other investments (Real estate joint ventures and FVO Securities)	985	1,036	945	948
Total	$70,684	$76,786	$66,921	$72,663
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 18, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2023 or 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS	$3,228	$2,832	$6,367	$5,546
Equity securities	10	5	22	12
FVO Securities	50	(89)	98	(154)
Mortgage loans	1,306	833	2,347	1,657
Policy loans	119	114	238	230
Real estate and REJV	137	379	163	707
OLPI	225	168	250	1,094
Cash, cash equivalents and short-term investments	248	49	465	80
Operating joint ventures	13	31	32	49
Other	122	221	278	347
Subtotal investment income	5,458	4,543	10,260	9,568
Less: Investment expenses	681	273	1,142	515
Subtotal, net	4,777	4,270	9,118	9,053
Unit-linked investments	295	(687)	599	(1,186)
Net investment income	$5,072	$3,583	$9,717	$7,867

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO Securities and Unit-linked investments)	$41	$40	$79	$109
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and Unit-linked investments)	330	(817)	652	(1,409)
Net realized and unrealized gains (losses) recognized in NII	$371	$(777)	$731	$(1,300)

Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$291	$(802)	$591	$(1,276)

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$172	$386	$79	$1,474
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(996)	$(671)	$(1,576)	$(1,269)
Equity securities	32	(42)	80	(92)
Mortgage loans (1)	(41)	48	(205)	92
Real estate and REJV (excluding changes in estimated fair value)	13	159	31	163
OLPI (excluding changes in estimated fair value)	3	(2)	12	16
Other gains (losses)	43	110	20	176
Subtotal	(946)	(398)	(1,638)	(914)
Change in estimated fair value of OLPI and REJV	2	(1)	(3)	6
Non-investment portfolio gains (losses)	(95)	(283)	(82)	(291)
Subtotal	(93)	(284)	(85)	(285)
Net investment gains (losses)	$(1,039)	$(682)	$(1,723)	$(1,199)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(20)	$(445)	$(566)	$(656)
Impairment (losses) (1)	(898)	5	(905)	(35)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(42)	84	(224)	(159)
Unrealized net gains (losses) recognized in earnings	16	(43)	54	(58)
Total recognized gains (losses)	(26)	41	(170)	(217)
Non-investment portfolio gains (losses)	(95)	(283)	(82)	(291)
Net investment gains (losses)	$(1,039)	$(682)	$(1,723)	$(1,199)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$31	$(40)	$20	$(62)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(27)	$42	$(22)	$60

Foreign currency gains (losses)	$(27)	$(134)	$14	$(11)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(20)	$(445)	$(566)	$(656)
Recognized in NII	41	40	79	109
Net realized investment gains (losses) from sales and disposals of investments	$21	$(405)	$(487)	$(547)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)     Includes ($841) million and ($44) million of impairments for fixed maturity securities AFS and the lower of amortized cost or estimated fair value adjustments for mortgage loans, respectively, during the three months ended June 30, 2023, for investments to be disposed of in a pending reinsurance transaction. See Note 1.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2023	2022	2023	2022
	(In millions)
Proceeds	$8,412	$20,710	$23,456	$34,734
Gross investment gains	$73	$231	$366	$340
Gross investment (losses)	(213)	(1,001)	(1,069)	(1,404)
Realized gains (losses) on sales and disposals	(140)	(770)	(703)	(1,064)
Net credit loss (provision) release (change in ACL recognized in earnings)	(7)	94	(17)	(170)
Impairment (losses)	(849)	5	(856)	(35)
Net credit loss (provision) release and impairment (losses)	(856)	99	(873)	(205)
Net investment gains (losses)	$(996)	$(671)	$(1,576)	$(1,269)

Equity Securities
Realized gains (losses) on sales and disposals	$15	$—	$22	$(30)
Unrealized net gains (losses) recognized in earnings	17	(42)	58	(62)
Net investment gains (losses)	$32	$(42)	$80	$(92)
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,080	$1,310	$496	$4,143	$1,353	$467
Foreign currency swaps	Foreign currency exchange rate	1,496	71	—	602	82	—
Foreign currency forwards	Foreign currency exchange rate	586	—	85	1,336	10	89
Subtotal		6,162	1,381	581	6,081	1,445	556
Cash flow hedges:
Interest rate swaps	Interest rate	4,175	10	242	4,107	8	262
Interest rate forwards	Interest rate	6,832	4	879	7,447	1	1,354
Foreign currency swaps	Foreign currency exchange rate	42,888	3,186	1,417	42,608	3,554	1,699
Subtotal		53,895	3,200	2,538	54,162	3,563	3,315
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	858	45	—	680	—	38
Currency options	Foreign currency exchange rate	3,000	361	—	3,000	236	—
Subtotal		3,858	406	—	3,680	236	38
Total qualifying hedges		63,915	4,987	3,119	63,923	5,244	3,909
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,134	1,497	921	31,661	1,660	1,354
Interest rate floors	Interest rate	19,645	53	—	25,270	125	—
Interest rate caps	Interest rate	42,165	783	—	48,290	950	—
Interest rate futures	Interest rate	973	3	1	1,453	2	1
Interest rate options	Interest rate	43,173	304	74	44,391	473	88
Interest rate forwards	Interest rate	1,662	4	56	381	—	32
Synthetic GICs	Interest rate	50,453	—	—	46,316	—	—
Foreign currency swaps	Foreign currency exchange rate	12,336	1,613	325	12,815	1,454	383
Foreign currency forwards	Foreign currency exchange rate	15,135	120	1,169	16,195	544	661
Currency futures	Foreign currency exchange rate	328	—	—	333	8	—
Credit default swaps — purchased	Credit	2,875	8	90	2,925	18	79
Credit default swaps — written	Credit	13,367	197	14	11,512	133	28
Equity futures	Equity market	2,901	9	26	2,988	8	4
Equity index options	Equity market	18,897	449	287	16,701	765	323
Equity variance swaps	Equity market	141	4	1	163	4	1
Equity total return swaps	Equity market	2,856	4	93	2,799	23	112
Total non-designated or nonqualifying derivatives		256,041	5,048	3,057	264,193	6,167	3,066
Total		$319,956	$10,035	$6,176	$328,116	$11,411	$6,975

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	June 30, 2023			December 31, 2022
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,064	$13	$690	$9,098	$41	$764
Foreign currency exchange rate	1,065	11	55	887	26	2
Equity market	7,783	153	304	8,829	233	381
	$16,912	$177	$1,049	$18,814	$300	$1,147
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were ($501) million and ($218) million for the six months ended June 30, 2023 and June 30, 2022, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	$—	$(135)	$(35)	$—	N/A
Hedged items	(1)	—	—	121	34	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(5)	(51)	—	—	13	—	N/A
Hedged items	4	39	—	—	(11)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	10	—	—	—	—	N/A
Subtotal	(2)	(2)	—	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(205)
Amount of gains (losses) reclassified from AOCI into income	13	55	—	—	—	—	(68)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(262)
Amount of gains (losses) reclassified from AOCI into income	1	200	—	—	—	—	(201)
Foreign currency transaction gains (losses) on hedged items	—	(176)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	14	79	—	—	—	—	(737)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	160
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	25
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	185
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(434)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(800)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(18)	—	—	—	N/A
Credit derivatives — written (1)	—	—	85	—	—	—	N/A
Equity derivatives (1)	(36)	—	(409)	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	319	—	—	—	N/A
Subtotal	(36)	—	(1,257)	—	—	—	N/A
Earned income on derivatives	32	—	260	3	(34)	—	—
Synthetic GICs	N/A	N/A	18	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(18)	—	N/A	N/A	N/A
Total	$8	$77	$(997)	$(11)	$(33)	$—	$(552)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$3	$—	$—	$(324)	$(94)	$—	N/A
Hedged items	(4)	—	—	306	91	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	61	(170)	—	—	—	—	N/A
Hedged items	(61)	165	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	28	—	—	—	—	N/A
Subtotal	(1)	23	—	(18)	(3)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(903)
Amount of gains (losses) reclassified from AOCI into income	16	42	—	—	—	1	(59)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	749
Amount of gains (losses) reclassified from AOCI into income	1	(690)	—	—	—	1	688
Foreign currency transaction gains (losses) on hedged items	—	682	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	17	34	—	—	—	2	475
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	168
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	37
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	205
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	—	(1,521)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	1	—	(665)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	46	—	—	—	N/A
Credit derivatives — written (1)	—	—	(196)	—	—	—	N/A
Equity derivatives (1)	36	—	778	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	176	—	—	—	N/A
Subtotal	39	—	(1,382)	—	—	—	N/A
Earned income on derivatives	140	—	252	36	(28)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	160	—	N/A	N/A	N/A
Total	$195	$57	$(970)	$18	$(31)	$2	$680

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	$—	$(9)	$1	$—	N/A
Hedged items	—	—	—	(5)	(2)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(22)	(54)	—	—	13	—	N/A
Hedged items	21	42	—	—	(11)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	—	—	—	—	N/A
Subtotal	(2)	(12)	—	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$342
Amount of gains (losses) reclassified from AOCI into income	27	60	—	—	—	—	(87)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(422)
Amount of gains (losses) reclassified from AOCI into income	2	311	—	—	—	1	(314)
Foreign currency transaction gains (losses) on hedged items	—	(290)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	29	81	—	—	—	1	(482)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	206
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	27
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	233
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(276)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(962)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(31)	—	—	—	N/A
Credit derivatives — written (1)	—	—	88	—	—	—	N/A
Equity derivatives (1)	(42)	—	(921)	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	442	—	—	—	N/A
Subtotal	(42)	—	(1,660)	—	—	—	N/A
Earned income on derivatives	75	—	572	8	(68)	—	—
Synthetic GICs	N/A	N/A	36	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(35)	—	N/A	N/A	N/A
Total	$60	$69	$(1,087)	$(6)	$(67)	$1	$(249)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$7	$—	$—	$(696)	$(174)	$—	N/A
Hedged items	(8)	—	—	663	169	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	93	(251)	—	—	—	—	N/A
Hedged items	(91)	245	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	61	—	—	—	—	N/A
Subtotal	1	55	—	(33)	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(1,667)
Amount of gains (losses) reclassified from AOCI into income	31	60	—	—	—	2	(93)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,201
Amount of gains (losses) reclassified from AOCI into income	3	(838)	—	—	—	1	834
Foreign currency transaction gains (losses) on hedged items	—	828	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	34	50	—	—	—	3	275
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	211
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	56
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	267
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(2,887)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	(740)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	92	—	—	—	N/A
Credit derivatives — written (1)	—	—	(245)	—	—	—	N/A
Equity derivatives (1)	45	—	1,020	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	294	—	—	—	N/A
Subtotal	50	—	(2,466)	—	—	—	N/A
Earned income on derivatives	223	—	488	76	(54)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	57	—	N/A	N/A	N/A
Total	$308	$105	$(1,921)	$43	$(59)	$3	$542
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$614	$1,411	$1	$1
Mortgage loans	$335	$331	$(21)	$(19)
Future policy benefits	$(2,901)	$(2,816)	$204	$199
Policyholder account balances	$(1,872)	$(1,789)	$65	$104
__________________
(1)Includes ($124) million and ($136) million of hedging adjustments on discontinued hedging relationships at June 30, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $26 million and $27 million for the three months and six months ended June 30, 2023, respectively, and $4 million and $2 million for the three months and six months ended June 30, 2022, respectively.
At both June 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At June 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $1.5 billion and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2023, the Company expected to reclassify $29 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At June 30, 2023 and December 31, 2022, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $668 million and $435 million, respectively. At June 30, 2023 and December 31, 2022, the carrying amount of debt designated as a non-derivative hedging instrument was $291 million and $318 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$155	1.9	$3	$158	2.2
Credit default swaps referencing indices	84	4,351	2.9	79	4,251	3.4
Subtotal	86	4,506	2.8	82	4,409	3.4
Baa
Single name credit default swaps (3)	1	80	2.1	1	81	2.5
Credit default swaps referencing indices	98	8,559	5.1	28	6,775	5.6
Subtotal	99	8,639	5.1	29	6,856	5.5
Ba
Single name credit default swaps (3)	(1)	37	1.4	—	62	1.3
Credit default swaps referencing indices	2	25	3.5	2	25	4.0
Subtotal	1	62	2.3	2	87	2.1
B
Credit default swaps referencing indices	4	130	5.0	2	130	4.7
Subtotal	4	130	5.0	2	130	4.7
Caa
Credit default swaps referencing indices	(7)	30	3.0	(10)	30	3.5
Subtotal	(7)	30	3.0	(10)	30	3.5
Total	$183	$13,367	4.3	$105	$11,512	4.7
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$10,067	$6,120	$11,438	$6,628
OTC-cleared (1)	129	86	121	342
Exchange-traded	12	27	18	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	10,208	6,233	11,577	6,975
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,880)	(3,880)	(4,579)	(4,579)
OTC-cleared	(8)	(8)	(33)	(33)
Exchange-traded	(4)	(4)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(4,050)	—	(5,432)	—
OTC-cleared	(92)	(78)	(35)	(295)
Exchange-traded	—	(11)	—	(3)
Securities collateral: (5)
OTC-bilateral	(2,006)	(2,194)	(1,322)	(2,024)
OTC-cleared	—	—	—	(14)
Exchange-traded	—	(12)	—	(1)
Net amount after application of master netting agreements and collateral	$168	$46	$175	$25
__________________
(1)At June 30, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $173 million and $166 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $57 million and $0, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2023 and December 31, 2022, the Company received excess cash collateral of $305 million and $252 million, respectively, and provided excess cash collateral of $107 million and $125 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $408 million and $398 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At both June 30, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $1.2 billion, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $955 million and $1.0 billion, respectively, for its OTC-cleared derivatives, and $107 million and $184 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2023, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

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

	June 30, 2023			December 31, 2022
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,239	$1	$2,240	$2,049	$—	$2,049
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$2,656	$7	$2,663	$2,267	$—	$2,267
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2023	December 31, 2022
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(92)	$(123)
Fixed annuities with equity indexed returns	Policyholder account balances	156	140
Total		$64	$17
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	June 30, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$69,534	$12,989	$82,523
Foreign corporate	—	40,711	12,979	53,690
Foreign government	—	45,934	60	45,994
U.S. government and agency	16,744	16,385	—	33,129
RMBS	54	26,700	1,704	28,458
ABS & CLO	—	15,277	2,203	17,480
Municipals	—	12,317	7	12,324
CMBS	—	9,612	647	10,259
Total fixed maturity securities AFS	16,798	236,470	30,589	283,857
Equity securities	420	99	250	769
Unit-linked and FVO Securities (1)	7,471	1,676	1,057	10,204
Short-term investments (2)	5,897	694	18	6,609
Other investments	—	347	964	1,311
Derivative assets: (3)
Interest rate	3	3,965	—	3,968
Foreign currency exchange rate	—	5,332	64	5,396
Credit	—	198	7	205
Equity market	9	450	7	466
Total derivative assets	12	9,945	78	10,035
Market risk benefits	—	—	279	279
Reinsured market risk benefits (4)	—	—	18	18
Separate account assets (5)	66,293	78,404	1,249	145,946
Total assets (6)	$96,891	$327,635	$34,502	$459,028
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$2,376	$292	$2,669
Foreign currency exchange rate	—	2,996	—	2,996
Credit	—	104	—	104
Equity market	26	381	—	407
Total derivative liabilities	27	5,857	292	6,176
Embedded derivatives within liability host contracts (7)	—	—	64	64
Market risk benefits	—	—	3,259	3,259
Separate account liabilities (5)	7	3	1	11
Total liabilities	$34	$5,860	$3,616	$9,510

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
__________________
(1)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both June 30, 2023 and December 31, 2022.

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
(6)Total assets included in the fair value hierarchy exclude other limited partnership interests that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At both June 30, 2023 and December 31, 2022, the estimated fair value of such investments was $65 million.
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
		•	Unit-linked and FVO Securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments also include certain REJV and use the valuation approach and key inputs as described for other limited partnership interests below.
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

					June 30, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	17	-	128	88	—	-	126	87	Increase
	•	Market pricing	•	Quoted prices (4)	5	-	127	91	20	-	109	90	Increase
	•	Consensus pricing	•	Offered quotes (4)	96	-	102	98	5	-	99	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	109	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	101	91	3	-	102	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	360	-	380	371	372	-	392	381	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	155	-	443	174	74	-	1,938	208	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits and Reinsured Market Risk Benefits
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(10)
				Ages 41 - 60	0.03%	-	0.75%	0.20%	0.05%	-	0.75%	0.20%	(10)
				Ages 61 - 115	0.17%	-	100%	1.44%	0.23%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.40%	-	32.80%	8.96%	0.40%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.49%	-	18.20%	6.52%	0.49%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.49%	-	15%	2.89%	0.49%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.38%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0%	-	20%	4.02%	0%	-	20%	4.02%	(13)
			•	Long-term equity volatilities	8.04%	-	22.01%	18.49%	8.26%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.44%	-	2.00%	0.75%	0.34%	-	1.77%	0.75%	Decrease (15)
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
(9)At both June 30, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 1% or less of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$25,676	$46	$4,553	$—	$258	$1,011
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(1)	2	—	(1)	50
Total realized/unrealized gains (losses) included in AOCI	(369)	3	(43)	—	—	—
Purchases (3)	1,122	5	272	7	—	190
Sales (3)	(527)	(4)	(112)	—	(7)	(193)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	210	11	71	—	—	—
Transfers out of Level 3 (4)	(136)	—	(189)	—	—	(1)
Balance, end of period	$25,968	$60	$4,554	$7	$250	$1,057
Three Months Ended June 30, 2022
Balance, beginning of period	$24,362	$248	$5,930	$29	$189	$868
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	4	12	—	(2)	(132)
Total realized/unrealized gains (losses) included in AOCI	(2,857)	3	(207)	—	—	—
Purchases (3)	1,643	1	536	—	2	8
Sales (3)	(315)	(2)	(468)	—	(10)	(2)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	154	3	129	—	—	—
Transfers out of Level 3 (4)	(400)	(154)	(585)	(29)	—	—
Balance, end of period	$22,582	$103	$5,347	$—	$179	$742
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(8)	$(1)	$4	$—	$1	$50
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(5)	$4	$12	$—	$(3)	$(132)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(379)	$3	$(45)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(2,851)	$3	$(205)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2023
Balance, beginning of period	$58	$—	$928	$53	$(44)	$1,202
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	23	32	(18)	(17)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	—	(41)	—	—
Purchases (3)	5	—	13	—	—	72
Sales (3)	(44)	—	—	—	—	(21)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	(3)	(2)	—
Transfers into Level 3 (4)	—	—	—	—	—	12
Transfers out of Level 3 (4)	—	—	—	(255)	—	—
Balance, end of period	$18	$—	$964	$(214)	$(64)	$1,248
Three Months Ended June 30, 2022
Balance, beginning of period	$5	$119	$1,047	$31	$(296)	$2,118
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(5)	26	(292)	160	24
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(191)	—	—
Purchases (3)	15	—	61	152	—	36
Sales (3)	(1)	—	(21)	—	—	(949)
Issuances (3)	—	—	—	—	—	(5)
Settlements (3)	—	(5)	—	13	19	6
Transfers into Level 3 (4)	100	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(100)	—	—	—
Balance, end of period	$119	$109	$1,013	$(287)	$(117)	$1,230
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$—	$23	$13	$(17)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$—	$(5)	$23	$(291)	$160	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(1)	$—	$—	$(48)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$—	$(199)	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(17)	(1)	(7)	—	6	95
Total realized/unrealized gains (losses) included in AOCI	343	2	(24)	—	—	—
Purchases (3)	2,408	13	413	7	2	205
Sales (3)	(1,064)	(12)	(239)	—	(17)	(26)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	391	10	212	—	—	1
Transfers out of Level 3 (4)	(494)	(55)	(70)	—	—	(5)
Balance, end of period	$25,968	$60	$4,554	$7	$250	$1,057
Six Months Ended June 30, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(16)	(43)	23	—	11	(169)
Total realized/unrealized gains (losses) included in AOCI	(4,892)	7	(423)	—	—	—
Purchases (3)	2,698	1	732	—	25	15
Sales (3)	(782)	(2)	(668)	—	(6)	(4)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	463	49	190	—	—	13
Transfers out of Level 3 (4)	(324)	—	(378)	—	(2)	(14)
Balance, end of period	$22,582	$103	$5,347	$—	$179	$742
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(20)	$(1)	$3	$—	$(3)	$94
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$(16)	$(43)	$23	$—	$9	$(168)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$321	$2	$(26)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$(4,885)	$6	$(416)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2023
Balance, beginning of period	$57	$—	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	25	38	(35)	(39)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	46	—	—
Purchases (3)	17	—	13	—	—	170
Sales (3)	(47)	—	—	—	—	(110)
Issuances (3)	—	—	—	(1)	—	—
Settlements (3)	—	—	—	33	(12)	1
Transfers into Level 3 (4)	—	—	—	—	—	16
Transfers out of Level 3 (4)	(9)	—	—	(160)	—	—
Balance, end of period	$18	$—	$964	$(214)	$(64)	$1,248
Six Months Ended June 30, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(222)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(9)	72	17	57	43
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(410)	—	—
Purchases (3)	119	—	187	240	—	107
Sales (3)	(2)	—	(44)	—	—	(1,047)
Issuances (3)	—	—	—	(2)	—	(5)
Settlements (3)	—	(9)	—	20	48	4
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(100)	—	—	(4)
Balance, end of period	$119	$109	$1,013	$(287)	$(117)	$1,230
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$—	$26	$31	$(35)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2022 (5)	$—	$(9)	$69	$(15)	$57	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(1)	$—	$—	$7	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2022 (5)	$—	$—	$—	$(390)	$—	$—
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

	June 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$513	$263

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(54)	$(24)	$(141)	$(14)
__________________
(1)Estimated fair values for impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 9.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$92,986	$—	$—	$87,267	$87,267
Policy loans	$8,788	$—	$—	$9,602	$9,602
Other invested assets	$951	$—	$746	$205	$951
Premiums, reinsurance and other receivables	$2,856	$—	$993	$1,913	$2,906
Other assets	$256	$—	$88	$168	$256
Liabilities
Policyholder account balances	$135,972	$—	$—	$129,224	$129,224
Long-term debt	$14,494	$—	$14,058	$—	$14,058
Collateral financing arrangement	$675	$—	$—	$559	$559
Junior subordinated debt securities	$3,160	$—	$3,495	$—	$3,495
Other liabilities	$11,429	$—	$1,686	$9,366	$11,052
Separate account liabilities	$78,710	$—	$78,710	$—	$78,710

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$83,763	$—	$—	$78,694	$78,694
Policy loans	$8,874	$—	$—	$9,682	$9,682
Other invested assets	$946	$—	$729	$217	$946
Premiums, reinsurance and other receivables	$2,905	$—	$1,042	$1,921	$2,963
Other assets	$267	$—	$90	$175	$265
Liabilities
Policyholder account balances	$133,788	$—	$—	$127,514	$127,514
Long-term debt	$14,591	$—	$14,241	$—	$14,241
Collateral financing arrangement	$716	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,502	$—	$3,502
Other liabilities	$2,908	$—	$1,377	$1,793	$3,170
Separate account liabilities	$81,976	$—	$81,976	$—	$81,976
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
See Note 19 for information on MetLife, Inc.’s senior notes issuance subsequent to June 30, 2023.
Credit Facility
In May 2023, MetLife, Inc. and MetLife Funding, Inc., a wholly-owned subsidiary of MLIC, amended and restated their $3.0 billion unsecured revolving credit facility (as amended and restated, the “Credit Facility”). The facility may be used for general corporate purposes, to support the borrowers’ commercial paper programs, and for the issuance of letters of credit. All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
13. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2023 and December 31, 2022:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.375	$9	$0.256	$6	$0.736	$18	$0.506	$12
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11	$703.126	22	$703.126	22
F	$296.875	12	$296.875	12	$593.750	24	$593.750	24
G	$—	—	$—	—	$19.250	19	$19.250	19
Total		$32		$29		$98		$92

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	June 30, 2023
	(In millions)
May 25, 2023	$1,000	$1,000
May 3, 2023	$3,000	$2,754
May 4, 2022	$3,000	$—
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
For the six months ended June 30, 2023 and 2022, MetLife, Inc. repurchased 23,665,630 shares and 30,939,541 shares of its common stock, respectively, through open market purchases for $1.5 billion and $2.0 billion, respectively. The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. Neither the authorization remaining, nor the amount repurchased, at June 30, 2023 reflects the $13 million of applicable excise tax payable in connection with such repurchases. The $13 million of excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased, and a corresponding liability for the excise tax payable was recorded in other liabilities.
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
Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2023, American Life Insurance Company paid a dividend of $942 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2022 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,354)	$1,748	$2,748	$186	$(6,119)	$(1,356)	$(19,147)
OCI before reclassifications	(3,173)	(468)	1,471	(99)	(102)	(1)	(2,372)
Deferred income tax benefit (expense)	739	114	(300)	21	(61)	—	513
AOCI before reclassifications, net of income tax	(18,788)	1,394	3,919	108	(6,282)	(1,357)	(21,006)
Amounts reclassified from AOCI	1,040	(269)	—	—	—	30	801
Deferred income tax benefit (expense)	(231)	54	—	—	—	(4)	(181)
Amounts reclassified from AOCI, net of income tax	809	(215)	—	—	—	26	620
Balance, end of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)

	Three Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$4,619	$1,464	$(9,248)	$195	$(5,497)	$(1,577)	$(10,044)
OCI before reclassifications	(22,365)	(154)	11,738	(2)	(1,105)	3	(11,885)
Deferred income tax benefit (expense)	5,062	40	(2,608)	—	(67)	—	2,427
AOCI before reclassifications, net of income tax	(12,684)	1,350	(118)	193	(6,669)	(1,574)	(19,502)
Amounts reclassified from AOCI	682	629	—	—	—	23	1,334
Deferred income tax benefit (expense)	(155)	(132)	—	—	—	(4)	(291)
Amounts reclassified from AOCI, net of income tax	527	497	—	—	—	19	1,043
Sale of subsidiaries, net of income tax	21	—	(18)	—	350	—	353
Balance, end of period	$(12,136)	$1,847	$(136)	$193	$(6,319)	$(1,555)	$(18,106)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	4,410	(81)	(2,898)	1	180	(5)	1,607
Deferred income tax benefit (expense)	(989)	17	702	—	(85)	1	(354)
AOCI before reclassifications, net of income tax	(19,225)	1,493	3,919	108	(6,282)	(1,381)	(21,368)
Amounts reclassified from AOCI	1,606	(401)	—	—	—	60	1,265
Deferred income tax benefit (expense)	(360)	87	—	—	—	(10)	(283)
Amounts reclassified from AOCI, net of income tax	1,246	(314)	—	—	—	50	982
Balance, end of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)

	Six Months Ended June 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$20,919	$1,629	$(18,559)	$279	$(5,121)	$(1,598)	$(2,451)
OCI before reclassifications	(43,815)	(466)	23,607	(109)	(1,499)	6	(22,276)
Deferred income tax benefit (expense)	9,996	95	(5,219)	23	(87)	(1)	4,807
AOCI before reclassifications, net of income tax	(12,900)	1,258	(171)	193	(6,707)	(1,593)	(19,920)
Amounts reclassified from AOCI	1,003	741	—	—	—	47	1,791
Deferred income tax benefit (expense)	(230)	(152)	—	—	—	(7)	(389)
Amounts reclassified from AOCI, net of income tax	773	589	—	—	—	40	1,402
Sale of subsidiaries, net of income tax	(9)	—	35	—	388	(2)	412
Balance, end of period	$(12,136)	$1,847	$(136)	$193	$(6,319)	$(1,555)	$(18,106)
For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(1,079)	$(772)	$(1,690)	$(1,122)	Net investment gains (losses)
Net unrealized investment gains (losses)	3	2	5	4	Net investment income
Net unrealized investment gains (losses)	36	88	79	115	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(1,040)	(682)	(1,606)	(1,003)
Income tax (expense) benefit	231	155	360	230
Net unrealized investment gains (losses), net of income tax	(809)	(527)	(1,246)	(773)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	13	16	27	31	Net investment income
Interest rate derivatives	55	42	60	60	Net investment gains (losses)
Interest rate derivatives	—	1	—	2	Other expenses
Foreign currency exchange rate derivatives	1	1	2	3	Net investment income
Foreign currency exchange rate derivatives	200	(690)	311	(838)	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	1	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	269	(629)	401	(741)
Income tax (expense) benefit	(54)	132	(87)	152
Gains (losses) on cash flow hedges, net of income tax	215	(497)	314	(589)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(32)	(26)	(65)	(53)
Amortization of prior service (costs) credit	2	3	5	6
Amortization of defined benefit plan items, before income tax	(30)	(23)	(60)	(47)
Income tax (expense) benefit	4	4	10	7
Amortization of defined benefit plan items, net of income tax	(26)	(19)	(50)	(40)
Total reclassifications, net of income tax	$(620)	$(1,043)	$(982)	$(1,402)
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
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	June 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(23,150)	$(29,262)
Derivatives	1,494	1,976
Other	535	549
Subtotal	(21,121)	(26,737)
Amounts allocated from:
Policyholder liabilities	23	120
Deferred income tax benefit (expense)	4,300	5,545
Net unrealized investment gains (losses)	(16,798)	(21,072)
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)	(17)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(16,800)	$(21,089)
14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Vision fee for service arrangements	$143	$138	$302	$292
Prepaid legal plans	130	118	261	238
Fee-based investment management	103	100	203	202
Recordkeeping and administrative services (1)	38	43	75	90
Administrative services-only contracts	64	59	128	118
Other revenue from service contracts from customers	68	67	139	135
Total revenues from service contracts from customers	546	525	1,108	1,075
Other	75	90	152	200
Total other revenues	$621	$615	$1,260	$1,275
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $240 million and $226 million at June 30, 2023 and December 31, 2022, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Employee-related costs (1)	$896	$868	$1,829	$1,772
Third-party staffing costs	360	375	704	758
General and administrative expenses	187	164	330	280
Pension, postretirement and postemployment benefit costs	59	24	118	49
Premium taxes, other taxes, and licenses & fees	184	137	345	290
Commissions and other variable expenses	1,447	1,300	2,864	2,631
Capitalization of DAC	(729)	(637)	(1,447)	(1,289)
Amortization of DAC and VOBA	479	458	949	933
Amortization of negative VOBA	(6)	(7)	(13)	(15)
Interest expense on debt	256	226	511	451
Total other expenses	$3,133	$2,908	$6,190	$5,860
__________________
(1)Includes ($34) million and ($72) million for the three months and six months ended June 30, 2023, respectively, and $78 million and $115 million for the three months and six months ended June 30, 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$37	$—	$50	$1
Interest costs	117	10	82	9
Expected return on plan assets	(121)	(15)	(129)	(15)
Amortization of net actuarial (gains) losses	39	(7)	30	(6)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$69	$(12)	$30	$(11)

	Six Months Ended June 30,
	2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$75	$1	$102	$2
Interest costs	235	21	163	17
Expected return on plan assets	(241)	(28)	(258)	(28)
Amortization of net actuarial (gains) losses	78	(15)	61	(12)
Amortization of prior service costs (credit)	(6)	—	(6)	—
Net periodic benefit costs (credit)	$141	$(21)	$62	$(21)
16. Income Tax
For the three months and six months ended June 30, 2023, the effective tax rate on income (loss) before provision for income tax was 5% and 28%, respectively. The Company’s effective tax rate for the three months ended June 30, 2023 differed from the U.S. statutory rate primarily due to tax benefits from tax credits, foreign earnings taxed at different rates than the U.S. statutory rate, adjustments related to prior years taxes and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2023 differed from the U.S. statutory rate primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from tax credits, the corporate tax deduction for stock compensation, adjustments related to prior years taxes and non-taxable investment income.
For the three months and six months ended June 30, 2022, the effective tax rate on income (loss) before provision for income tax was 7% and 13%, respectively. The Company’s effective tax rate for the three months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits and non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate, tax credits, the corporate tax deduction for stock compensation and non-taxable investment income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	765.9	809.7	770.6	816.7
Incremental common shares from assumed exercise or issuance of stock-based awards	3.7	4.8	4.8	5.8
Weighted average common stock outstanding - diluted	769.6	814.5	775.4	822.5
Net Income (Loss):
Net income (loss)	$408	$915	$493	$2,554
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Less: Preferred stock dividends	32	29	98	92
Net income (loss) available to MetLife, Inc.’s common shareholders	$370	$881	$384	$2,452
Basic	$0.48	$1.09	$0.50	$3.00
Diluted	$0.48	$1.08	$0.50	$2.98

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2022 Annual Report, MLIC received approximately 2,610 asbestos-related claims in 2022. For the six months ended June 30, 2023 and 2022, MLIC received approximately 1,306 and 1,319 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2023.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.8 billion and $3.4 billion at June 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $9.7 billion and $9.4 billion at June 30, 2023 and December 31, 2022, respectively.
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
The Company’s recorded liabilities were $20 million at both June 30, 2023 and December 31, 2022, for indemnities and guarantees.
19. Subsequent Events
Senior Notes
In July 2023, MetLife, Inc. issued $1.0 billion of senior notes due July 2033 which bear interest at a fixed rate of 5.375%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $6 million of related costs which will be amortized over the term of the senior notes.

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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, the Russia-Ukraine conflict, banking sector volatility and remaining impacts of the COVID-19 pandemic. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2022 Annual Report.
Governments and central banks around the world are using fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Open Market Committee took various actions in 2022 and in most of the first half of 2023 to promote economic stability and combat inflation, including raising interest rates, although a heightened level of concern about an economic downturn in the U.S. remains, exacerbated by the recent banking turmoil. The European Central Bank and Bank of England have been taking similar actions. In contrast, the Bank of Japan (“BoJ”) has mostly kept its monetary policy settings on hold, reflecting a more cautious view on growth and inflation. The Japanese yen has weakened against the U.S. dollar as monetary policy divergence has widened between the BoJ and the Federal Reserve Board.
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
Surplus and Capital
Risk-Based Capital
In light of the rising interest rate environment, the National Association of Insurance Commissioners (“NAIC”) is focused on identifying an interim solution that would be in place for year-end 2023 with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. The NAIC is developing a new interpretation of statutory accounting guidance that would permit an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to a specified percentage of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to consider adoption of this interpretation in August 2023 at the NAIC Summer National Meeting following a public comment period. As proposed, the interim approach, if adopted, would apply through 2025. The NAIC also intends to develop a long-term solution for this issue even if interest rates shift.
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

Solvency Regimes
The United Kingdom (“U.K.”) ceased to be a member of the European Union (“EU”) in January 2020 and is no longer subject to EU law. However, on June 27, 2023, the EU and the U.K. signed a Memorandum of Understanding (“MoU”) on regulatory cooperation in financial services. The MoU will establish an ongoing forum, the Joint U.K.-EU Financial Regulatory Forum, for the U.K. and the EU to discuss voluntary regulatory cooperation.
Nonetheless, it is likely that the U.K.’s domestic prudential regime will begin to diverge from the Solvency II Directive. The U.K. government is currently in the process of reviewing its regulatory framework, and in November 2022 published an initial package of proposed reforms, which it is now preparing to implement in the form of domestic legislation. The U.K. government may introduce further legislative changes to the U.K.’s domestic prudential regime in the future, although the extent of any such changes is currently unknown. Similarly, the EU institutions have undertaken their own review of Solvency II. The European Commission and the European Council have developed positions and are awaiting the Parliament’s report to start trilogue negotiations. The full extent of the changes will only be known once the package of legislative reforms is finalized. We do not expect any changes to Solvency II resulting from this legislative process to be finalized and transposed into European Economic Area (“EEA”) member states’ respective domestic legislation prior to 2024.
Cybersecurity, Privacy and Data Protection Regulation
Cybersecurity
In July 2023, the U.S. Securities and Exchange Commission adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.
Privacy and Data Protection
Outside of the U.S., our subsidiaries are subject to various data protection regimes, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which became effective on May 25, 2018, and applies to entities established in the EU, as well as to entities not established in the EU, that target goods or services to EU data subjects, or that monitor consumer behavior that takes place in the EU. The GDPR imposes strict requirements for controllers and processors of personal data, including, for example, by requiring detailed disclosures to data subjects, a mechanism for individuals to access and correct personal data, specific timelines for data breach notifications, limitations on retention of information and stringent limits pertaining to the collection and storage of special categories of personal data, such as health information, and highly specific obligations when contracting with third-party processors in connection with the processing of EU personal data. The GDPR also imposes strict requirements on transfers of personal data outside of the EEA to countries which have not been deemed “adequate” by the European Commission. In this regard, the U.K. has been deemed “adequate.” On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“DPF”). The DPF now constitutes a lawful data transfer mechanism under GDPR for companies that participate in and comply with the requirements of the DPF.
London Interbank Offered Rate
The Intercontinental Exchange (“ICE”) Benchmark Administration, the administrator of the London Interbank Offered Rate (“LIBOR”), ceased the publication of U.S. Dollar and non-U.S. Dollar LIBOR settings at the end of June 2023. However, the ICE Benchmark Administration will continue publication of one-, three- and six-month U.S. Dollar LIBOR settings on a “synthetic,” or non-representative, basis through the end of September 2024.

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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure approximately $17.0 billion of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities which are reported in the MetLife Holdings segment. The transaction is expected to close in the second half of 2023 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $370 million and $384 million for the three months and six months ended June 30, 2023, respectively, compared to $881 million and $2.5 billion for the three months and six months ended June 30, 2022, respectively.
•Adjusted earnings available to common shareholders of $1.5 billion and $2.7 billion for the three months and six months ended June 30, 2023, respectively, compared to $1.7 billion and $3.4 billion for the three months and six months ended June 30, 2022, respectively.

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$11,678	$11,556	$21,267	$22,173
Universal life and investment-type product policy fees	1,288	1,372	2,577	2,684
Net investment income	5,072	3,583	9,717	7,867
Other revenues	621	615	1,260	1,275
Net investment gains (losses)	(1,039)	(682)	(1,723)	(1,199)
Net derivative gains (losses)	(997)	(970)	(1,087)	(1,921)
Total revenues	16,623	15,474	32,011	30,879
Expenses
Policyholder benefits and claims and policyholder dividends	11,960	11,809	21,991	23,182
Policyholder liability remeasurement (gains) losses	(16)	(1)	(25)	(42)
Market risk benefits remeasurement (gains) losses	(817)	(757)	(629)	(2,197)
Interest credited to policyholder account balances	1,933	527	3,797	1,153
Amortization of DAC and VOBA	479	458	949	933
Amortization of negative VOBA	(6)	(7)	(13)	(15)
Interest expense on debt	256	226	511	451
Other expenses, net of capitalization of DAC	2,404	2,231	4,743	4,491
Total expenses	16,193	14,486	31,324	27,956
Income (loss) before provision for income tax	430	988	687	2,923
Provision for income tax expense (benefit)	22	73	194	369
Net income (loss)	408	915	493	2,554
Less: Net income (loss) attributable to noncontrolling interests	6	5	11	10
Net income (loss) attributable to MetLife, Inc.	402	910	482	2,544
Less: Preferred stock dividends	32	29	98	92
Net income (loss) available to MetLife, Inc.’s common shareholders	$370	$881	$384	$2,452
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $511 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $357 million ($282 million, net of income tax):
•Higher losses on fixed maturity securities and mortgage loans, primarily due to current period impairments for investments to be disposed of in a pending reinsurance transaction
•Prior period gains on sales of real estate investments
Largely offset by:
•Lower losses on sales of fixed maturity securities
•Lower net foreign currency transaction losses
Net Derivative Gains (Losses)(2) - Unfavorable change of $27 million ($21 million, net of income tax)(3):
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)

Partially offset by:
•Long-term interest rates increased less in the current period compared to the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps
Market Risk Benefits Remeasurement Gains (Losses)(4) - Favorable change of $60 million ($47 million, net of income tax):
•Key equity indexes increased in the current period versus decreased in the prior period
Partially offset by:
•Long-term interest rates increased less in the current period versus the prior period
Adjusted Earnings(5) - Unfavorable change of $246 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 5% current period versus 7% prior period
•Current period effective tax rate on income before provision for income tax was 5% versus statutory rate of 21%:
•Tax credits
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•Adjustments related to prior years taxes
•Non-taxable investment income
•Prior period effective tax rate on income before provision for income tax was 7% versus statutory rate of 21%:
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•Tax credits
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $2.1 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $524 million ($414 million, net of income tax):
•Higher losses on fixed maturity securities and mortgage loans, primarily due to current period impairments for investments to be disposed of in a pending reinsurance transaction
•Prior period gains on sales of real estate investments
Partially offset by:
•Lower losses on sales of fixed maturity securities
•Mark-to-market gains on equity securities in the current period, which are measured at fair value through net income (loss)
Net Derivative Gains (Losses)(2) - Favorable change of $834 million ($659 million, net of income tax)(3):
•Long-term interest rates were relatively unchanged in the current period versus increased significantly in the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and TRRs
Market Risk Benefits Remeasurement Gains (Losses)(4) - Unfavorable change of $1.6 billion ($1.2 billion, net of income tax):
•Long-term interest rates were relatively unchanged in the current period versus increased significantly in the prior period
Partially offset by:

•Key equity indexes increased in the current period versus decreased in the prior period
Adjusted Earnings(5) - Unfavorable change of $757 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 28% current period versus 13% prior period
•Current period effective tax rate on income before provision for income tax was 28% versus statutory rate of 21%:
•Tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by:
•Tax credits
•Corporate tax deduction for stock compensation
•Adjustments related to prior years taxes
•Non-taxable investment income
•Prior period effective tax rate on income before provision for income tax was 13% versus statutory rate of 21%:
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•Tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income
__________________
(1) See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.
(2) See “—Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
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
Three Months Ended June 30, 2023

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$764	$28	$204	$82	$(415)	$(293)	$370
Add: Preferred stock dividends	—	—	—	—	—	32	32
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	1	—	3	6
Net income (loss)	764	28	206	83	(415)	(258)	408
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(35)	(125)	(5)	18	(968)	76	(1,039)
Net derivative gains (losses)	149	(582)	85	(21)	(484)	(144)	(997)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(152)	168	(7)	83	(64)	4	32
Other revenues	(18)	—	—	—	—	11	(7)
Expenses:
Policyholder benefits and claims and policyholder dividends	(11)	43	(62)	—	—	—	(30)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	35	37	—	21	724	—	817
Interest credited to policyholder account balances	2	(179)	(27)	(87)	—	—	(291)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	2	(1)	—	(21)	(20)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	5	235	1	—	166	12	419
Adjusted earnings	$789	$431	$219	$70	$211	(196)	1,524
Less: Preferred stock dividends						32	32
Adjusted earnings available to common shareholders						$(228)	$1,492

Premiums, fees and other revenues	$8,818	$1,727	$1,385	$582	$938	$137	$13,587
Less: adjustments to premiums, fees and other revenues	(18)	—	—	—	—	11	(7)
Adjusted premiums, fees and other revenues	$8,836	$1,727	$1,385	$582	$938	$126	$13,594

Three Months Ended June 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$599	$(642)	$(52)	$91	$953	$(68)	$881
Add: Preferred stock dividends	—	—	—	—	—	29	29
Add: Preferred stock redemption premium	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	1	2	1	—	1	5
Net income (loss)	599	(641)	(50)	92	953	(38)	915
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(340)	(468)	32	13	(60)	141	(682)
Net derivative gains (losses)	48	(1,147)	(202)	(3)	234	100	(970)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(66)	(152)	(78)	(559)	(66)	—	(921)
Other revenues	—	—	—	2	—	46	48
Expenses:
Policyholder benefits and claims and policyholder dividends	(12)	33	(202)	—	—	—	(181)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	135	3	—	3	614	2	757
Interest credited to policyholder account balances	4	125	35	562	—	—	726
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	1	(3)	—	(66)	(68)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	50	479	113	11	(151)	(63)	439
Adjusted earnings	$780	$486	$251	$66	$382	$(198)	$1,767
Less: Preferred stock dividends						29	29
Adjusted earnings available to common shareholders						$(227)	$1,738

Adjusted earnings available to common shareholders on a constant currency basis (1)	$780	$472	$278	$61	$382	$(227)	$1,746

Premiums, fees and other revenues	$8,781	$1,837	$1,126	$580	$1,079	$140	$13,543
Less: adjustments to premiums, fees and other revenues	—	—	—	2	—	46	48
Adjusted premiums, fees and other revenues	$8,781	$1,837	$1,126	$578	$1,079	$94	$13,495

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$8,781	$1,744	$1,220	$558	$1,079	$94	$13,476
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2023

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,161	$(249)	$476	$140	$(854)	$(290)	$384
Add: Preferred stock dividends	—	—	—	—	—	98	98
Add: Net income (loss) attributable to noncontrolling interests	—	—	3	2	—	6	11
Net income (loss)	1,161	(249)	479	142	(854)	(186)	493
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(213)	(742)	(7)	27	(1,113)	325	(1,723)
Net derivative gains (losses)	144	(546)	306	(44)	(864)	(83)	(1,087)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(305)	280	(35)	259	(135)	7	71
Other revenues	(36)	—	—	1	—	25	(10)
Expenses:
Policyholder benefits and claims and policyholder dividends	(13)	57	(144)	—	—	—	(100)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	(1)	33	—	33	564	—	629
Interest credited to policyholder account balances	1	(303)	(55)	(256)	—	—	(613)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	4	(2)	—	(49)	(47)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	88	261	(24)	(6)	325	(45)	599
Adjusted earnings	$1,496	$711	$434	$130	$369	(366)	2,774
Less: Preferred stock dividends						98	98
Adjusted earnings available to common shareholders						$(464)	$2,676

Premiums, fees and other revenues	$15,497	$3,521	$2,757	$1,164	$1,897	$268	$25,104
Less: adjustments to premiums, fees and other revenues	(36)	—	—	1	—	25	(10)
Adjusted premiums, fees and other revenues	$15,533	$3,521	$2,757	$1,163	$1,897	$243	$25,114

Six Months Ended June 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,255	$(696)	$196	$52	$1,722	$(77)	$2,452
Add: Preferred stock dividends	—	—	—	—	—	92	92
Add: Net income (loss) attributable to noncontrolling interests	—	1	3	3	—	3	10
Net income (loss)	1,255	(695)	199	55	1,722	18	2,554
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(606)	(654)	38	(102)	(147)	272	(1,199)
Net derivative gains (losses)	243	(1,933)	62	(41)	(341)	89	(1,921)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	—	—	11	—	—	11
Net investment income	(133)	(262)	(156)	(944)	(138)	4	(1,629)
Other revenues	—	—	—	5	—	93	98
Expenses:
Policyholder benefits and claims and policyholder dividends	(19)	21	(314)	(23)	—	—	(335)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	248	47	—	16	1,883	3	2,197
Interest credited to policyholder account balances	27	199	111	954	—	—	1,291
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	—	—	(8)	—	—	(8)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	3	(25)	—	(125)	(147)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	52	802	69	39	(265)	(78)	619
Adjusted earnings	$1,443	$1,085	$386	$121	$730	(240)	3,525
Less: Preferred stock dividends						92	92
Adjusted earnings available to common shareholders						$(332)	$3,433

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,443	$1,053	$421	$108	$730	$(332)	$3,423

Premiums, fees and other revenues	$16,510	$3,813	$2,162	$1,236	$2,127	$284	$26,132
Less: adjustments to premiums, fees and other revenues	—	—	—	57	—	93	150
Adjusted premiums, fees and other revenues	$16,510	$3,813	$2,162	$1,179	$2,127	$191	$25,982

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$16,510	$3,536	$2,307	$1,110	$2,127	$191	$25,781
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2023 increased $99 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $118 million, or 1%, compared to the prior period. This was primarily due to strong sales and solid persistency across the region in our Latin America segment and growth in our Group Benefits business in our U.S. segment. These increases were partially offset by a decrease in our Retirement and Income Solutions (“RIS”) business in our U.S. segment and the expected decline from our MetLife Holdings segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
U.S.	$789	$780	$1,496	$1,443
Asia	431	486	711	1,085
Latin America	219	251	434	386
EMEA	70	66	130	121
MetLife Holdings	211	382	369	730
Corporate & Other	(228)	(227)	(464)	(332)
Adjusted earnings available to common shareholders	$1,492	$1,738	$2,676	$3,433

Adjusted earnings available to common shareholders on a constant currency basis	$1,492	$1,746	$2,676	$3,423

Adjusted premiums, fees and other revenues	$13,594	$13,495	$25,114	$25,982
Adjusted premiums, fees and other revenues on a constant currency basis	$13,594	$13,476	$25,114	$25,781

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $246 million on a reported basis, primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $49 million:
•Higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on our real estate funds
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower real estate investments, derivative income and an unfavorable impact of lower equity market returns on fair value option securities (“FVO Securities”)
Volume Growth - Increased adjusted earnings by $37 million:
•Higher average invested assets in most of our businesses
Largely offset by:
•Increase in interest credited expenses on long duration and certain other insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $55 million:
▪Unfavorable underwriting - unfavorable claims experience in all segments, partially offset by favorable mortality in our U.S. segment
▪Unfavorable change from refinements to certain insurance assets and liabilities in both periods

Partially offset by:
▪Lower dividend expense due to dividend scale reductions, as well as run-off in the Metropolitan Life Insurance Company (“MLIC”) closed block
Expenses - Decreased adjusted earnings by $87 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues
•Higher operating expenses
Notable Items - Decreased adjusted earnings by $77 million:
•Prior period notable item - favorable impact of $77 million - reinsurance settlement in MetLife Holdings segment
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $757 million on a reported basis, primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $835 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher average interest crediting rates on investment-type and certain insurance products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower real estate investments and derivative income
Volume Growth - Increased adjusted earnings by $126 million:
•Higher average invested assets in most of our businesses
Largely offset by:
•Increase in interest credited expenses on long duration and certain other insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $267 million:
▪Favorable underwriting, primarily driven by an overall decline in COVID-19 related claims in our U.S. segment
Expenses - Decreased adjusted earnings by $146 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues
•Higher operating and corporate-related expenses
Notable Items - Decreased adjusted earnings by $77 million:
•Prior period notable item - favorable impact of $77 million - reinsurance settlement in MetLife Holdings segment

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2023 increased $55 million, or 1%, compared to the prior period. This was primarily driven by growth in our Group Benefits business, largely offset by lower premiums in our RIS business. The increase in our Group Benefits business was largely due to growth in both core and voluntary products. The decrease in premiums in RIS was driven by higher pension risk transfer sales in the prior period, partially offset by growth in our structured settlement and U.K. longevity reinsurance businesses. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$11,111	$10,491	$19,932	$20,094
Total adjusted expenses	10,113	9,503	18,038	18,269
Provision for income tax expense (benefit)	209	208	398	382
Adjusted earnings	$789	$780	$1,496	$1,443

Adjusted premiums, fees and other revenues	$8,836	$8,781	$15,533	$16,510
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $9 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $27 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher derivative income
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on our real estate funds
Volume Growth - Increased adjusted earnings by $24 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $3 million:
•Unfavorable morbidity - Group Benefits - mainly due to higher dental utilization
•Unfavorable change from refinements to certain insurance and other liabilities in both periods
Partially offset by:
•Favorable mortality - Group Benefits - decrease in severity in group life claims
Expenses - Decreased adjusted earnings by $45 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $53 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $179 million:
•Higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on our private equity and real estate funds
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher derivative income
Volume Growth - Increased adjusted earnings by $68 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long duration insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $224 million:
•Favorable mortality - Group Benefits - decreases in both incidence and severity of COVID-19 claims
Partially offset by:
•Unfavorable morbidity - Group Benefits - mainly due to higher dental utilization, partially offset by favorable results in our disability businesses
Expenses - Decreased adjusted earnings by $66 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2023 decreased $110 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $17 million, or 1%, compared to the prior period, as decreases from accident & health, yen-denominated life and annuity products in Japan were largely offset by higher premiums in Korea.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$2,777	$2,849	$5,452	$6,067
Total adjusted expenses	2,166	2,165	4,436	4,546
Provision for income tax expense (benefit)	180	198	305	436
Adjusted earnings	$431	$486	$711	$1,085

Adjusted earnings on a constant currency basis	$431	$472	$711	$1,053

Adjusted premiums, fees and other revenues	$1,727	$1,837	$3,521	$3,813
Adjusted premiums, fees and other revenues on a constant currency basis	$1,727	$1,744	$3,521	$3,536
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $55 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $14 million:
•Japanese yen, Korean won, and Australian dollar weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $16 million:
•Variable investment income decreased - lower returns on our real estate funds, partially offset by higher returns on our private equity funds
•Higher average interest crediting rates on investment-type products
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities, partially offset by lower derivative income
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $18 million:
•Higher surrender charges in the prior period
•Unfavorable change from refinements to certain insurance assets and liabilities in both periods
Expenses - Decreased adjusted earnings by $8 million:
•Higher overall operating and corporate overhead expenses
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $374 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $32 million
•Japanese yen, Korean won, and Australian dollar weakened against the U.S. dollar

Market Factors - Decreased adjusted earnings by $301 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
•Higher average interest crediting rates on investment-type products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities partially offset by lower derivative income
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $31 million:
•Higher surrender charges in the prior period
•Unfavorable change from refinements to certain insurance assets and liabilities in both periods
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2023 increased $259 million, or 23%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $165 million, or 14%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$1,803	$1,585	$3,554	$2,943
Total adjusted expenses	1,522	1,255	2,970	2,430
Provision for income tax expense (benefit)	62	79	150	127
Adjusted earnings	$219	$251	$434	$386

Adjusted earnings on a constant currency basis	$219	$278	$434	$421

Adjusted premiums, fees and other revenues	$1,385	$1,126	$2,757	$2,162
Adjusted premiums, fees and other revenues on a constant currency basis	$1,385	$1,220	$2,757	$2,307
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $32 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $27 million:
•Mexican and Chilean pesos strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $38 million, net of inflation:
•Recurring investment income decreased - lower yields on fixed income securities, primarily in Chile, and a decrease in bond index returns on our Chilean encaje within FVO Securities
•Variable investment income decreased - lower returns on our private equity and real estate funds
Partially offset by:
•Lower average interest crediting rates on certain insurance products
Volume Growth - Increased adjusted earnings by $25 million:
•Higher average invested assets, primarily in Chile and Mexico
•Higher sales across the region

Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $42 million:
•Unfavorable underwriting - release of incurred but not reported (IBNR) reserve related to COVID-19 in the prior period, primarily in Mexico
Expenses - Decreased adjusted earnings by $11 million:
•Higher direct expenses, including employee-related costs, across the region
Taxes - Increased adjusted earnings slightly:
•Tax adjustments in both periods with offsetting impacts
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $48 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $35 million:
•Mexican and Chilean pesos strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $47 million, net of inflation:
•Variable investment income decreased - lower returns on our private equity and real estate funds
Volume Growth - Increased adjusted earnings by $66 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings slightly:
•Favorable underwriting - decline in COVID-19-related claims substantially offset by the release of the IBNR reserve related to COVID-19 in the prior period, both in Mexico
Expenses - Decreased adjusted earnings by $17 million:
•Higher direct expenses, including employee-related costs, across the region
Taxes - Increased adjusted earnings slightly:
•Tax adjustments in both periods with offsetting impacts

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2023 increased $4 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $24 million, or 4%, compared to the prior period primarily due to increases in our (i) corporate solutions businesses in the U.K., the Gulf, and Egypt, (ii) accident & health business across the region and (iii) credit life business in Turkey.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$629	$616	$1,255	$1,258
Total adjusted expenses	537	528	1,087	1,098
Provision for income tax expense (benefit)	22	22	38	39
Adjusted earnings	$70	$66	$130	$121

Adjusted earnings on a constant currency basis	$70	$61	$130	$108

Adjusted premiums, fees and other revenues	$582	$578	$1,163	$1,179
Adjusted premiums, fees and other revenues on a constant currency basis	$582	$558	$1,163	$1,110
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $4 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $5 million:
•Egyptian pound, Turkish lira and Ukrainian hryvnia weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $10 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $7 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in the U.K., the Gulf and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $7 million:
•Unfavorable underwriting
- corporate solutions business in the Gulf, the U.K. and Egypt
- ordinary life business in Europe
- accident & health business in the Gulf and Turkey
Partially offset by:
•Favorable underwriting - accident & health business in Europe
Expenses - Decreased adjusted earnings by $7 million
• Various operating expenses across the region
Other - Increased adjusted earnings by $5 million

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $9 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $13 million:
•Egyptian pound, Turkish lira and Ukrainian hryvnia weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $17 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $13 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in the Gulf, Egypt and the U.K.
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $4 million:
•Unfavorable underwriting
- corporate solutions business in the Gulf
- ordinary life business in Europe
- accident & health business in the Gulf and Turkey
Largely offset by:
•Favorable underwriting - corporate solutions business in the U.K.
Expenses - Decreased adjusted earnings by $9 million
•Various operating expenses across the region
Other - Increased adjusted earnings by $4 million

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$2,108	$2,347	$4,194	$4,788
Total adjusted expenses	1,846	1,868	3,737	3,874
Provision for income tax expense (benefit)	51	97	88	184
Adjusted earnings	$211	$382	$369	$730

Adjusted premiums, fees and other revenues	$938	$1,079	$1,897	$2,127

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $171 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $52 million:
•Variable investment income decreased - lower returns on our real estate and private equity funds
Volume Growth - Decreased adjusted earnings by $48 million:
•Lower average invested assets
•Lower asset-based fee income
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $15 million:
•Lower dividend expense due to dividend scale reductions, as well as run-off in the MLIC closed block
Partially offset by:
•Unfavorable morbidity experience in our long-term care business
•Unfavorable mortality experience in our life business
Notable Items - Decreased adjusted earnings by $77 million:
•Prior period notable item - favorable impact of $77 million - reinsurance settlement
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $361 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $269 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds
Volume Growth - Decreased adjusted earnings by $77 million:
•Lower average invested assets
•Lower asset-based fee income
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $76 million:
•Lower dividend expense due to dividend scale reductions, as well as run-off in the MLIC closed block
•Favorable underwriting - favorable mortality experience in our life business
Notable Items - Decreased adjusted earnings by $77 million:
•Prior period notable item - favorable impact of $77 million - reinsurance settlement

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$206	$111	$373	$328
Total adjusted expenses	485	401	925	748
Provision for income tax expense (benefit)	(83)	(92)	(186)	(180)
Adjusted earnings	(196)	(198)	(366)	(240)
Less: Preferred stock dividends	32	29	98	92
Adjusted earnings available to common shareholders	$(228)	$(227)	$(464)	$(332)

Adjusted premiums, fees and other revenues	$126	$94	$243	$191
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Business activities	$20	$34	$39	$70
Net investment income	81	18	132	138
Interest expense on debt	(254)	(226)	(512)	(453)
Corporate initiatives and projects	(32)	(21)	(46)	(33)
Other	(94)	(95)	(165)	(142)
Provision for income tax (expense) benefit and other tax-related items	83	92	186	180
Preferred stock dividends	(32)	(29)	(98)	(92)
Adjusted earnings available to common shareholders	$(228)	$(227)	$(464)	$(332)
Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $1 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $11 million:
•Higher expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $50 million:
•Recurring investment income increased - higher yields on fixed income securities and an increase in average invested assets, partially offset by lower real estate equity and derivative income
Partially offset by:
•Variable investment income decreased - lower returns on our real estate funds
Interest Expense on Debt - Decreased adjusted earnings by $22 million:
•Senior note issuances in July 2022 and January 2023
•LIBOR rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023

Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $8 million:
• Higher expenses related to corporate initiatives and projects
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $132 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $24 million:
•Higher expenses in certain of our businesses
Net Investment Income - Decreased adjusted earnings by $5 million:
•Variable investment income decreased - lower returns on our private equity funds
Substantially offset by:
•Recurring investment income increased - higher yields on fixed income securities and higher market returns on FVO Securities, partially offset by lower returns on our real estate investments
Interest Expense on Debt - Decreased adjusted earnings by $47 million:
•Senior note issuances in July 2022 and January 2023
•LIBOR rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023
Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $28 million:
•Higher corporate-related expenses
•Higher expenses related to corporate initiatives and projects
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
•Higher taxes on stock compensation

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on appropriate level of diversification and asset quality.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, the Russia-Ukraine conflict, banking sector volatility and the remaining impacts of the COVID-19 pandemic continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at June 30, 2023
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Peru	97	5	167	269
Egypt	111	—	1	112
Ukraine (3)	65	—	2	67
Russian Federation (3)	42	—	—	42
Turkey	19	—	3	22
Total	$334	$5	$173	$512
Investment grade %	27.6%	62.0%	94.7%	50.6%
__________________
(1)Sovereign includes government and agency.

(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $622 million, $524 million and $320 million, respectively, at June 30, 2023. The notional value and estimated fair value of the net purchased credit default swaps were $195 million and $3 million, respectively, at June 30, 2023.
(3)As of June 30, 2023, the amortized cost, ACL, and amortized cost, net of ACL, of our Russian Federation sovereign securities were $120 million, $80 million and $40 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL, of our Russian Federation corporate securities were $2 million, $2 million and less than $1 million, respectively. As of June 30, 2023 the amortized cost, ACL and amortized cost, net of ACL, of our Ukraine sovereign securities were $78 million, $15 million and $63 million, respectively; and the amortized cost, ACL and amortized cost, net of ACL, of our Ukraine corporate securities were $3 million, $1 million and $2 million, respectively.
Selected Sector: In the first quarter of 2023, portions of the global banking sector experienced volatility. In the second quarter of 2023, global banking sector market conditions improved. Our U.S. regional banking sector fixed maturity securities AFS exposures comprised less than 1% of cash and total invested assets at June 30, 2023. We maintain diversified banking sector securities portfolios which are broadly diversified across many sub-sectors and issuers.
We manage direct and indirect investment exposure in the selected countries and sector through fundamental analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries or the banking sector will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
See “— Overview” for a discussion of our investment portfolio and an overview of how we manage our investment portfolio. The following tables present a reconciliation of net investment income under GAAP to adjusted net investment income and our yield table. The yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net investment income — GAAP	$5,072	$3,583	$9,717	$7,867
Investment hedge adjustments	263	232	527	447
Unit-linked investment income	(296)	688	(599)	1,186
Other	1	1	1	(4)
Adjusted net investment income (1)	$5,040	$4,504	$9,646	$9,496
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

Yield Table

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.17%	$3,107	3.66%	$2,709	4.12%	$6,135	3.59%	$5,347
Net mortgage loans (3)	5.12	1,091	4.11	832	5.02	2,132	4.12	1,655
Real estate and real estate joint ventures	0.82	27	8.98	277	(0.65)	(42)	8.40	518
Policy loans	5.39	119	5.09	114	5.37	238	5.11	230
Equity securities	4.11	10	2.46	5	3.55	22	2.99	12
Other limited partnership interests	6.17	225	4.69	171	3.46	251	15.02	1,097
Cash and short-term investments	5.94	195	1.53	43	5.47	362	1.30	73
Other invested assets	—	397	—	484	—	836	—	848
Investment income	4.66%	5,171	4.29%	4,635	4.48%	9,934	4.51%	9,780
Investment fees and expenses	(0.12)	(131)	(0.12)	(131)	(0.13)	(288)	(0.13)	(273)
Net investment income including divested businesses (4)	4.54%	5,040	4.17%	4,504	4.35%	9,646	4.38%	9,507
Less: net investment income from divested businesses (4)		—		—		—		11
Adjusted net investment income		$5,040		$4,504		$9,646		$9,496
__________________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrealized gains (losses), mortgage loans originated for third parties, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. In addition, asset carrying values utilized in the calculation of yields include invested assets reclassified to held-for-sale; otherwise, carrying values exclude invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO Securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO Securities of $50 million and ($89) million for the three months ended June 30, 2023 and 2022, respectively, and $98 million and $154 million for the six months ended June 30, 2023 and 2022, respectively, and FVO Securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and net mortgage loans includes prepayment fees and excludes investment income from mortgage loans originated for third parties. See “— Net Mortgage Loans.”
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	June 30, 2023		December 31, 2022
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$215,629	76.0%	$211,579	76.4%
Privately-placed	68,228	24.0	65,201	23.6
Total fixed maturity securities AFS	$283,857	100.0%	$276,780	100.0%
Percentage of cash and invested assets	60.9%		61.0%
Equity securities
Publicly-traded	$517	67.2%	$1,423	84.5%
Privately-held	252	32.8	261	15.5
Total equity securities	$769	100.0%	$1,684	100.0%
Percentage of cash and invested assets	0.2%		0.4%
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

	June 30, 2023
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,798	5.9%	$420	54.6%
Level 2
Independent pricing sources	236,470	83.3	96	12.5
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	236,470	83.3	99	12.9
Level 3
Independent pricing sources	22,752	8.0	41	5.4
Internal matrix pricing or discounted cash flow techniques	7,393	2.6	201	26.1
Independent broker quotations	444	0.2	8	1.0
Significant unobservable inputs	30,589	10.8	250	32.5
Total at estimated fair value	$283,857	100.0%	$769	100.0%

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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2023: U.S. corporate securities, foreign corporate securities and ABS & CLO. During the three months ended June 30, 2023, Level 3 fixed maturity securities AFS increased by $314 million, or 1.0%. The increase was driven by purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in OCI and by transfers out of Level 3 in excess of transfers into Level 3. During the six months ended June 30, 2023, Level 3 fixed maturity securities AFS increased by $1.8 billion, or 6.3%. The increase was driven by purchases in excess of sales and by an increase in estimated fair value recognized in OCI.
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

		June 30, 2023				December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$212,229	$(15,868)	$196,361	69.3%	$209,951	$(19,930)	$190,021	68.7%
Baa	2	80,139	(6,312)	73,827	26.0	81,280	(8,086)	73,194	26.5
Subtotal investment grade		292,368	(22,180)	270,188	95.3	291,231	(28,016)	263,215	95.2
Ba	3	11,458	(573)	10,885	3.8	11,223	(712)	10,511	3.8
B	4	2,466	(155)	2,311	0.8	2,786	(215)	2,571	0.9
Caa and lower	5	381	(35)	346	0.1	517	(116)	401	0.1
In or near default	6	175	(48)	127	—	85	(3)	82	—
Subtotal below investment grade		14,480	(811)	13,669	4.7	14,611	(1,046)	13,565	4.8
Total fixed maturity securities AFS		$306,848	$(22,991)	$283,857	100.0%	$305,842	$(29,062)	$276,780	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
June 30, 2023
U.S. corporate	$42,742	$33,613	$4,373	$1,557	$186	$52	$82,523
Foreign corporate	19,004	30,830	3,379	441	27	9	53,690
Foreign government	37,334	5,715	2,628	201	70	46	45,994
U.S. government and agency	32,760	369	—	—	—	—	33,129
RMBS	27,812	514	52	55	14	11	28,458
ABS & CLO	14,530	2,486	372	57	26	9	17,480
Municipals	12,107	198	19	—	—	—	12,324
CMBS	10,072	102	62	—	23	—	10,259
Total fixed maturity securities AFS	$196,361	$73,827	$10,885	$2,311	$346	$127	$283,857
Percentage of total	69.3%	26.0%	3.8%	0.8%	0.1%	—%	100.0%

December 31, 2022
U.S. corporate	$40,293	$33,569	$4,281	$1,659	$209	$19	$80,030
Foreign corporate	18,229	30,657	3,121	513	51	1	52,572
Foreign government	38,658	5,143	2,582	256	65	43	46,747
U.S. government and agency	31,786	443	—	—	—	—	32,229
RMBS	25,510	504	59	69	13	10	26,165
ABS & CLO	13,848	2,495	370	74	26	9	16,822
Municipals	11,932	196	24	—	—	—	12,152
CMBS	9,765	187	74	—	37	—	10,063
Total fixed maturity securities AFS	$190,021	$73,194	$10,511	$2,571	$401	$82	$276,780
Percentage of total	68.7%	26.5%	3.8%	0.9%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either June 30, 2023 or December 31, 2022. The top 10 holdings comprised 1% of total investments at both June 30, 2023 and December 31, 2022. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	June 30, 2023		December 31, 2022
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,059	23.6%	$30,786	23.2%
Consumer (cyclical and non-cyclical)	28,568	21.0	27,834	21.0
Utility	23,718	17.4	23,215	17.5
Industrial (basic, capital goods and other)	14,445	10.6	14,276	10.8
Transportation	11,865	8.7	11,342	8.5
Communications	9,999	7.3	10,046	7.6
Energy	8,053	5.9	7,711	5.8
Technology	4,520	3.3	4,396	3.3
Other	2,986	2.2	2,996	2.3
Total	$136,213	100.0%	$132,602	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $56.2 billion and $53.0 billion of Structured Products, at estimated fair value, at June 30, 2023 and December 31, 2022, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$15,459	54.3%	$(1,564)	$15,275	58.4%	$(1,917)
Pass-through mortgage-backed securities	12,999	45.7	(1,306)	10,890	41.6	(1,414)
Total RMBS	$28,458	100.0%	$(2,870)	$26,165	100.0%	$(3,331)
Risk profile
Agency	$18,506	65.0%	$(1,951)	$16,291	62.3%	$(2,183)
Non-Agency
Prime and prime investor	4,171	14.7	(570)	3,958	15.1	(687)
NQM and Alt-A	1,838	6.5	(91)	1,964	7.5	(126)
Reperforming and sub-prime	2,714	9.5	(172)	2,892	11.1	(230)
Other (1)	1,229	4.3	(86)	1,060	4.0	(105)
Subtotal Non-Agency	9,952	35.0%	(919)	9,874	37.7%	(1,148)
Total RMBS	$28,458	100.0%	$(2,870)	$26,165	100.0%	$(3,331)
Ratings profile
Rated Aaa and Aa	$24,627	86.5%		$21,927	83.8%
Designated NAIC 1	$27,816	97.7%		$25,514	97.5%
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
The vast majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at June 30, 2023 and December 31, 2022.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2).

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	June 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,715	9.9%	$(46)	$1,404	8.4%	$(61)
Consumer loans	1,121	6.4	(107)	1,212	7.2	(118)
Credit card	933	5.3	(15)	1,181	7.0	(17)
Digital infrastructure	1,197	6.8	(101)	1,014	6.0	(112)
Franchise	875	5.0	(98)	931	5.5	(113)
Student loans	789	4.5	(69)	814	4.9	(91)
Other (1)	3,009	17.2	(298)	2,896	17.2	(335)
Total ABS	$9,639	55.1%	$(734)	$9,452	56.2%	$(847)
CLO (2)	$7,841	44.9%	$(214)	$7,370	43.8%	$(322)
Total ABS & CLO	$17,480	100.0%	$(948)	$16,822	100.0%	$(1,169)

ABS ratings profile
Rated Aaa and Aa	$4,345	45.1%		$4,285	45.3%
Designated NAIC 1	$7,442	77.2%		$7,211	76.3%
CLO ratings profile
Rated Aaa and Aa	$5,868	74.8%		$5,454	74.0%
Designated NAIC 1	$7,082	90.3%		$6,634	90.0%
ABS & CLO ratings profile
Rated Aaa and Aa	$10,213	58.4%		$9,739	57.9%
Designated NAIC 1	$14,524	83.1%		$13,845	82.3%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit and single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	June 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$6,584	64.2%	$(710)	$6,781	67.4%	$(740)
Single asset and single borrower	1,970	19.2	(170)	1,971	19.6	(184)
Agency	684	6.7	(95)	607	5.9	(99)
Commercial real estate collateralized loan obligations	446	4.3	(12)	418	4.2	(14)
Other	575	5.6	(18)	286	2.9	(4)
Total CMBS	$10,259	100.0%	$(1,005)	$10,063	100.0%	$(1,041)
Ratings profile
Rated Aaa and Aa	$8,631	84.1%		$8,138	80.9%
Designated NAIC 1	$10,072	98.2%		$9,765	97.0%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the six months ended June 30, 2023, including $841 million of fixed maturity securities AFS impairment (losses) recorded during the three months ended June 30, 2023, for investments to be disposed of in a pending reinsurance transaction.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $10.2 billion and $9.7 billion, or 2.2% and 2.1% of cash and invested assets, at June 30, 2023 and December 31, 2022, respectively. See Notes 1, 9 and 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, as well as the fair value hierarchy at June 30, 2023 and December 31, 2022; and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs and net realized and net unrealized gains (losses) recognized in net investment income for the six months ended June 30, 2023 and 2022.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.4 billion and $15.2 billion at June 30, 2023 and December 31, 2022, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $264 million and $324 million at June 30, 2023 and December 31, 2022, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $273 million and $331 million at June 30, 2023 and December 31, 2022, respectively.
Net Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. The Company originates mortgage loans and transfers proportional rights to cash flows of certain mortgage loans to third parties, which are recorded as secured borrowings. The net mortgage loans information presented herein does not include mortgage loans originated for third parties and the related allowance for credit loss. See Notes 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2023				December 31, 2022
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial (2)	$52,737	61.7%	$294	0.6%	$52,502	62.3%	$218	0.4%
Agricultural	19,579	22.9	154	0.8%	19,306	22.9	119	0.6%
Residential	13,129	15.4	203	1.5%	12,482	14.8	190	1.5%
Total	$85,445	100.0%	$651	0.8%	$84,290	100.0%	$527	0.6%
(1)Does not include mortgage loans originated for third parties of $8.3 billion at amortized cost ($8.0 billion commercial and $243 million agricultural) or the ACL of $73 million, and provision for credit loss of $73 million for the three months and six months ended June 30, 2023.
(2)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value of $210 million, net of the estimated fair value adjustment of $44 million as of June 30, 2023. See Notes 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 85% are collateralized by properties located in the U.S., with the remaining 15% collateralized by properties located primarily in Mexico, the U.K. and Australia at June 30, 2023. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at June 30, 2023. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located primarily in Chile, at June 30, 2023. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 11%, and 8%, respectively, of total residential mortgage loans at June 30, 2023.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,171	17.4%	$9,628	18.3%
Non-U.S.	9,243	17.5	9,299	17.7
Middle Atlantic	7,572	14.4	7,574	14.4
South Atlantic	6,514	12.4	6,617	12.6
West South Central	3,496	6.6	3,721	7.1
New England	2,878	5.5	2,764	5.3
Mountain	2,227	4.2	2,284	4.4
East North Central	1,809	3.4	1,594	3.0
East South Central	623	1.2	620	1.2
West North Central	602	1.1	597	1.1
Multi-Region and Other	8,602	16.3	7,804	14.9
Total amortized cost	52,737	100.0%	52,502	100.0%
Less: ACL	294		218
Carrying value, net of ACL	$52,443		$52,284
Property Type
Office	$20,215	38.3%	$21,009	40.0%
Apartment	11,928	22.6	10,575	20.2
Retail	7,433	14.1	8,046	15.3
Industrial	5,158	9.8	5,607	10.7
Single Family Rental	4,711	8.9	3,979	7.6
Hotel	$3,170	6.0	3,172	6.0
Other	122	0.3	114	0.2
Total amortized cost	52,737	100.0%	52,502	100.0%
Less: ACL	294		218
Carrying value, net of ACL	$52,443		$52,284
Our commercial mortgage loan investments are well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios, as shown below.
Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on net mortgage loans, by credit quality indicator. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information by performance indicator.
We review our commercial mortgage loan investments on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loan investments is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loan investments are reviewed on an ongoing basis which include property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loan investments on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our evaluation of residential mortgage loan investments and related ACL methodology.

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 62% and 57% at June 30, 2023 and December 31, 2022, respectively, and our average DSCR was 2.3x and 2.6x at June 30, 2023 and December 31, 2022, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 48% and 47% at June 30, 2023 and December 31, 2022, respectively. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $52.7 billion at amortized cost at June 30, 2023 by key credit quality indicators of LTV and DSCR was as follows:

	June 30, 2023
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	52.3%	3.2%	2.4%	57.9%
65% - 75%	19.7%	1.9%	2.1%	23.7%
76% - 80%	5.9%	0.9%	0.7%	7.5%
>80%	7.0%	1.9%	2.0%	10.9%
Total	84.9%	7.9%	7.2%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.6 billion at amortized cost at June 30, 2023 by the key credit quality indicator of LTV was as follows:

June 30, 2023

LTV	Total
<65%	91.1%
65% - 75%	7.7%
76% - 80%	0.1%
>80%	1.1%
Total	100.0%
Mortgage Loan Allowance for Credit Loss. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loan investments with dissimilar risk characteristics, such as collateral dependent loans, individually and on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loan investments that the Company does not expect to collect, resulting in mortgage loan investments being presented at the net amount expected to be collected.
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over contractual terms of mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Note 1 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.

Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.0 billion and $13.1 billion at June 30, 2023 and December 31, 2022, respectively, or 2.8% and 2.9% of cash and invested assets, at June 30, 2023 and December 31, 2022, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $5.5 billion unrealized gain position at June 30, 2023.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the six months ended June 30, 2023 or 2022.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2023 and December 31, 2022, the carrying value of other limited partnership interests was $14.7 billion and $14.4 billion, which included $114 million and $414 million of hedge funds, respectively. Other limited partnership interests were 3.2% of cash and invested assets at both June 30, 2023 and December 31, 2022. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
We use the equity method of accounting for most of our private equity funds. We generally recognize our share of a private equity fund’s earnings in net investment income on a three-month lag, which is when the information is reported to us. Accordingly, changes in equity market levels, which can impact the underlying results of these private equity funds, are recognized in earnings within our net investment income on a three-month lag.
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2023		December 31, 2022
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$10,035	51.1%	$11,411	56.9%
Tax credit and renewable energy partnerships	1,239	6.3	1,318	6.6
Annuities funding structured settlement claims	1,254	6.4	1,238	6.2
Direct financing leases	1,363	6.9	1,195	6.0
Operating joint ventures	1,213	6.2	1,099	5.5
Leveraged leases	725	3.7	731	3.6
FHLBNY common stock	746	3.8	729	3.6
Funds withheld	384	2.0	359	1.8
Other	2,697	13.6	1,958	9.8
Total	$19,656	100.0%	$20,038	100.0%
Percentage of cash and invested assets	4.2%		4.4%
See Notes 1, 8 and 9 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, Federal Home Loan Bank of New York (“FHLBNY”) common stock, and funds withheld.

Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at June 30, 2023 and December 31, 2022. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2023 and December 31, 2022.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and six months ended June 30, 2023 and 2022.
We enter into market standard purchased and written credit default swap contracts. Payout under such contracts is triggered by certain credit events experienced by the referenced entities. For credit default swaps covering North American corporate issuers, credit events typically include bankruptcy and failure to pay on borrowed money. For European corporate issuers, credit events typically also include involuntary restructuring. With respect to credit default contracts on sovereign debt, credit events typically include failure to pay debt obligations, repudiation, moratorium, or involuntary restructuring. In each case, payout on a credit default swap is triggered only after the relevant third-party, Credit Derivatives Determinations Committee, determines that a credit event has occurred.
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

Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	June 30, 2023		December 31, 2022
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,875	$(82)	$2,925	$(61)
Written	13,367	183	11,512	105
Total	$16,242	$101	$14,437	$44
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$—	$(18)	$(18)	$45	$2	$47	$—	$(31)	$(31)	$94	$(2)	$92
Written (1)	69	16	85	(20)	(175)	$(195)	99	(11)	88	2	(247)	(245)
Total	$69	$(2)	$67	$25	$(173)	$(148)	$99	$(42)	$57	$96	$(249)	$(153)
________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $280 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period. The unfavorable change in net gains (losses) on purchased credit defaults swaps of $65 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to certain credit spreads on certain credit default swaps narrowing in the current period as compared to widening in the prior period.
The favorable change in net gains (losses) on written credit default swaps of $333 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period. The unfavorable change in net gains (losses) on purchased credit defaults swaps of $123 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to certain credit spreads on certain credit default swaps narrowing in the current period as compared to widening in the prior period.
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
Derivatives categorized as Level 3 at June 30, 2023 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps that are priced through independent broker quotations. At June 30, 2023, less than 1% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Net Derivative Gains (Losses)
A portion of our derivatives are designated and qualify as accounting hedges, which reduce volatility in earnings. For those derivatives not designated as accounting hedges, changes in market factors lead to the recognition of fair value changes in net derivative gains (losses) generally without an offsetting gain or loss recognized in earnings for the item being hedged, which creates volatility in earnings. We actively evaluate market risk hedging needs and strategies to ensure our free cash flow and capital objectives are met under a range of market conditions.
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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $2.4 billion and $1.7 billion, at estimated fair value, at June 30, 2023 and December 31, 2022, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.9 billion and $16.4 billion at June 30, 2023 and December 31, 2022, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $181.1 billion and $180.4 billion at June 30, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Six Months Ended June 30,
	2023	2022
	(In millions)
Sources:
Operating activities, net	$5,064	$6,433
Investing activities, net	—	1,689
Net change in policyholder account balances	2,856	3,640
Long-term debt issued	1,000	6
Financing element on certain derivative instruments and other derivative related transactions, net	58	121
Proceeds from mortgage loan secured financing	277	—
Total sources	9,255	11,889
Uses:
Investing activities, net	7,850	—
Net change in payables for collateral under securities loaned and other transactions	1,972	7,809
Long-term debt repaid	1,019	23
Collateral financing arrangement repaid	41	25
Repayments of mortgage loan secured financing	663	—
Treasury stock acquired in connection with share repurchases	1,452	2,056
Dividends on preferred stock	98	92
Dividends on common stock	788	805
Other, net	74	180
Effect of change in foreign currency exchange rates on cash and cash equivalents	76	467
Total uses	14,033	11,457
Net increase (decrease) in cash and cash equivalents	$(4,778)	$432
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Common Stock
For the six months ended June 30, 2023 and 2022, MetLife, Inc. issued 1,777,331 and 2,980,105 new shares of its common stock, respectively, for $100 million and $145 million, respectively, to satisfy various stock option exercises and other stock-based awards.
Commercial Paper, Reported in Short-term Debt
MetLife, Inc. and MetLife Funding, Inc. (“MetLife Funding”), a wholly-owned subsidiary of MLIC, each have a commercial paper program that is supported by our unsecured revolving credit facility (as amended and restated, the “Credit Facility”). See “— Credit and Committed Facilities.” MetLife Funding raises cash from its commercial paper program and uses the proceeds to extend loans through MetLife Credit Corp., another subsidiary of MLIC, to affiliates in order to enhance the financial flexibility and liquidity of these companies.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of the FHLBNY. For the six months ended June 30, 2023 and 2022, we issued $15.1 billion and $17.6 billion, respectively, and repaid $14.8 billion and $17.3 billion, respectively, of funding agreements with FHLBNY. At June 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $15.3 billion and $14.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the six months ended June 30, 2023 and 2022, we issued $22.7 billion and $27.3 billion, respectively, and repaid $23.8 billion and $25.4 billion, respectively, under such funding agreements. At June 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $40.9 billion and $40.7 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For the six months ended June 30, 2023 and 2022, we issued $325 million and $350 million, respectively, and repaid $325 million and $350 million, respectively, under such funding agreements. At both June 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Debt Issuances
See Notes 12 and 19 of the Notes to the Interim Condensed Consolidated Financial Statements for information on senior notes issued by MetLife, Inc.
Credit and Committed Facilities
At June 30, 2023, we maintained our $3.0 billion Credit Facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At June 30, 2023, we had outstanding $262 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.7 billion at June 30, 2023.
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the amendment and restatement of the Credit Facility in May 2023.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At June 30, 2023, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $403 million at June 30, 2023.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	June 30, 2023	December 31, 2022
	(In millions)
Short-term debt (1)	$200	$175
Long-term debt (2)	$14,539	$14,647
Collateral financing arrangement	$675	$716
Junior subordinated debt securities	$3,160	$3,158
__________________
(1)Includes $101 million and $76 million of short-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2023 and December 31, 2022, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $441 million and $447 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2023 and December 31, 2022, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2023.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the six months ended June 30, 2023 and 2022, and the amount remaining under such authorizations at June 30, 2023.
On May 3, 2023, MetLife, Inc. announced that its Board of Directors approved a new $3.0 billion authorization for common stock repurchases, and on May 25, 2023, MetLife, Inc. announced that its Board of Directors approved an increase of $1.0 billion to this authorization for a total of $4.0 billion of common stock repurchases.
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
Dividends
For the six months ended June 30, 2023 and 2022, MetLife, Inc. paid dividends on its preferred stock of $98 million and $92 million, respectively. For the six months ended June 30, 2023 and 2022, MetLife, Inc. paid dividends on its common stock of $788 million and $805 million, respectively.
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
Debt Repayments
For the six months ended June 30, 2023 and 2022, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $41 million and $25 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2023 and 2022, general account surrenders and withdrawals from annuity products were $1.0 billion and $650 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2023 there were funding agreements totaling $136 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2022 Annual Report for additional information.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At June 30, 2023 and December 31, 2022, we had received pledged cash collateral from counterparties of $4.4 billion and $5.7 billion, respectively. At June 30, 2023 and December 31, 2022, we had pledged cash collateral to counterparties of $196 million and $423 million, respectively. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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

Liquid Assets
At June 30, 2023 and December 31, 2022, MetLife, Inc., collectively with other MetLife holding companies, had $4.2 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $3.3 billion and $4.5 billion were held by MetLife, Inc. and $869 million and $909 million were held by other MetLife holding companies at June 30, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2023 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2023:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,026	$2,471
American Life Insurance Company	$942	$499
Metropolitan Tower Life Insurance Company	$—	$189
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2023, MetLife, Inc. also received from certain other subsidiaries cash dividends of $54 million, as well as cash returns of capital of $6 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2023	December 31, 2022
	(In millions)
Long-term debt — unaffiliated	$13,496	$13,588
Long-term debt — affiliated (1)	$1,552	$1,676
Junior subordinated debt securities	$2,467	$2,465
__________________
(1)In July 2023, a ¥37.3 billion 1.6015% senior unsecured note issued to MLIC matured and was refinanced with a ¥37.3 billion 2.1575% senior unsecured note due July 2030 issued to MLIC.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its Credit Facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at June 30, 2023.
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
Affiliated Capital and Debt Transactions
For the six months ended June 30, 2023 and 2022, MetLife, Inc. invested a net amount of $299 million and $10 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $555 million and $95 million at June 30, 2023 and December 31, 2022, respectively.
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
•Direct expense ratio: adjusted direct expenses divided by adjusted premiums, fees and other revenues. Direct expenses are comprised of employee-related costs, third-party staffing costs, and general and administrative expenses.
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

Interest Rate Risk Management
To support management of interest rate risk, we perform analysis using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities net of certain non-invested assets allocated to the segment are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality, morbidity and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at June 30, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

June 30, 2023
(In millions)
Interest rate risk	$9,397
Foreign currency exchange rate risk	$2,213
Equity market risk	$87
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$283,857	$(21,525)
Equity securities		$769	$(10)
FVO Securities		$1,586	$(94)
Mortgage loans		$87,267	$(2,620)
Policy loans		$9,602	$(264)
Short-term investments		$6,921	$(22)
Other invested assets		$2,262	$(190)
Cash and cash equivalents		$15,417	$(3)
Accrued investment income		$3,505	$—
Premiums, reinsurance and other receivables		$2,906	$(16)
Market risk benefits		$279	$—
Reinsured market risk benefits		$18	$—
Other assets		$256	$(10)
Total assets			$(24,754)
Liabilities
Future policy benefits		$190,474	$12,577
Policyholder account balances		$125,874	$3,850
Market risk benefits		$3,259	$973
Payables for collateral under securities loaned and other transactions		$18,806	$—
Short-term debt		$200	$—
Long-term debt		$14,058	$1,127
Collateral financing arrangement		$559	$—
Junior subordinated debt securities		$3,495	$289
Other liabilities		$11,052	$142
Total liabilities			$18,958
Derivative Instruments
Interest rate swaps	$37,389	$1,158	$(2,046)
Interest rate floors	$19,645	$53	$(29)
Interest rate caps	$42,165	$783	$290
Interest rate futures	$973	$2	$66
Interest rate options	$43,173	$230	$(134)
Interest rate forwards	$8,494	$(927)	$(1,080)
Synthetic GICs	$50,453	$—	$—
Foreign currency swaps	$56,720	$3,128	$(615)
Foreign currency forwards	$16,579	$(1,089)	$(14)
Currency futures	$328	$—	$—
Currency options	$3,000	$361	$(11)
Credit default swaps	$16,242	$101	$(3)
Equity futures	$2,901	$(17)	$(4)
Equity index options	$18,897	$162	$(21)
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$(89)	$—
Total derivative instruments			$(3,601)
Net Change			$(9,397)
__________________
(1)Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates increased $0.2 billion to $9.4 billion at June 30, 2023 from $9.2 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$283,857	$(7,881)
Equity securities		$769	$(41)
FVO Securities		$1,586	$(65)
Mortgage loans		$87,267	$(792)
Policy loans		$9,602	$(111)
Short-term investments		$6,921	$(232)
Other invested assets		$2,262	$(56)
Cash and cash equivalents		$15,417	$(418)
Accrued investment income		$3,505	$(63)
Premiums, reinsurance and other receivables		$2,906	$(36)
Market risk benefits		$279	$—
Reinsured market risk benefits		$18	$—
Other assets		$256	$(16)
Total assets			$(9,711)
Liabilities
Future policy benefits		$190,474	$3,669
Policyholder account balances		$125,874	$2,718
Market risk benefits		$3,259	$42
Payables for collateral under securities loaned and other transactions		$18,806	$133
Long-term debt		$14,058	$144
Other liabilities		$11,052	$22
Total liabilities			$6,728
Derivative Instruments
Interest rate swaps	$37,389	$1,158	$6
Interest rate floors	$19,645	$53	$—
Interest rate caps	$42,165	$783	$—
Interest rate futures	$973	$2	$—
Interest rate options	$43,173	$230	$(1)
Interest rate forwards	$8,494	$(927)	$48
Synthetic GICs	$50,453	$—	$—
Foreign currency swaps	$56,720	$3,128	$1,184
Foreign currency forwards	$16,579	$(1,089)	$(621)
Currency futures	$328	$—	$(32)
Currency options	$3,000	$361	$183
Credit default swaps	$16,242	$101	$(2)
Equity futures	$2,901	$(17)	$—
Equity index options	$18,897	$162	$5
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$(89)	$—
Total derivative instruments			$770
Net Change			$(2,213)
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
Sensitivity to foreign currency exchange rates decreased $0.3 billion to $2.2 billion at June 30, 2023 from $2.5 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	June 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$769	$(66)
FVO Securities		$1,586	$(80)
Other invested assets		$2,262	$(31)
Total assets			$(177)
Liabilities
Future policy benefits		$190,474	$(7)
Policyholder account balances		$125,874	$—
Market risk benefits		$3,259	$(388)
Total liabilities			$(395)
Derivative Instruments
Interest rate swaps	$37,389	$1,158	$—
Interest rate floors	$19,645	$53	$—
Interest rate caps	$42,165	$783	$—
Interest rate futures	$973	$2	$—
Interest rate options	$43,173	$230	$—
Interest rate forwards	$8,494	$(927)	$—
Synthetic GICs	$50,453	$—	$—
Foreign currency swaps	$56,720	$3,128	$—
Foreign currency forwards	$16,579	$(1,089)	$—
Currency futures	$328	$—	$—
Currency options	$3,000	$361	$—
Credit default swaps	$16,242	$101	$—
Equity futures	$2,901	$(17)	$195
Equity index options	$18,897	$162	$58
Equity variance swaps	$141	$3	$—
Equity total return swaps	$2,856	$(89)	$232
Total derivative instruments			$485
Net Change			$(87)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices increased $87 million to $87 million at June 30, 2023 from $0 at December 31, 2022.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2023	3,394,975	$59.67	3,394,975	$222,473,245
May 1 — May 31, 2023	330,700	$60.45	330,700	$4,202,482,750
June 1 — June 30, 2023	8,327,010	$53.92	8,327,010	$3,753,521,978
Total	12,052,685		12,052,685
__________________
(1)During the periods April 1 — April 30, 2023, May 1 — May 31, 2023 and June 1 — June 30, 2023, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2023, MetLife, Inc. announced that its Board of Directors authorized a total of $4.0 billion of additional common stock repurchases. At June 30, 2023, MetLife, Inc. had $3.8 billion of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, at June 30, 2023 reflects the $13 million of applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2022 Annual Report.

Item 5. Other Information
Insider trading arrangements
During the three months ended June 30, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Iran activity
Pursuant to Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports whether it or any of its affiliates knowingly conducted transactions or dealings with the Government of Iran, or any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its subdivisions, agencies or instrumentalities (a “Government Related Entity”).
In the second quarter of 2023, a subsidiary of MetLife, Inc. issued a group medical policy to the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. During the quarter, premiums received attributable to the issuance of the policy were approximately $11,000, which reflects the total amount owed for the policy and which has not been recognized in the Company’s interim condensed consolidated financial statements during the second quarter of 2023, and the Company paid less than $150 in claims under the policy.
In the second quarter of 2023, a subsidiary of MetLife, Inc. issued a group medical policy to the Directorate of Iranian Schools in the UAE, an educational organization in the UAE that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. During the quarter, premiums received attributable to the issuance of the policy were approximately $67,000, which reflects the total amount owed for the policy and which has not been recognized in the Company’s interim condensed consolidated financial statements during the second quarter of 2023, and the Company paid less than $10,000 in claims under the policy.
In each case, the Company does not intend to continue any services related to or involving the policies. The Company continues to investigate the circumstances of issuance of each policy. The Company does not intend to conduct any transactions or dealings not specifically authorized by a U.S. federal department or agency with a Government Related Entity.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 3, 2023