Form 10-Q
period 2023-09-30
METLIFE INC
filed 2023-11-02
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

At October 30, 2023, 740,190,229 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2023 and December 31, 2022 and for the Three Months and Nine Months Ended September 30, 2023 and 2022)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	26
	Note 3 — Disposition	33
	Note 4 — Future Policy Benefits	33
	Note 5 — Policyholder Account Balances	47
	Note 6 — Market Risk Benefits	59
	Note 7 — Separate Accounts	65
	Note 8 — Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	69
	Note 9 — Closed Block	71
	Note 10 — Investments	74
	Note 11 — Derivatives	92
	Note 12 — Fair Value	104
	Note 13 — Long-term Debt	120
	Note 14 — Equity	120
	Note 15 — Other Revenues and Other Expenses	124
	Note 16 — Employee Benefit Plans	125
	Note 17 — Income Tax	125
	Note 18 — Earnings Per Common Share	126
	Note 19 — Contingencies, Commitments and Guarantees	126
	Note 20 — Subsequent Events	128
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	129
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	191
Item 4.	Controls and Procedures	198

Part II — Other Information
Item 1.	Legal Proceedings	199
Item 1A.	Risk Factors	199
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	199
Item 5.	Other Information	200
Item 6.	Exhibits	201

Signatures		202

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022 (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $182 and $183, respectively); and amortized cost: $306,181 and $306,025, respectively	$270,982	$276,780
Equity securities, at estimated fair value	742	1,684
Contractholder-directed equity securities and fair value option securities, at estimated fair value	9,680	9,668
Mortgage loans (net of allowance for credit loss of $705 and $527, respectively)	92,230	83,763
Policy loans	8,725	8,874
Real estate and real estate joint ventures (includes $311 and $299, respectively, under the fair value option and $110 and $0, respectively, of real estate held-for-sale)	13,133	13,137
Other limited partnership interests	14,918	14,414
Short-term investments, principally at estimated fair value	6,497	4,935
Other invested assets (net of allowance for credit loss of $21 and $26, respectively; includes $1,985 and $1,926, respectively, of leveraged and direct financing leases; $331 and $326, respectively, relating to variable interest entities)	18,755	20,038
Total investments	435,662	433,293
Cash and cash equivalents, principally at estimated fair value	14,912	20,195
Accrued investment income	3,704	3,446
Premiums, reinsurance and other receivables	19,002	17,364
Market risk benefits, at estimated fair value	334	280
Deferred policy acquisition costs and value of business acquired	19,737	19,653
Current income tax recoverable	—	42
Deferred income tax asset	3,174	2,439
Goodwill	9,109	9,297
Other assets	10,862	11,025
Separate account assets	135,624	146,038
Total assets	$652,120	$663,072
Liabilities and Equity
Liabilities
Future policy benefits	$181,755	$187,222
Policyholder account balances	213,933	210,597
Market risk benefits, at estimated fair value	2,738	3,763
Other policy-related balances	19,665	18,424
Policyholder dividends payable	381	387
Payables for collateral under securities loaned and other transactions	17,797	20,937
Short-term debt	161	175
Long-term debt	15,475	14,647
Collateral financing arrangement	651	716
Junior subordinated debt securities	3,160	3,158
Current income tax payable	59	—
Deferred income tax liability	128	950
Other liabilities	34,698	25,933
Separate account liabilities	135,624	146,038
Total liabilities	626,225	632,947
Contingencies, Commitments and Guarantees (Note 19)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,191,702,390 and 1,189,831,471 shares issued, respectively; 744,366,475 and 779,098,414 shares outstanding, respectively	12	12
Additional paid-in capital	33,666	33,616
Retained earnings	39,958	40,332
Treasury stock, at cost; 447,335,915 and 410,733,057 shares, respectively	(23,724)	(21,458)
Accumulated other comprehensive income (loss)	(24,254)	(22,621)
Total MetLife, Inc.’s stockholders’ equity	25,658	29,881
Noncontrolling interests	237	244
Total equity	25,895	30,125
Total liabilities and equity	$652,120	$663,072
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Premiums	$11,230	$17,332	$32,497	$39,505
Universal life and investment-type product policy fees	1,334	1,275	3,911	3,959
Net investment income	4,825	3,585	14,542	11,452
Other revenues	606	728	1,866	2,003
Net investment gains (losses)	(927)	(411)	(2,650)	(1,610)
Net derivative gains (losses)	(1,202)	(226)	(2,289)	(2,147)
Total revenues	15,866	22,283	47,877	53,162
Expenses
Policyholder benefits and claims	11,130	17,603	32,811	40,392
Policyholder liability remeasurement (gains) losses	(17)	136	(42)	94
Market risk benefits remeasurement (gains) losses	(796)	(965)	(1,425)	(3,162)
Interest credited to policyholder account balances	1,658	1,014	5,455	2,167
Policyholder dividends	153	158	463	551
Other expenses	3,204	2,922	9,394	8,782
Total expenses	15,332	20,868	46,656	48,824
Income (loss) before provision for income tax	534	1,415	1,221	4,338
Provision for income tax expense (benefit)	39	248	233	617
Net income (loss)	495	1,167	988	3,721
Less: Net income (loss) attributable to noncontrolling interests	6	5	17	15
Net income (loss) attributable to MetLife, Inc.	489	1,162	971	3,706
Less: Preferred stock dividends	67	64	165	156
Net income (loss) available to MetLife, Inc.’s common shareholders	$422	$1,098	$806	$3,550
Comprehensive income (loss)	$(3,373)	$(3,253)	$(661)	$(16,357)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	6	5	1	12
Comprehensive income (loss) attributable to MetLife, Inc.	$(3,379)	$(3,258)	$(662)	$(16,369)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$0.56	$1.38	$1.05	$4.38
Diluted	$0.56	$1.37	$1.05	$4.35

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $13 million of excise tax)					(1,465)		(1,465)		(1,465)
Stock-based compensation			14				14		14
Dividends on preferred stock				(98)			(98)		(98)
Dividends on common stock (declared per share of $1.020)				(788)			(788)		(788)
Change in equity of noncontrolling interests							—	(8)	(8)
Net income (loss)				482			482	11	493
Other comprehensive income (loss), net of income tax						2,235	2,235	(16)	2,219
Balance at June 30, 2023	$—	$12	$33,630	$39,928	$(22,923)	$(20,386)	$30,261	$231	$30,492
Treasury stock acquired in connection with share repurchases (includes $9 million of excise tax)					(801)		(801)		(801)
Stock-based compensation			36				36		36
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(392)			(392)		(392)
Net income (loss)				489			489	6	495
Other comprehensive income (loss), net of income tax						(3,868)	(3,868)		(3,868)
Balance at September 30, 2023	$—	$12	$33,666	$39,958	$(23,724)	$(24,254)	$25,658	$237	$25,895

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$36,831	$(18,157)	$(2,451)	$49,746	$267	$50,013
Treasury stock acquired in connection with share repurchases					(2,031)		(2,031)		(2,031)
Stock-based compensation			37				37		37
Dividends on preferred stock				(92)			(92)		(92)
Dividends on common stock (declared per share of $0.980)				(805)			(805)		(805)
Change in equity of noncontrolling interests							—	(9)	(9)
Net income (loss)				2,544			2,544	10	2,554
Other comprehensive income (loss), net of income tax						(15,655)	(15,655)	(3)	(15,658)
Balance at June 30, 2022	$—	$12	$33,548	$38,478	$(20,188)	$(18,106)	$33,744	$265	$34,009
Treasury stock acquired in connection with share repurchases					(674)		(674)		(674)
Stock-based compensation			41				41		41
Dividends on preferred stock				(64)			(64)		(64)
Dividends on common stock (declared per share of $0.500)				(400)			(400)		(400)
Change in equity of noncontrolling interests							—	(19)	(19)
Net income (loss)				1,162			1,162	5	1,167
Other comprehensive income (loss), net of income tax						(4,420)	(4,420)		(4,420)
Balance at September 30, 2022	$—	$12	$33,589	$39,176	$(20,862)	$(22,526)	$29,389	$251	$29,640
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$8,539	$10,743
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	45,512	66,380
Equity securities	1,007	621
Mortgage loans	6,571	8,983
Real estate and real estate joint ventures	123	466
Other limited partnership interests	698	1,306
Short-term investments	10,680	11,322
Purchases and originations of:
Fixed maturity securities available-for-sale	(50,578)	(62,085)
Equity securities	(121)	(419)
Mortgage loans	(6,617)	(13,277)
Real estate and real estate joint ventures	(906)	(957)
Other limited partnership interests	(1,284)	(1,965)
Short-term investments	(12,491)	(9,490)
Cash received in connection with freestanding derivatives	1,960	3,175
Cash paid in connection with freestanding derivatives	(4,216)	(6,068)
Sales of businesses, net of cash and cash equivalents disposed of $0 and $67, respectively	—	590
Purchases of investments in operating joint ventures	—	(240)
Net change in policy loans	42	88
Net change in other invested assets	(1,077)	(824)
Other, net	(125)	(29)
Net cash provided by (used in) investing activities	(10,822)	(2,423)
Cash flows from financing activities
Policyholder account balances - deposits	74,327	84,199
Policyholder account balances - withdrawals	(70,834)	(79,679)
Net change in payables for collateral under securities loaned and other transactions	(2,927)	(6,602)
Long-term debt issued	2,003	1,013
Long-term debt repaid	(1,027)	(77)
Collateral financing arrangement repaid	(65)	(37)
Financing element on certain derivative instruments and other derivative related transactions, net	(170)	—
Proceeds from mortgage loan secured financing	340	—
Repayments of mortgage loan secured financing	(725)	—
Treasury stock acquired in connection with share repurchases	(2,244)	(2,730)
Dividends on preferred stock	(165)	(156)
Dividends on common stock	(1,180)	(1,205)
Other, net	(97)	(206)
Net cash provided by (used in) financing activities	(2,764)	(5,480)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(236)	(756)
Change in cash and cash equivalents	(5,283)	2,084
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of period	20,195	20,116
Cash and cash equivalents, including subsidiaries held-for-sale, end of period	$14,912	$22,200
Cash and cash equivalents, subsidiaries held-for-sale, beginning of period	$—	$69
Cash and cash equivalents, subsidiaries held-for-sale, end of period	$—	$—
Cash and cash equivalents, beginning of period	$20,195	$20,047
Cash and cash equivalents, end of period	$14,912	$22,200

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$678	$591
Income tax	$1,352	$612
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,691	$8,707
Real estate and real estate joint ventures acquired in satisfaction of debt	$11	$210

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
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, the Company adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021 (the “Transition Date”). Adoption of LDTI impacted the Company’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these interim condensed consolidated financial statements which were previously presented, have been revised to conform with the current year accounting and presentation under LDTI. Disclosures as of the Transition Date are reflected in summary within “— Recent Accounting Pronouncements — Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts,” and in further detail (at the disaggregated level) within Notes 4, 5, 6 and 8.
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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into reinsurance agreements on a coinsurance basis for the general account products, and on a modified coinsurance basis for the separate account products, representing total liabilities of approximately $16.4 billion at September 30, 2023. Under the terms of such agreements, assets primarily consisting of fixed maturity securities available-for-sale (“AFS”) and mortgage loans supporting the general account liabilities will be transferred to the reinsurers at closing reduced by an approximately $2.3 billion pre-tax ceding commission. The Company will retain separate account assets of approximately $5.2 billion at September 30, 2023 under the modified coinsurance arrangement.
The transaction is expected to close in the fourth quarter of 2023 and is subject to satisfaction of certain remaining closing conditions. As of October 31, 2023, the Company had received all required regulatory approvals. See Note 10 for additional information on assets to be transferred to the reinsurers at closing, including associated impairments recorded to net investment gains (losses).
Summary of Significant Accounting Policies
The following table presents the Company’s significant accounting policies which have changed as a result of the adoption of LDTI with cross-references to the notes which provide additional information on such policies.

Accounting Policy	Note
Future Policy Benefit Liabilities	4
Policyholder Account Balances	5
Market Risk Benefits	6
Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	8
Derivatives	11
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
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which are generally considered their own cohort. Contracts from

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.
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
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the Transition Date, the upper-medium grade discount rate used for interest accretion is locked in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
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
The table below summarizes the market data and spreads applied to determine the upper-medium grade discount rate for products issued in key jurisdictions that are included in the disaggregated rollforwards in Note 4.

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
Traditional Participating Products
The Company establishes FPBs for traditional participating contracts in the U.S., which include whole and term life participating contracts in both the open and closed block using a net premium approach, similar to traditional non-participating contracts. However, for participating contracts, the discount rate and actuarial assumptions are locked in at inception, include a provision for adverse deviation, and all changes in the associated FPBs are reported within policyholder benefits and claims. See Note 9 for additional information on the closed block. For traditional participating contracts, the Company reviews its estimates of actuarial liabilities for future benefits and compares them with current best estimate assumptions. The Company revises estimates, to increase FPBs, if the Company determines that the liabilities previously established for future benefit payments less future expected net premiums in the aggregate for this line of business prove inadequate.
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
Policyholder Account Balances
Policyholder account balances (“PABs”) represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
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
DAC and VOBA are aggregated on the financial statements for reporting purposes. See Note 8 for additional information on DAC and VOBA amortization. Amortization of DAC and VOBA is included in other expenses.
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of sales inducements is included in policyholder benefits and claims. Each year, or more frequently if circumstances indicate a potential recoverability issue exists, the Company reviews deferred sales inducements (“DSI”) to determine the recoverability of the asset. DSI assets were $146 million and $133 million at September 30, 2023 and December 31, 2022, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Other Assets	Future Policy Benefits	Policyholder Account Balances	Other Policy-related Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$17,870	$16,389	$11,685	$206,656	$205,176	$17,101	$—	$11,008	$36,491	$18,072
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	(59)	—	—	(1,818)	(958)	(72)	2,789	—	—	—
Adjustments for the difference between previous carrying amounts and fair value measurements for market risk benefits	(12)	—	—	—	—	—	5,112	(1,079)	(4,121)	76
Removal of related amounts in accumulated other comprehensive income	—	4,007	42	(7,911)	—	1,043	—	2,405	—	8,512
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	719	—	—	—	(160)	(527)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	351	—	—	34,119	—	—	—	(7,438)	—	(26,330)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	19	—	—	83	—	—	—	(13)	(42)	(9)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(32)	21	15	(7,490)	7,519	(40)	—	—	23	(6)
Balances as adjusted, January 1, 2021	$18,169	$20,417	$11,742	$224,358	$211,737	$18,032	$7,901	$4,723	$31,824	$315

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Transition Date impacts associated with the implementation of LDTI were applied as follows:
Market Risk Benefits (See Note 6)
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
Future Policy Benefits (See Note 4)
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
DAC and other balances to be amortized in a manner consistent with DAC (VOBA, DSI and UREV) (See Note 8 for information on DAC, VOBA and UREV)
The opening balances of these accounts were adjusted for removal of the related amounts in AOCI, as these balances are no longer amortized using expected future gross premiums, margins, profits or earned premiums.
Other balance sheet reclassifications and adjustments at LDTI adoption (See Notes 4, 5 and 8)
Individual income annuities reclassification
Prior to the Transition Date, the Company classified all structured settlement and institutional income annuity products within FPBs. While the pre-LDTI GAAP reserving model was the same for these products, upon transition to LDTI, the reserving model for a subset of these products changed, requiring the Company to reclassify $7.4 billion of FPBs to PABs at the Transition Date.
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

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$17,547	$(215)	$17,332	$40,039	$(534)	$39,505
Universal life and investment-type product policy fees	$1,302	$(27)	$1,275	$4,236	$(277)	$3,959
Other revenues	$730	$(2)	$728	$2,006	$(3)	$2,003
Net investment gains (losses)	$(414)	$3	$(411)	$(1,617)	$7	$(1,610)
Net derivative gains (losses)	$(480)	$254	$(226)	$(2,534)	$387	$(2,147)
Total revenues	$22,270	$13	$22,283	$53,582	$(420)	$53,162
Expenses
Policyholder benefits and claims	$17,993	$(390)	$17,603	$40,976	$(584)	$40,392
Policyholder liability remeasurement (gains) losses	$—	$136	$136	$—	$94	$94
Market risk benefits remeasurement (gains) losses	$—	$(965)	$(965)	$—	$(3,162)	$(3,162)
Interest credited to policyholder account balances	$980	$34	$1,014	$2,102	$65	$2,167
Policyholder dividends	$155	$3	$158	$546	$5	$551
Other expenses	$2,723	$199	$2,922	$8,826	$(44)	$8,782
Total expenses	$21,851	$(983)	$20,868	$52,450	$(3,626)	$48,824
Income (loss) before provision for income tax	$419	$996	$1,415	$1,132	$3,206	$4,338
Provision for income tax expense (benefit)	$19	$229	$248	$(80)	$697	$617
Net income (loss)	$400	$767	$1,167	$1,212	$2,509	$3,721
Net income (loss) attributable to noncontrolling interests	$5	$—	$5	$16	$(1)	$15
Net income (loss) attributable to MetLife, Inc.	$395	$767	$1,162	$1,196	$2,510	$3,706
Net income (loss) available to MetLife, Inc.'s common shareholders	$331	$767	$1,098	$1,040	$2,510	$3,550
Comprehensive income (loss)	$(10,923)	$7,670	$(3,253)	$(38,405)	$22,048	$(16,357)
Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	$5	$—	$5	$13	$(1)	$12
Comprehensive income (loss) attributable to MetLife, Inc.	$(10,928)	$7,670	$(3,258)	$(38,418)	$22,049	$(16,369)
Net income (loss) available to MetLife, Inc.'s common shareholders per common share:
Basic	$0.42	$0.96	$1.38	$1.28	$3.10	$4.38
Diluted	$0.41	$0.96	$1.37	$1.28	$3.07	$4.35

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

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2021	$41,197	$(4,366)	$36,831
Net income (loss)	$801	$1,743	$2,544
Balance at June 30, 2022	$41,101	$(2,623)	$38,478
Net income (loss)	$395	$767	$1,162
Balance at September 30, 2022	$41,032	$(1,856)	$39,176
Balance at December 31, 2022	$41,953	$(1,621)	$40,332
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$10,919	$(13,370)	$(2,451)
Other comprehensive income (loss), net of income tax	$(28,291)	$12,636	$(15,655)
Balance at June 30, 2022	$(17,372)	$(734)	$(18,106)
Other comprehensive income (loss), net of income tax	$(11,323)	$6,903	$(4,420)
Balance at September 30, 2022	$(28,695)	$6,169	$(22,526)
Balance at December 31, 2022	$(27,083)	$4,462	$(22,621)
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2021	$67,482	$(17,736)	$49,746
Balance at June 30, 2022	$37,101	$(3,357)	$33,744
Balance at September 30, 2022	$25,076	$4,313	$29,389
Balance at December 31, 2022	$27,040	$2,841	$29,881
Noncontrolling Interests
Balance at December 31, 2021	$267	$—	$267
Net income (loss)	$11	$(1)	$10
Balance at June 30, 2022	$266	$(1)	$265
Change in equity of noncontrolling interests	$(17)	$(2)	$(19)
Balance at September 30, 2022	$254	$(3)	$251
Balance at December 31, 2022	$247	$(3)	$244
Total Equity
Balance at December 31, 2021	$67,749	$(17,736)	$50,013
Balance at June 30, 2022	$37,367	$(3,358)	$34,009
Balance at September 30, 2022	$25,330	$4,310	$29,640
Balance at December 31, 2022	$27,287	$2,838	$30,125
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported interim condensed consolidated statement of cash flows:

	Nine Months Ended September 30, 2022
	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$10,670	$73	$10,743
Cash flows from financing activities
Policyholder account balances - deposits	$83,707	$492	$84,199
Policyholder account balances - withdrawals	$(79,114)	$(565)	$(79,679)
Net cash provided by (used in) financing activities	$(5,407)	$(73)	$(5,480)

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

Contract modifications to replace reference rates affected by the reform occurred during 2021, 2022 and 2023. The adoption of the guidance did not have a material impact on the Company’s interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s interim condensed consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2023 that are currently being assessed and may or may not have a material impact on the Company’s interim condensed consolidated financial statements or disclosures are summarized in the table below.

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
The Company is continuing to evaluate whether to elect to account for qualifying tax equity investments using the proportional amortization method and is assessing the corresponding impact on its interim condensed consolidated financial statements.

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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), MRB remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2023	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$7,606	$1,312	$1,116	$502	$685	$9	$11,230	$—	$11,230
Universal life and investment-type product policy fees	301	411	359	79	184	—	1,334	—	1,334
Net investment income	2,339	1,023	365	51	1,153	125	5,056	(231)	4,825
Other revenues	437	20	9	7	41	103	617	(11)	606
Net investment gains (losses)	—	—	—	—	—	—	—	(927)	(927)
Net derivative gains (losses)	—	—	—	—	—	—	—	(1,202)	(1,202)
Total revenues	10,683	2,766	1,849	639	2,063	237	18,237	(2,371)	15,866
Expenses
Policyholder benefits and claims and policyholder dividends	7,692	1,095	1,020	230	1,311	4	11,352	(69)	11,283
Policyholder liability remeasurement (gains) losses	(105)	108	(4)	(9)	(7)	—	(17)	—	(17)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(796)	(796)
Interest credited to policyholder account balances	806	576	106	19	198	—	1,705	(47)	1,658
Capitalization of DAC	(46)	(404)	(171)	(114)	(5)	(2)	(742)	—	(742)
Amortization of DAC and VOBA	19	204	121	87	65	3	499	—	499
Amortization of negative VOBA	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	3	—	2	—	4	256	265	—	265
Other expenses	1,075	788	493	315	238	250	3,159	30	3,189
Total expenses	9,444	2,361	1,567	527	1,804	511	16,214	(882)	15,332
Provision for income tax expense (benefit)	259	130	83	24	51	(79)	468	(429)	39
Adjusted earnings	$980	$275	$199	$88	$208	$(195)	1,555
Adjustments to:
Total revenues							(2,371)
Total expenses							882
Provision for income tax (expense) benefit							429
Net income (loss)							$495		$495

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$13,954	$1,346	$822	$472	$745	$(7)	$17,332	$—	$17,332
Universal life and investment-type product policy fees	286	438	293	57	202	(1)	1,275	—	1,275
Net investment income	1,716	827	399	40	1,103	78	4,163	(578)	3,585
Other revenues	514	21	10	8	39	96	688	40	728
Net investment gains (losses)	—	—	—	—	—	—	—	(411)	(411)
Net derivative gains (losses)	—	—	—	—	—	—	—	(226)	(226)
Total revenues	16,470	2,632	1,524	577	2,089	166	23,458	(1,175)	22,283
Expenses
Policyholder benefits and claims and policyholder dividends	13,978	1,119	872	235	1,385	(3)	17,586	175	17,761
Policyholder liability remeasurement (gains) losses	9	61	3	(11)	74	—	136	—	136
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(965)	(965)
Interest credited to policyholder account balances	548	497	89	16	202	—	1,352	(338)	1,014
Capitalization of DAC	(38)	(351)	(130)	(96)	(9)	(2)	(626)	—	(626)
Amortization of DAC and VOBA	17	178	104	75	64	3	441	—	441
Amortization of negative VOBA	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	3	—	3	—	2	231	239	—	239
Other expenses	1,003	749	380	269	228	186	2,815	60	2,875
Total expenses	15,520	2,247	1,321	487	1,946	415	21,936	(1,068)	20,868
Provision for income tax expense (benefit)	199	118	44	26	26	(55)	358	(110)	248
Adjusted earnings	$751	$267	$159	$64	$117	$(194)	1,164
Adjustments to:
Total revenues							(1,175)
Total expenses							1,068
Provision for income tax (expense) benefit							110
Net income (loss)							$1,167		$1,167

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2023	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$21,666	$3,999	$3,164	$1,497	$2,127	$44	$32,497	$—	$32,497
Universal life and investment-type product policy fees	892	1,204	1,046	231	537	1	3,911	—	3,911
Net investment income	6,738	2,954	1,162	143	3,450	255	14,702	(160)	14,542
Other revenues	1,319	61	31	23	143	310	1,887	(21)	1,866
Net investment gains (losses)	—	—	—	—	—	—	—	(2,650)	(2,650)
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,289)	(2,289)
Total revenues	30,615	8,218	5,403	1,894	6,257	610	52,997	(5,120)	47,877
Expenses
Policyholder benefits and claims and policyholder dividends	22,218	3,282	2,962	728	4,021	32	33,243	31	33,274
Policyholder liability remeasurement (gains) losses	(147)	92	(5)	(10)	28	—	(42)	—	(42)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(1,425)	(1,425)
Interest credited to policyholder account balances	2,248	1,682	310	54	595	—	4,889	566	5,455
Capitalization of DAC	(152)	(1,202)	(470)	(341)	(17)	(7)	(2,189)	—	(2,189)
Amortization of DAC and VOBA	55	587	344	257	197	8	1,448	—	1,448
Amortization of negative VOBA	—	(17)	—	(3)	—	—	(20)	—	(20)
Interest expense on debt	11	—	8	—	10	747	776	—	776
Other expenses	3,249	2,373	1,388	929	707	656	9,302	77	9,379
Total expenses	27,482	6,797	4,537	1,614	5,541	1,436	47,407	(751)	46,656
Provision for income tax expense (benefit)	657	435	233	62	139	(265)	1,261	(1,028)	233
Adjusted earnings	$2,476	$986	$633	$218	$577	$(561)	4,329
Adjustments to:
Total revenues							(5,120)
Total expenses							751
Provision for income tax (expense) benefit							1,028
Net income (loss)							$988		$988

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2022	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$29,053	$4,291	$2,382	$1,474	$2,281	$(17)	$39,464	$41	$39,505
Universal life and investment-type product policy fees	867	1,261	876	217	726	1	3,948	11	3,959
Net investment income	5,300	3,081	1,180	119	3,764	215	13,659	(2,207)	11,452
Other revenues	1,344	66	29	25	106	295	1,865	138	2,003
Net investment gains (losses)	—	—	—	—	—	—	—	(1,610)	(1,610)
Net derivative gains (losses)	—	—	—	—	—	—	—	(2,147)	(2,147)
Total revenues	36,564	8,699	4,467	1,835	6,877	494	58,936	(5,774)	53,162
Expenses
Policyholder benefits and claims and policyholder dividends	29,510	3,513	2,464	737	4,221	(12)	40,433	510	40,943
Policyholder liability remeasurement (gains) losses	(21)	27	(5)	(1)	94	—	94	—	94
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	(3,162)	(3,162)
Interest credited to policyholder account balances	1,407	1,488	241	53	607	—	3,796	(1,629)	2,167
Capitalization of DAC	(93)	(1,120)	(357)	(305)	(22)	(7)	(1,904)	(11)	(1,915)
Amortization of DAC and VOBA	49	554	305	242	209	7	1,366	8	1,374
Amortization of negative VOBA	—	(18)	—	(4)	—	—	(22)	—	(22)
Interest expense on debt	6	—	10	—	5	669	690	—	690
Other expenses	2,931	2,349	1,093	863	706	506	8,448	207	8,655
Total expenses	33,789	6,793	3,751	1,585	5,820	1,163	52,901	(4,077)	48,824
Provision for income tax expense (benefit)	581	554	171	65	210	(235)	1,346	(729)	617
Adjusted earnings	$2,194	$1,352	$545	$185	$847	$(434)	4,689
Adjustments to:
Total revenues							(5,774)
Total expenses							4,077
Provision for income tax (expense) benefit							729
Net income (loss)							$3,721		$3,721

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S.	$244,564	$252,219
Asia	145,624	148,305
Latin America	63,305	63,687
EMEA	17,345	16,860
MetLife Holdings	143,244	148,749
Corporate & Other	38,038	33,252
Total	$652,120	$663,072
3. Disposition
Pending Disposition of MetLife Malaysia
In October 2023, the Company entered into an agreement to sell its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”), each an operating joint venture accounted for under the equity method and recorded to other invested assets. In connection with the anticipated disposal, an expected impairment loss of $136 million, net of income tax, was recorded for the nine months ended September 30, 2023, and is reflected in net investment gains (losses). MetLife Malaysia’s results are reported in the Asia segment’s adjusted earnings. The transaction is expected to close in 2024 and is subject to regulatory approvals and satisfaction of other closing conditions.
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
The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	U.S. Annuities	Asia Whole and Term Life & Endowments	Asia Accident & Health	Latin America Fixed Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long- Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$66,030	$17,990	$16,330	$8,393	$14,281	$51,148	$19,128	$13,356	$206,656
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	—	—	—	(6,561)	—	(6,565)
Subtotal - pre-adoption balance, excluding additional liabilities	66,026	17,990	16,330	8,393	14,281	51,148	12,567	13,356	200,091
Removal of related amounts in AOCI	(5,914)	—	—	(295)	(1,210)	—	(492)	—	(7,911)
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	—	—	—	—	(176)	—	(176)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	337	51	154	121	—	—	56	—	719
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,834	4,386	285	2,869	8,270	—	2,475	—	34,119
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(7,416)	4	47	(1)	—	—	(124)	—	(7,490)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,897)	(225)	(691)	(570)	—	—	(275)	—	(4,658)
Balance, traditional and limited-payment contracts, at January 1, 2021	$65,970	$22,206	$16,125	$10,517	$21,341	$51,148	$14,031	$13,356	$214,694

Balance, deferred profit liabilities at January 1, 2021	$2,897	$225	$691	$570	$—	$—	$275	$—	$4,658

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—	$32	$—	$—		$1,052		$1,287
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	(15)	(66)	—	—		297		351
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—	—	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—	(2)	—	—		10		14
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$(15)	$(36)	$—	$—		$1,391		$1,684
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	Asia Variable Life	Asia Universal and Variable Universal Life	MetLife Holdings Universal and Variable Universal Life	Other Long- Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,824	$788	$1,976	$1,977	$6,565
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	—	(1,642)	(1,642)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	—	—	38	45	83
Additional insurance liabilities at January 1, 2021	$1,824	$788	$2,014	$380	$5,006

Ceded recoverables on additional insurance liabilities at December 31, 2020	$—	$—	$719	$8	$727
Reclassification of carrying amounts of contracts and contract features that are reinsured market risk benefits	—	—	—	(8)	(8)
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	—	—	1	—	1
Ceded recoverables on additional insurance liabilities at January 1, 2021	$—	$—	$720	$—	$720

Balance, traditional and limited-payment contracts, at January 1, 2021					$214,694
Balance, deferred profit liabilities at January 1, 2021					4,658
Balance, additional insurance liabilities at January 1, 2021					5,006
Total future policy benefits at January 1, 2021					$224,358
The Company’s future policy benefits on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$57,496	$58,495
Asia:
Whole and term life & endowments	11,404	12,792
Accident & health	9,329	10,040
Latin America - Fixed annuities	8,662	9,265
MetLife Holdings - Long-term care	13,025	13,845
Deferred Profit Liabilities:
U.S. - Annuities	3,647	3,327
Asia:
Whole and term life & endowments	592	510
Accident & health	762	760
Latin America - Fixed annuities	546	560
Additional Insurance Liabilities:
Asia:
Variable life	1,193	1,381
Universal and variable universal life	386	455
MetLife Holdings - Universal and variable universal life	2,273	2,156
MetLife Holdings - Participating life	49,717	50,371
Other long-duration (1)	9,676	10,101
Short-duration and other	13,047	13,164
Total	$181,755	$187,222
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
U.S. - Annuities
The U.S. segment’s annuities products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(89)	(15)
Adjusted balance	(89)	(15)
Issuances	4,422	12,500
Net premiums collected	(4,333)	(12,485)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$58,695	$62,954

Balance, beginning of period, at original discount rate	$61,426	$50,890
Effect of changes in cash flow assumptions (1)	(284)	(115)
Effect of actual variances from expected experience (2)	(222)	(82)
Adjusted balance	60,920	50,693
Issuances	4,420	12,598
Interest accrual	2,145	1,811
Benefit payments	(4,121)	(3,322)
Ending balance at original discount rate	63,364	61,780
Effect of changes in discount rate assumptions	(5,438)	(4,382)
Balance, end of period, at current discount rate at balance sheet date	57,926	57,398

Cumulative amount of fair value hedging adjustments	(430)	(169)
Net liability for future policy benefits	57,496	57,229
Less: Reinsurance recoverables	—	—
Net liability for future policy benefits, net of reinsurance	$57,496	$57,229

Undiscounted - Expected future benefit payments	$119,270	$114,766
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$57,926	$57,398
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.7%	4.4%
Weighted-average current discount rate at balance sheet date	6.1%	5.8%
_________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)    For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $211 million. For the nine months ended September 30, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $128 million.
(2)    For the nine months ended September 30, 2023 and 2022, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the U.S. segment’s annuities products of $95 million and $40 million, respectively.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the U.S. segment’s annuities products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
For the nine months ended September 30, 2023 and 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in biometric assumptions related to mortality.
For the nine months ended September 30, 2023 and 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
When single-premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the three months and nine months ended September 30, 2022, the Company incurred a loss at issue of $91 million and $99 million, respectively, and recognized a net remeasurement loss of $47 million and $44 million, respectively, attributable to cohorts with no DPL or where the DPL was depleted during the period.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance contracts to customers. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,682	$5,986

Balance, beginning of period, at original discount rate	$4,943	$5,881
Effect of changes in cash flow assumptions	11	71
Effect of actual variances from expected experience	(41)	35
Adjusted balance	4,913	5,987
Issuances	614	146
Interest accrual	43	33
Net premiums collected	(457)	(469)
Effect of foreign currency translation	(518)	(1,109)
Ending balance at original discount rate	4,595	4,588
Effect of changes in discount rate assumptions	(319)	(160)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	23	5
Balance, end of period, at current discount rate at balance sheet date	$4,299	$4,433

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$17,463	$24,453

Balance, beginning of period, at original discount rate	$18,209	$21,276
Effect of changes in cash flow assumptions	58	97
Effect of actual variances from expected experience	(14)	50
Adjusted balance	18,253	21,423
Issuances	614	146
Interest accrual	278	277
Benefit payments	(895)	(1,088)
Effect of foreign currency translation	(1,847)	(4,071)
Ending balance at original discount rate	16,403	16,687
Effect of changes in discount rate assumptions	(742)	(74)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	40	(228)
Balance, end of period, at current discount rate at balance sheet date	15,701	16,385

Cumulative impact of flooring the future policyholder benefits reserve	2	30
Net liability for future policy benefits	11,404	11,982
Less: Reinsurance recoverables (Amount due to reinsurer)	(1)	—
Net liability for future policy benefits, net of reinsurance	$11,405	$11,982

Undiscounted:
Expected future gross premiums	$8,911	$8,888
Expected future benefit payments	$26,785	$25,565
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,582	$7,796
Expected future benefit payments	$15,701	$16,385
Weighted-average duration of the liability	17 years	16 years
Weighted -average interest accretion (original locked-in) rate	2.5%	2.4%
Weighted-average current discount rate at balance sheet date	2.9%	2.5%

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$21,181	$26,543

Balance, beginning of period, at original discount rate	$22,594	$25,937
Effect of changes in cash flow assumptions	867	24
Effect of actual variances from expected experience	(75)	298
Adjusted balance	23,386	26,259
Issuances	813	1,149
Interest accrual	179	192
Net premiums collected	(1,546)	(1,659)
Effect of foreign currency translation	(2,474)	(5,180)
Ending balance at original discount rate	20,358	20,761
Effect of changes in discount rate assumptions	(1,803)	(886)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	136	45
Balance, end of period, at current discount rate at balance sheet date	$18,691	$19,920

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$30,879	$41,874

Balance, beginning of period, at original discount rate	$37,189	$41,517
Effect of changes in cash flow assumptions	898	(7)
Effect of actual variances from expected experience	(99)	354
Adjusted balance	37,988	41,864
Issuances	812	1,150
Interest accrual	367	381
Benefit payments	(958)	(1,242)
Effect of foreign currency translation	(4,061)	(8,327)
Ending balance at original discount rate	34,148	33,826
Effect of changes in discount rate assumptions	(6,866)	(5,168)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	595	535
Balance, end of period, at current discount rate at balance sheet date	27,877	29,193

Cumulative impact of flooring the future policyholder benefits reserve	143	247
Net liability for future policy benefits	9,329	9,520
Less: Reinsurance recoverables	136	16
Net liability for future policy benefits, net of reinsurance	$9,193	$9,504

Undiscounted:
Expected future gross premiums	$39,891	$39,847
Expected future benefit payments	$44,612	$43,770
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$32,286	$34,046
Expected future benefit payments	$27,877	$29,193
Weighted-average duration of the liability	25 years	20 years
Weighted-average interest accretion (original locked-in) rate	1.8%	1.8%
Weighted-average current discount rate at balance sheet date	2.8%	2.4%

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
For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to lapses, partially offset by updates in biometric assumptions associated with mortality and morbidity.
Latin America - Fixed Annuities
The Latin America segment’s fixed annuities products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(2)	1
Adjusted balance	(2)	1
Issuances	785	551
Interest accrual	16	(3)
Net premiums collected	(799)	(549)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$9,265	$7,343

Balance, beginning of period, at original discount rate	$8,240	$6,851
Effect of changes in cash flow assumptions (1)	(5)	(11)
Effect of actual variances from expected experience (2)	(13)	(26)
Adjusted balance	8,222	6,814
Issuances	869	590
Interest accrual	258	213
Benefit payments	(504)	(422)
Inflation adjustment	273	713
Effect of foreign currency translation	(403)	(821)
Ending balance at original discount rate	8,715	7,087
Effect of changes in discount rate assumptions	(59)	394
Effect of foreign currency translation on the effect of changes in discount rate assumptions	6	(87)
Balance, end of period, at current discount rate at balance sheet date	8,662	7,394

Net liability for future policy benefits	$8,662	$7,394

Undiscounted - Expected future benefit payments	$13,204	$10,931
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$8,662	$7,394
Weighted-average duration of the liability	10 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.9%	4.2%
Weighted-average current discount rate at balance sheet date	3.7%	3.4%
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)    For the nine months ended September 30, 2023 and 2022, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuities products of $4 million and $10 million, respectively.
(2)    For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuities products of $2 million. For the nine months ended September 30, 2022, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuities products of $17 million.
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
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,775	$7,058

Balance, beginning of period, at original discount rate	$5,807	$5,699
Effect of changes in cash flow assumptions	(152)	272
Effect of actual variances from expected experience	173	101
Adjusted balance	5,828	6,072
Interest accrual	222	223
Net premiums collected	(438)	(434)
Ending balance at original discount rate	5,612	5,861
Effect of changes in discount rate assumptions	(258)	(142)
Balance, end of period, at current discount rate at balance sheet date	$5,354	$5,719

Present Value of Expected Future Policy Benefits
Balance, beginning of period, at current discount rate at balance sheet date	$19,619	$27,627

Balance, beginning of period, at original discount rate	$20,165	$19,406
Effect of changes in cash flow assumptions	(190)	301
Effect of actual variances from expected experience	194	100
Adjusted balance	20,169	19,807
Interest accrual	801	778
Benefit payments	(579)	(522)
Ending balance at original discount rate	20,391	20,063
Effect of changes in discount rate assumptions	(2,012)	(1,358)
Balance, end of period, at current discount rate at balance sheet date	18,379	18,705

Net liability for future policy benefits	$13,025	$12,986

Undiscounted:
Expected future gross premiums	$10,713	$11,335
Expected future benefit payments	$45,152	$46,011
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,714	$7,126
Expected future benefit payments	$18,379	$18,705
Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.5%	5.5%
Weighted-average current discount rate at balance sheet date	6.3%	6.0%
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
For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in biometric assumptions associated with an increase in incidence rates. For the nine months ended September 30, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.

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
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2023	2022	2023	2022
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,381	$1,595	$455	$655
Less: AOCI adjustment	—	—	(33)	56
Balance, beginning of period, before AOCI adjustment	1,381	1,595	488	599
Effect of changes in cash flow assumptions	$(4)	$8	$(2)	$(1)
Effect of actual variances from expected experience	(9)	2	(32)	(56)
Adjusted balance	1,368	1,605	454	542
Assessments accrual	(3)	(2)	—	(1)
Interest accrual	15	16	5	6
Excess benefits paid	(29)	(31)	—	—
Effect of foreign currency translation and other, net	(158)	(324)	(55)	(117)
Balance, end of period, before AOCI adjustment	1,193	1,264	404	430
Add: AOCI adjustment	—	—	(18)	(28)
Balance, end of period	$1,193	$1,264	$386	$402

Weighted-average duration of the liability	16 years	17 years	43 years	43 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,156	$2,117
Less: AOCI adjustment	(63)	67
Balance, beginning of period, before AOCI adjustment	2,219	2,050
Effect of changes in cash flow assumptions	$38	$35
Effect of actual variances from expected experience	(10)	27
Adjusted balance	2,247	2,112
Assessments accrual	80	77
Interest accrual	92	86
Excess benefits paid	(81)	(90)
Balance, end of period, before AOCI adjustment	2,338	2,185
Add: AOCI adjustment	(65)	(66)
Balance, end of period	2,273	2,119
Less: Reinsurance recoverables	766	741
Balance, end of period, net of reinsurance	$1,507	$1,378

Weighted-average duration of the liability	16 years	16 years
Weighted-average interest accretion rate	5.5%	5.6%
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s revenue and interest recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Nine Months Ended September 30,
	2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
U.S. - Annuities	$4,433	$2,145	$12,627	$1,811
Asia:
Whole and term life & endowments	841	235	880	244
Accident & health	2,580	188	2,773	189
Latin America - Fixed annuities	799	242	549	216
MetLife Holdings - Long-term care	547	579	550	555
Deferred Profit Liabilities:
U.S. - Annuities	N/A	124	N/A	115
Asia:
Whole and term life & endowments	N/A	22	N/A	19
Accident & health	N/A	13	N/A	12
Latin America - Fixed annuities	N/A	17	N/A	15
Additional Insurance Liabilities:
Asia:
Variable life	60	15	37	16
Universal and variable universal life	(20)	5	(8)	6
MetLife Holdings - Universal and variable universal life	559	92	584	86
Other long-duration	3,194	341	2,671	339
Total	$12,993	$4,018	$20,663	$3,623
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$16,098	$15,598
Less: Reinsurance recoverables	2,452	2,629
Net balance, beginning of period	13,646	12,969
Incurred related to:
Current period	19,983	19,391
Prior periods (1)	327	689
Total incurred	20,310	20,080
Paid related to:
Current period	(13,991)	(13,641)
Prior periods	(5,883)	(5,593)
Total paid	(19,874)	(19,234)
Net balance, end of period	14,082	13,815
Add: Reinsurance recoverables	2,523	2,398
Balance, end of period (included in future policy benefits and other policy-related balances)	$16,605	$16,213
__________________
(1)For the nine months ended September 30, 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the current period. For the nine months ended September 30, 2022, incurred claims and claim adjustment expenses include expenses associated with prior periods but reported in the 2022 period, which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
5. Policyholder Account Balances
The Company establishes liabilities for PABs which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	U.S. Group Life	U.S. Capital Markets Investment Products and Stable Value GICs	U.S. Annuities and Risk Solutions	Asia Universal and Variable Universal Life	Asia Fixed Annuities	EMEA Variable Annuities	MetLife Holdings Annuities	MetLife Holdings Life and Other	Other	Total
	(In millions)
Balance at December 31, 2020	$7,586	$62,908	$6,250	$43,868	$31,422	$4,777	$15,727	$13,129	$19,509	$205,176
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	(24)	—	—	2	(493)	(273)	(170)	(958)
Other balance sheet reclassifications upon adoption of the LDTI standard	—	—	7,417	—	—	—	—	—	102	7,519
Balance at January 1, 2021	$7,586	$62,908	$13,643	$43,868	$31,422	$4,779	$15,234	$12,856	$19,441	$211,737

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S.:
Group Life	$7,785	$8,028
Capital Markets Investment Products and Stable Value GICs	63,417	63,723
Annuities and Risk Solutions	17,064	15,549
Asia:
Universal and Variable Universal Life	47,630	46,417
Fixed Annuities	35,480	32,454
EMEA - Variable Annuities	2,571	2,802
MetLife Holdings:
Annuities	12,006	13,286
Life and Other	11,844	12,402
Other	16,136	15,936
Total	$213,933	$210,597

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
U.S.
Group Life
The U.S. segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$8,028	$7,893
Deposits	2,529	2,596
Policy charges	(475)	(458)
Surrenders and withdrawals	(2,432)	(2,057)
Benefit payments	(9)	(7)
Net transfers from (to) separate accounts	1	(2)
Interest credited	143	96
Balance, end of period	$7,785	$8,061

Weighted-average annual crediting rate	2.4%	1.6%
Cash surrender value	$7,721	$8,007

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s group life products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$250,611	N/A	$246,676	N/A
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
The U.S. segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$82	$887	$4,595	$5,564
Equal to or greater than 2% but less than 4%	1,223	10	62	2	1,297
Equal to or greater than 4%	733	1	42	34	810
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	114
Total	$1,956	$93	$991	$4,631	$7,785

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$990	$4,469	$247	$5,706
Equal to or greater than 2% but less than 4%	1,321	53	22	—	1,396
Equal to or greater than 4%	799	1	—	31	831
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	128
Total	$2,120	$1,044	$4,491	$278	$8,061

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Capital Markets Investment Products and Stable Value GICs
The U.S. segment’s capital markets investment products and stable value GICs PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$63,723	$62,521
Deposits	54,674	67,810
Surrenders and withdrawals	(56,873)	(65,880)
Interest credited	1,524	843
Effect of foreign currency translation and other, net	369	(1,756)
Balance, end of period	$63,417	$63,538

Weighted-average annual crediting rate	3.2%	1.8%
Cash surrender value	$2,110	$2,060
The U.S. segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,620	$2,621
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	60,796
Total	$—	$—	$1	$2,620	$63,417

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$22	$3,553	$3,575
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	59,963
Total	$—	$—	$22	$3,553	$63,538

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The U.S. segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$15,549	$14,431
Deposits	2,007	1,324
Policy charges	(133)	(137)
Surrenders and withdrawals	(134)	(95)
Benefit payments	(615)	(560)
Net transfers from (to) separate accounts	54	(26)
Interest credited	469	398
Other	(133)	(228)
Balance, end of period	$17,064	$15,107

Weighted-average annual crediting rate	3.9%	3.7%
Cash surrender value	$7,693	$7,212

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the U.S. segment’s annuities and risk solutions products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$42,043	N/A	$41,435	N/A
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The U.S. segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$22	$1,525	$1,547
Equal to or greater than 2% but less than 4%	260	33	94	437	824
Equal to or greater than 4%	4,363	—	277	6	4,646
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	10,047
Total	$4,623	$33	$393	$1,968	$17,064

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$116	$1,164	$1,280
Equal to or greater than 2% but less than 4%	303	40	124	416	883
Equal to or greater than 4%	4,410	121	57	4	4,592
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	8,352
Total	$4,713	$161	$297	$1,584	$15,107

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$46,417	$46,590
Deposits	5,439	4,421
Policy charges	(888)	(847)
Surrenders and withdrawals	(2,018)	(2,052)
Benefit payments	(393)	(374)
Interest credited	979	759
Effect of foreign currency translation and other, net	(1,906)	(3,783)
Balance, end of period	$47,630	$44,714

Weighted-average annual crediting rate	2.8%	2.2%
Cash surrender value	$40,663	$39,678

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s universal and variable universal life products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$91,861	N/A	$95,274	N/A
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
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$9,986	$25	$233	$729	$10,973
Equal to or greater than 2% but less than 4%	5,742	17,923	5,628	6,633	35,926
Equal to or greater than 4%	256	—	—	—	256
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	475
Total	$15,984	$17,948	$5,861	$7,362	$47,630

September 30, 2022
Equal to or greater than 0% but less than 2%	$9,825	$81	$138	$59	$10,103
Equal to or greater than 2% but less than 4%	20,968	2,834	5,456	4,661	33,919
Equal to or greater than 4%	273	—	—	—	273
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	419
Total	$31,066	$2,915	$5,594	$4,720	$44,714

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Fixed Annuities
Information regarding the Asia segment’s fixed annuities PAB liability in Japan was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$32,454	$30,976
Deposits	6,230	4,997
Policy charges	(2)	(2)
Surrenders and withdrawals	(1,665)	(3,174)
Benefit payments	(1,614)	(1,629)
Interest credited	629	452
Effect of foreign currency translation and other, net	(552)	(1,506)
Balance, end of period	$35,480	$30,114

Weighted-average annual crediting rate	2.5%	2.0%
Cash surrender value	$30,289	$25,727
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the Asia segment’s fixed annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$—	N/A	$—	N/A
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$315	$574	$6,494	$26,811	$34,194
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,280
Total	$315	$580	$6,494	$26,811	$35,480

September 30, 2022
Equal to or greater than 0% but less than 2%	$475	$774	$7,461	$20,042	$28,752
Equal to or greater than 2% but less than 4%	8	—	—	—	8
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,354
Total	$483	$774	$7,461	$20,042	$30,114
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuities PAB liability in the United Kingdom was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$2,802	$4,215
Deposits	3	4
Policy charges	(48)	(57)
Surrenders and withdrawals	(206)	(248)
Benefit payments	(95)	(107)
Interest credited (1)	69	(561)
Effect of foreign currency translation and other, net	46	(636)
Balance, end of period	$2,571	$2,610

Weighted-average annual crediting rate	3.5%	(19.7) %
Cash surrender value	$2,571	$2,610
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the EMEA segment’s variable annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk	$577	$725	$621	$766
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
The EMEA segment’s variable annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	2,571
Total	$—	$—	$—	$—	$2,571

September 30, 2022
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	2,610
Total	$—	$—	$—	$—	$2,610

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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuities PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$13,286	$14,398
Deposits	115	190
Policy charges	(12)	(12)
Surrenders and withdrawals	(1,425)	(998)
Benefit payments	(320)	(308)
Net transfers from (to) separate accounts	48	166
Interest credited	299	304
Other	15	(39)
Balance, end of period	$12,006	$13,701

Weighted-average annual crediting rate	3.2%	3.0%
Cash surrender value	$11,263	$12,728

Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(In millions)
Net amount at risk (3)	$3,970	$923	$5,188	$1,352
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
(3)Includes amounts for certain variable annuities with guarantees, which are also disclosed in “MetLife Holdings – Annuities” in Note 6, due to contracts recorded as PABs, along with related guarantees recorded as MRBs.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$235	$245	$292	$227	$999
Equal to or greater than 2% but less than 4%	2,887	5,828	457	130	9,302
Equal to or greater than 4%	965	274	26	—	1,265
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	440
Total	$4,087	$6,347	$775	$357	$12,006

September 30, 2022
Equal to or greater than 0% but less than 2%	$986	$5	$9	$14	$1,014
Equal to or greater than 2% but less than 4%	10,398	253	130	1	10,782
Equal to or greater than 4%	1,281	40	5	—	1,326
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	579
Total	$12,665	$298	$144	$15	$13,701
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Balance, beginning of period	$12,402	$12,699
Deposits	617	709
Policy charges	(529)	(541)
Surrenders and withdrawals	(892)	(566)
Benefit payments	(120)	(138)
Net transfers from (to) separate accounts	29	35
Interest credited	336	344
Other	1	2
Balance, end of period	$11,844	$12,544

Weighted-average annual crediting rate	3.8%	3.7%
Cash surrender value	$11,360	$12,015

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Information regarding the Company’s net amount at risk, excluding offsets from ceded reinsurance, if any, for the MetLife Holdings segment’s life and other products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits
	(In millions)
Net amount at risk	$68,972	N/A	$72,538	N/A
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
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$19	$54	$73
Equal to or greater than 2% but less than 4%	4,595	172	285	554	5,606
Equal to or greater than 4%	5,109	126	414	15	5,664
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$9,704	$298	$718	$623	$11,844

September 30, 2022
Equal to or greater than 0% but less than 2%	$—	$21	$43	$6	$70
Equal to or greater than 2% but less than 4%	5,097	145	296	566	6,104
Equal to or greater than 4%	5,305	129	421	14	5,869
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,402	$295	$760	$586	$12,544
6. Market Risk Benefits
The Company establishes liabilities for certain retirement assurance and variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
The LDTI transition adjustments related to MRB liabilities, as described in Note 1, were as follows at the Transition Date:

	Asia Retirement Assurance	MetLife Holdings Annuities	Other	Total
	(In millions)
Direct and assumed MRB liabilities at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	247	2,291	251	2,789
Adjustments for the cumulative effect of changes in nonperformance risk between contract issue date and Transition Date	(7)	(54)	(38)	(99)
Adjustments for the difference between the fair value of the MRB balance, excluding the cumulative effect of changes in nonperformance risk, and the historical carrying value	78	4,764	369	5,211
Direct and assumed MRB liabilities at January 1, 2021	$318	$7,001	$582	$7,901

Reinsured MRB assets at December 31, 2020	$—	$—	$—	$—
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	63	63
Adjustments for the difference between previous carrying amounts and fair value measurements	—	—	(12)	$(12)
Reinsured MRB assets at January 1, 2021 (1)	$—	$—	$51	$51
__________________
(1)Reinsured MRB assets are classified within premiums, reinsurance and other receivables on the consolidated balance sheets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023			December 31, 2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$193	$193	$—	$226	$226
MetLife Holdings - Annuities	185	2,453	2,268	153	3,378	3,225
Other	149	92	(57)	127	159	32
Total	$334	$2,738	$2,404	$280	$3,763	$3,483

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature where the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$226	$277

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$233	$284
Attributed fees collected	2	2
Benefit payments	(9)	—
Effect of changes in interest rates	2	(17)
Actual policyholder behavior different from expected behavior	(1)	(1)
Effect of changes in future expected policyholder behavior and other assumptions	(1)	5
Effect of foreign currency translation and other, net	(30)	(58)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	196	215
Cumulative effect of changes in the instrument-specific credit risk	(3)	(10)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	2
Balance, end of period	$193	$207
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the Asia segment’s retirement assurance products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk	$—	$116	$—	$108
Weighted-average attained age of contractholders	N/A	58 years	N/A	57 years
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 12 for additional information on significant unobservable inputs.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$3,225	$5,929

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,360	$6,229
Attributed fees collected	286	293
Benefit payments	(36)	(35)
Effect of changes in interest rates	(881)	(3,364)
Effect of changes in capital markets	(542)	1,189
Effect of changes in equity index volatility	(84)	91
Actual policyholder behavior different from expected behavior	95	(2)
Effect of changes in future expected policyholder behavior and other assumptions (1)	9	(326)
Effect of foreign currency translation and other, net (2)	118	(92)
Effect of changes in risk margin	(46)	(239)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,279	3,744
Cumulative effect of changes in the instrument-specific credit risk	(16)	(209)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	5	(1)
Balance, end of period	$2,268	$3,534
_________________
(1)    For the nine months ended September 30, 2022, the effect of changes in future expected policyholder behavior and other assumptions was primarily driven by changes in policyholder behavior assumptions relating to projected annuitizations for variable annuities.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
Information regarding the Company’s net amount at risk, excluding offsets from hedging, and the weighted-average attained age of the contractholder for the MetLife Holdings segment’s annuities products was as follows at:

	September 30,
	2023		2022
	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)	In the Event of Death (1)	At Annuitization or Exercise of Other Living Benefits (2)
	(Dollars in millions)
Net amount at risk (3)	$3,979	$921	$5,209	$1,452
Weighted-average attained age of contractholders	70 years	70 years	69 years	70 years
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 12 for additional information on significant unobservable inputs.
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
Other
In addition to the disaggregated MRB product rollforwards above, the Company offers other products with guaranteed minimum benefit features across various segments. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 12 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding this liability was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Balance, beginning of period	$32	$491

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$24	$539
Attributed fees collected	23	47
Benefit payments	(23)	(1)
Effect of changes in interest rates	(98)	(509)
Effect of changes in capital markets	(15)	146
Effect of changes in equity index volatility	(4)	34
Actual policyholder behavior different from expected behavior	(21)	25
Effect of changes in future expected policyholder behavior and other assumptions	2	(1)
Effect of foreign currency translation and other, net	37	(174)
Effect of changes in risk margin	(2)	(59)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(77)	47
Cumulative effect of changes in the instrument-specific credit risk	20	(3)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1
Balance, end of period	(57)	45
Less: Reinsurance recoverable	18	20
Balance, end of period, net of reinsurance	$(75)	$25
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The separate account investment objectives are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
U.S.:
Stable Value and Risk Solutions	$40,503	$48,265
Annuities	11,152	11,694
Latin America - Pensions	37,473	39,428
MetLife Holdings - Annuities	27,455	28,499
Other	19,041	18,152
Total	$135,624	$146,038

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
The balances of and changes in separate account liabilities were as follows:

	U.S. Stable Value and Risk Solutions	U.S. Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	1,857	154	6,181	190
Policy charges	(223)	(17)	(219)	(460)
Surrenders and withdrawals	(8,696)	(636)	(4,485)	(2,114)
Benefit payments	(74)	—	(1,301)	(350)
Investment performance	711	(157)	(216)	1,740
Net transfers from (to) general account	(57)	3	—	(49)
Effect of foreign currency translation and other, net (1)	(1,280)	111	(1,915)	(1)
Balance, end of period	$40,503	$11,152	$37,473	$27,455
Nine Months Ended September 30, 2022
Balance, beginning of period	58,473	21,292	37,631	40,173
Premiums and deposits	3,951	896	5,762	202
Policy charges	(240)	(20)	(190)	(511)
Surrenders and withdrawals	(4,748)	(6,628)	(4,330)	(2,242)
Benefit payments	(76)	—	(1,208)	(329)
Investment performance	(5,418)	(3,100)	(571)	(9,450)
Net transfers from (to) general account	85	(59)	—	(166)
Effect of foreign currency translation and other, net (1)	(5,256)	(392)	(4,082)	3
Balance, end of period	$46,771	$11,989	$33,012	$27,680

Cash surrender value at September 30, 2023 (2)	$36,246	N/A	$37,473	$27,320
Cash surrender value at September 30, 2022 (2)	$41,798	N/A	$33,012	$27,523
_____________
(1)    The effect of foreign currency translation and other, net for U.S. stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2023
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$497	$1,073	$2,052	$2,284	$—	$5,906
U.S. government and agency	9,754	—	8,142	—	17	17,913
Public utilities	1,119	306	—	—	4	1,429
Municipals	375	23	—	—	13	411
Corporate bonds:
Materials	145	—	—	—	—	145
Communications	885	7	—	—	4	896
Consumer	1,823	43	—	—	7	1,873
Energy	868	97	—	—	2	967
Financial	2,666	523	5,783	398	15	9,385
Industrial and other	739	43	3,365	—	3	4,150
Technology	552	2	—	—	2	556
Foreign	2,000	—	2,933	26	13	4,972
Total corporate bonds	9,678	715	12,081	424	46	22,944
Total bonds	21,423	2,117	22,275	2,708	80	48,603
Mortgage-backed securities	10,137	—	—	—	34	10,171
Asset-backed securities and collateralized loan obligations	2,658	17	—	—	13	2,688
Redeemable preferred stock	9	—	—	—	—	9
Total fixed maturity securities	34,227	2,134	22,275	2,708	127	61,471
Equity securities:
Common stock:
Industrial, miscellaneous and all other	2,429	2,435	2,160	624	—	7,648
Banks, trust and insurance companies	487	271	333	252	—	1,343
Public utilities	62	16	—	77	—	155
Non-redeemable preferred stock	—	—	—	—	—	—
Mutual funds	9,279	2,653	8,955	86	33,061	54,034
Total equity securities	12,257	5,375	11,448	1,039	33,061	63,180
Other invested assets	1,491	336	3,229	54	—	5,110
Total investments	47,975	7,845	36,952	3,801	33,188	129,761
Other assets	4,818	430	521	91	3	5,863
Total	$52,793	$8,275	$37,473	$3,892	$33,191	$135,624

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
The transition adjustments related to DAC, VOBA, UREV and negative VOBA, as described in Note 1, were as follows at the Transition Date:

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
DAC:
Balance at December 31, 2020	$409	$7,432	$1,344	$1,551	$2,679	$31	$13,446
Removal of related amounts in AOCI	—	2,309	50	—	1,621	—	3,980
Other adjustments upon adoption of the LDTI standard	—	—	—	14	11	—	25
Balance at January 1, 2021	$409	$9,741	$1,394	$1,565	$4,311	$31	$17,451

VOBA:
Balance at December 31, 2020	$25	$1,901	$748	$236	$33	$—	$2,943
Removal of related amounts in AOCI	—	14	8	—	5	—	27
Other adjustments upon adoption of the LDTI standard	—	—	—	(4)	—	—	(4)
Balance at January 1, 2021	$25	$1,915	$756	$232	$38	$—	$2,966

UREV:
Balance at December 31, 2020	$42	$587	$740	$556	$188	$—	$2,113
Removal of related amounts in AOCI	—	1,029	95	(81)	—	—	1,043
Other adjustments upon adoption of the LDTI standard	—	—	—	7	—	—	7
Balance at January 1, 2021	$42	$1,616	$835	$482	$188	$—	$3,163

Negative VOBA:
Balance at December 31, 2020							$738
Reclassification of carrying amounts of contracts and contract features that are market risk benefits							(72)
Balance at January 1, 2021							$666

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	U.S.	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2023	$532	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	152	1,202	470	341	17	7	2,189
Amortization	(53)	(518)	(306)	(245)	(194)	(8)	(1,324)
Effect of foreign currency translation and other, net	—	(600)	125	(27)	—	—	(502)
Balance at September 30, 2023	$631	$10,354	$1,831	$1,549	$3,614	$28	$18,007

Balance at January 1, 2022	$464	$10,058	$1,361	$1,472	$4,029	$31	$17,415
Capitalizations	93	1,120	357	316	22	7	1,915
Amortization	(47)	(476)	(267)	(234)	(207)	(7)	(1,238)
Effect of foreign currency translation and other, net	—	(1,217)	(20)	(180)	—	(4)	(1,421)
Balance at September 30, 2022	$510	$9,485	$1,431	$1,374	$3,844	$27	$16,671

VOBA:
Balance at January 1, 2023	$19	$1,290	$545	$127	$28	$—	$2,009
Acquisitions	—	—	—	—	—	—	—
Amortization	(2)	(69)	(38)	(12)	(3)	—	(124)
Effect of foreign currency translation and other, net	—	(144)	(10)	(1)	—	—	(155)
Balance at September 30, 2023	$17	$1,077	$497	$114	$25	$—	$1,730

Balance at January 1, 2022	$22	$1,593	$591	$154	$31	$—	$2,391
Acquisitions	—	—	—	—	—	—	—
Amortization	(2)	(78)	(38)	(16)	(2)	—	(136)
Effect of foreign currency translation and other, net	—	(316)	(51)	(13)	—	—	(380)
Balance at September 30, 2022	$20	$1,199	$502	$125	$29	$—	$1,875

Total DAC and VOBA:
Balance at September 30, 2023							$19,737
Balance at September 30, 2022							$18,546
Balance at December 31, 2022							$19,653
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
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2023
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$36	$2,382	$848	$559	$281	$4,106
Deferrals	2	477	108	71	41	699
Amortization	(5)	(129)	(87)	(47)	(16)	(284)
Effect of foreign currency translation and other, net	—	(49)	85	4	—	40
Balance, end of period	$33	$2,681	$954	$587	$306	$4,561

	Nine Months Ended September 30, 2022
	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$38	$2,033	$795	$521	$238	$3,625
Deferrals	4	417	100	90	45	656
Amortization	(5)	(96)	(90)	(46)	(12)	(249)
Effect of foreign currency translation and other, net	—	(110)	1	(32)	—	(141)
Balance, end of period	$37	$2,244	$806	$533	$271	$3,891
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block liabilities and assets designated to the closed block was as follows at:

	September 30, 2023	December 31, 2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,392	$37,222
Other policy-related balances	253	273
Policyholder dividends payable	181	181
Current income tax payable	9	—
Other liabilities	684	455
Total closed block liabilities	37,519	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	18,740	19,648
Equity securities, at estimated fair value	13	13
Mortgage loans	6,244	6,564
Policy loans	3,983	4,084
Real estate and real estate joint ventures	669	635
Other invested assets	600	692
Total investments	30,249	31,636
Cash and cash equivalents	659	437
Accrued investment income	384	375
Premiums, reinsurance and other receivables	65	52
Current income tax recoverable	—	88
Deferred income tax asset	575	423
Total assets designated to the closed block	31,932	33,011
Excess of closed block liabilities over assets designated to the closed block	5,587	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(1,864)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	209	262
Total amounts included in AOCI	(1,655)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,932	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(In millions)
Balance, beginning of period	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	(1,682)
Balance, end of period	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$219	$267	$680	$816
Net investment income	345	326	1,024	1,039
Net investment gains (losses)	4	(4)	13	(52)
Net derivative gains (losses)	(2)	28	1	39
Total revenues	566	617	1,718	1,842
Expenses
Policyholder benefits and claims	403	459	1,261	1,404
Policyholder dividends	89	96	275	358
Other expenses	21	22	65	68
Total expenses	513	577	1,601	1,830
Revenues, net of expenses before provision for income tax expense (benefit)	53	40	117	12
Provision for income tax expense (benefit)	11	9	24	3
Revenues, net of expenses and provision for income tax expense (benefit)	$42	$31	$93	$9
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	September 30, 2023					December 31, 2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$88,733	$(67)	$877	$10,991	$78,552	$88,466	$(29)	$1,133	$9,540	$80,030
Foreign corporate	58,674	(2)	1,026	8,321	51,377	59,696	(5)	1,213	8,332	52,572
Foreign government	46,754	(89)	1,251	5,231	42,685	50,047	(130)	1,876	5,046	46,747
U.S. government and agency	37,678	—	146	6,095	31,729	35,658	—	431	3,860	32,229
RMBS	31,675	(1)	156	4,045	27,785	29,496	—	187	3,518	26,165
ABS & CLO	18,286	(7)	32	899	17,412	17,991	—	23	1,192	16,822
Municipals	13,057	—	164	1,874	11,347	13,548	—	317	1,713	12,152
CMBS	11,324	(16)	33	1,246	10,095	11,123	(19)	59	1,100	10,063
Total fixed maturity securities AFS	$306,181	$(182)	$3,685	$38,702	$270,982	$306,025	$(183)	$5,239	$34,301	$276,780
The Company held non-income producing fixed maturity securities AFS with an estimated fair value of $99 million and $82 million at September 30, 2023 and December 31, 2022, respectively, with unrealized gains (losses) of ($53) million and ($3) million at September 30, 2023 and December 31, 2022, respectively.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$9,482	$50,121	$53,087	$132,048	$61,261	$305,999
Estimated fair value	$9,521	$48,486	$49,128	$108,555	$55,292	$270,982
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

	September 30, 2023				December 31, 2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$16,557	$1,087	$43,815	$9,865	$55,210	$7,573	$6,484	$1,965
Foreign corporate	8,019	460	30,876	7,861	31,932	5,999	8,956	2,332
Foreign government	5,936	353	19,017	4,869	16,568	2,170	8,308	2,874
U.S. government and agency	15,586	1,690	12,076	4,405	20,436	2,784	4,177	1,076
RMBS	7,147	285	16,586	3,759	16,223	1,890	6,650	1,628
ABS & CLO	2,628	73	11,852	826	10,924	712	4,326	480
Municipals	2,537	161	5,123	1,713	7,277	1,514	482	199
CMBS	2,005	123	6,730	1,118	6,890	764	2,037	335
Total fixed maturity securities AFS	$60,415	$4,232	$146,075	$34,416	$165,460	$23,406	$41,420	$10,889
Investment grade	$57,520	$4,115	$139,793	$33,441	$157,654	$22,713	$38,785	$10,298
Below investment grade	2,895	117	6,282	975	7,806	693	2,635	591
Total fixed maturity securities AFS	$60,415	$4,232	$146,075	$34,416	$165,460	$23,406	$41,420	$10,889
Total number of securities in an unrealized loss position	6,726		13,507		15,204		4,303

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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $4.4 billion for the nine months ended September 30, 2023 to $38.6 billion primarily due to increases in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by impairments in connection with a pending reinsurance transaction, and narrowing credit spreads.
Gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater were $34.4 billion at September 30, 2023, or 89% of the total gross unrealized losses on securities without an ACL.
Investment Grade Fixed Maturity Securities AFS
Of the $34.4 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $33.4 billion, or 97%, were related to 12,591 investment grade securities. Unrealized losses on investment grade securities are principally related to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Below Investment Grade Fixed Maturity Securities AFS
Of the $34.4 billion of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater, $975 million, or 3%, were related to 916 below investment grade securities. Unrealized losses on below investment grade securities are principally related to U.S. corporate and foreign corporate securities (primarily consumer, transportation and communications) and foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty, as well as with respect to fixed-rate securities, rising interest rates since purchase. Management evaluates U.S. corporate and foreign corporate securities based on several factors such as expected cash flows, financial condition and near-term and long-term prospects of the issuers. Management evaluates foreign government securities based on factors impacting the issuers such as expected cash flows, financial condition of the issuers and any country specific economic conditions or public sector programs to restructure foreign government securities.
Current Period Evaluation
At September 30, 2023, with respect to securities in an unrealized loss position without an ACL, the Company did not intend to sell these securities, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Based on the Company’s current evaluation of its securities in an unrealized loss position without an ACL, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2023.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Three Months Ended September 30, 2023	(In millions)

Balance, at beginning of period	$69	$2	$115	$—	$—	$11	$197
ACL not previously recorded	—	—	—	1	7	2	10
Changes for securities with previously recorded ACL	—	—	(7)	—	—	3	(4)
Securities sold or exchanged	(2)	—	(19)	—	—	—	(21)
Effect of foreign currency translation	—	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$67	$2	$89	$1	$7	$16	$182
Three Months Ended September 30, 2022
Balance, at beginning of period	$28	$53	$166	$—	$—	$14	$261
ACL not previously recorded	—	—	—	—	—	5	5
Changes for securities with previously recorded ACL	2	(1)	(19)	—	—	—	(18)
Securities sold or exchanged	—	(39)	—	—	—	—	(39)
Effect of foreign currency translation	—	—	(11)	—	—	—	(11)
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$30	$13	$136	$—	$—	$19	$198

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2023
Balance, at beginning of period	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	1	7	2	46
Changes for securities with previously recorded ACL	6	—	(22)	—	—	6	(10)
Securities sold or exchanged	(4)	(3)	(19)	—	—	(11)	(37)
Effect of foreign currency translation	—	—	—	—	—	—	—
Write-offs	—	—	—	—	—	—	—
Balance, at end of period	$67	$2	$89	$1	$7	$16	$182
Nine Months Ended September 30, 2022
Balance, at beginning of period	$30	$28	$19	$—	$—	$14	$91
ACL not previously recorded	13	67	207	—	—	5	292
Changes for securities with previously recorded ACL	17	1	(42)	—	—	—	(24)
Securities sold or exchanged	(8)	(83)	(37)	—	—	—	(128)
Effect of foreign currency translation	—	—	(11)	—	—	—	(11)
Write-offs	(22)	—	—	—	—	—	(22)
Balance, at end of period	$30	$13	$136	$—	$—	$19	$198
Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

	September 30, 2023			December 31, 2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$414	$225	$639	$1,347	$195	$1,542
Non-redeemable preferred stock	105	(2)	103	148	(6)	142
Total	$519	$223	$742	$1,495	$189	$1,684
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

	September 30, 2023			December 31, 2022
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
		(In millions)
Unit-linked investments	$7,581	$625	$8,206	$7,945	$288	$8,233
FVO Securities	1,086	388	1,474	1,161	274	1,435
Total	$8,667	$1,013	$9,680	$9,106	$562	$9,668
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2023		December 31, 2022
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial (2)	$60,051	65.1%	$52,502	62.7%
Agricultural	19,898	21.6	19,306	23.0
Residential	12,986	14.1	12,482	14.9
Total amortized cost	92,935	100.8	84,290	100.6
Allowance for credit loss	(705)	(0.8)	(527)	(0.6)
Total mortgage loans	$92,230	100.0%	$83,763	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $8.2 billion at amortized cost ($8.0 billion commercial and $240 million agricultural) and the related ACL of $66 million, with the corresponding mortgage loan secured financing liability of $8.2 billion included in Other liabilities on the consolidated balance sheet. The investment income on these mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability were each $95 million and $310 million for the three and nine months ended September 30, 2023, and were recorded in investment income and investment expenses, respectively, both within net investment income. See Note 1.
(2)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value, of $199 million, net of the estimated fair value adjustment of $56 million as of September 30, 2023. See Note 1.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($737) million and ($744) million at September 30, 2023 and December 31, 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2023 was $267 million, $178 million and $92 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $219 million, $176 million and $81 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $221 million and $1.2 billion for the three months and nine months ended September 30, 2023, respectively, and $462 million and $2.2 billion for the three months and nine months ended September 30, 2022, respectively.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$218	$119	$190	$527	$340	$88	$206	$634
Provision (release)	147	52	2	201	(11)	52	(64)	(23)
Charge-offs, net of recoveries	(10)	(13)	—	(23)	(120)	(22)	(2)	(144)
Balance, end of period	$355	$158	$192	$705	$209	$118	$140	$467

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Allowance for Credit Loss Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses). Mortgage loans to be disposed of in connection with a pending reinsurance transaction are carried at the lower of amortized cost or estimated fair value.
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
Commercial mortgage loans:
For the three months ended September 30, 2023, the Company granted a short-term extension on a loan with an amortized cost of $145 million. In addition, the Company further extended the term of a loan modified in the first and second quarters of 2023 by an additional two months. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.
For the nine months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $367 million. These modifications added a weighted-average of less than one year to the life of the modified loans. These modified loans represent less than 1% of the portfolio segment.
Residential mortgage loans:
For the three months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $1 million, other-than-insignificant payment delays on loans with an amortized cost of $8 million, and term extensions and other-than-insignificant payment delays on loans with an amortized cost of $6 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of eight years to the life of the modified loans.
For the nine months ended September 30, 2023, the Company granted term extensions on loans with an amortized cost of $6 million, other-than-insignificant payment delays on loans with an amortized cost of $13 million, term extensions and other-than-insignificant payment delays on loans with an amortized cost of $15 million and term extensions, other-than-insignificant payment delays and interest rate reductions on loans with an amortized cost of $4 million. These modified loans represent less than 1% of the portfolio segment. These loan modifications added a weighted-average of nine years to the life of the modified loans, capitalized or deferred amounts due and reduced the weighted average interest rate of the modified loans from 5.8% to 4.2%.
For both the three months and nine months ended September 30, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that were not considered current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,058	$5,013	$4,334	$1,951	$4,210	$13,598	$2,705	$33,869	56.4%
65% to 75%	210	3,154	1,986	1,696	2,122	6,379	—	15,547	25.9
76% to 80%	4	414	284	385	1,271	1,763	—	4,121	6.9
Greater than 80%	10	157	795	691	1,046	3,815	—	6,514	10.8
Total	$2,282	$8,738	$7,399	$4,723	$8,649	$25,555	$2,705	$60,051	100.0%
DSCR:
> 1.20x	$1,570	$7,068	$6,841	$4,348	$7,280	$22,272	$2,408	$51,787	86.2%
1.00x - 1.20x	522	637	514	35	640	1,867	297	4,512	7.5
<1.00x	190	1,033	44	340	729	1,416	—	3,752	6.3
Total	$2,282	$8,738	$7,399	$4,723	$8,649	$25,555	$2,705	$60,051	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$863	$2,805	$2,673	$2,803	$1,756	$6,092	$1,405	$18,397	92.4%
65% to 75%	29	97	302	164	28	537	137	1,294	6.5
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	6	—	—	—	132	52	6	196	1.0
Total	$898	$2,902	$2,975	$2,967	$1,916	$6,692	$1,548	$19,898	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$490	$2,579	$1,462	$341	$940	$6,740	$—	$12,552	96.7%
Nonperforming (1)	1	37	23	13	45	315	—	434	3.3
Total	$491	$2,616	$1,485	$354	$985	$7,055	$—	$12,986	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $152 million and $146 million at September 30, 2023 and December 31, 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $1.4 billion, or 2% of total commercial and agricultural mortgage loans, at September 30, 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both September 30, 2023 and December 31, 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Commercial	$87	$6	$17	$6	$365	$169
Agricultural	91	124	15	21	235	131
Residential	434	473	17	12	418	462
Total	$612	$603	$49	$39	$1,018	$762
The amortized cost for nonaccrual commercial, agricultural and residential mortgage loans at beginning of year 2022 was $155 million, $225 million and $442 million, respectively. The amortized cost for nonaccrual commercial mortgage loans without an ACL was $150 million at September 30, 2023. There were no nonaccrual commercial mortgage loans without an ACL at December 31, 2022. The amortized cost for nonaccrual agricultural mortgage loans without an ACL was $61 million and $7 million at September 30, 2023 and December 31, 2022, respectively. There were no nonaccrual residential mortgage loans without an ACL at September 30, 2023 and December 31, 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2023	December 31, 2022	Three Months Ended September 30,		Nine Months Ended September 30,
			2023	2022	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,310	$4,523	$89	$95	$271	$299
Other real estate	498	487	71	89	206	189
Real estate joint ventures	8,325	8,127	(64)	100	(218)	503
Total real estate and real estate joint ventures	$13,133	$13,137	$96	$284	$259	$991
The carrying value of wholly-owned real estate acquired through foreclosure was $188 million and $182 million at September 30, 2023 and December 31, 2022, respectively. Depreciation expense on real estate investments was $26 million and $84 million for the three months and nine months ended September 30, 2023, respectively, and $29 million and $88 million for the three months and nine months ended September 30, 2022, respectively. Real estate investments were net of accumulated depreciation of $917 million and $863 million at September 30, 2023 and December 31, 2022, respectively.
Leases
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, and property type and geographic diversification.
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
The investment in leveraged and direct financing leases, net of ACL, was $732 million and $1.3 billion, respectively, at September 30, 2023 and $731 million and $1.2 billion, respectively, at December 31, 2022. The ACL for leveraged and direct financing leases was $21 million and $26 million at September 30, 2023 and December 31, 2022, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.1 billion and $10.0 billion, principally at estimated fair value, at September 30, 2023 and December 31, 2022, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	September 30,	December 31,
	2023	2022
	(In millions)
Japan	$21,185	$24,295
South Korea	$5,460	$5,887
Mexico	$3,511	$3,463
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2023			December 31, 2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$10,377	$10,617	$10,241	$11,756	$12,092	$11,833
Repurchase agreements	$3,030	$2,975	$2,898	$3,176	$3,125	$3,057
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(1)These securities were included within fixed maturity securities AFS, short-term investments, and cash equivalents at September 30, 2023 and within fixed maturity securities AFS and short term investments at December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2023					December 31, 2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,934	$4,288	$3,089	$—	$9,311	$1,945	$5,448	$3,101	$—	$10,494
Foreign government	—	194	840	—	1,034	—	422	922	—	1,344
Agency RMBS	—	173	99	—	272	—	63	191	—	254
Total	$1,934	$4,655	$4,028	$—	$10,617	$1,945	$5,933	$4,214	$—	$12,092
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$3,125	$—	$—	$3,125
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

	September 30, 2023	December 31, 2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,488	$1,514
Invested assets held in trust (external reinsurance agreements) (1)	844	881
Invested assets pledged as collateral (2)	27,119	25,442
Total invested assets on deposit, held in trust and pledged as collateral	$29,451	$27,837
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $1.9 billion at September 30, 2023 and December 31, 2022, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, secured debt and short-term debt related to repurchase agreements and a collateral financing arrangement (see Notes 4, 13 and 14 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report) and derivative transactions (see Note 11).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, Note 9 for information regarding investments designated to the closed block and Note 1 for investments to be disposed of in connection with a pending reinsurance transaction. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $737 million and $729 million, at redemption value, at September 30, 2023 and December 31, 2022, respectively.
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2023		December 31, 2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$276	$1	$266	$1
Renewable energy partnership (primarily other invested assets)	71	—	76	—
Total	$347	$1	$342	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2023		December 31, 2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$52,796	$52,796	$51,422	$51,422
Other limited partnership interests	14,078	19,884	13,244	18,906
Other invested assets	1,209	1,337	1,310	1,387
Other investments (Real estate joint ventures and FVO Securities)	977	1,028	945	948
Total	$69,060	$75,045	$66,921	$72,663
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO Securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2023 or 2022.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS	$3,314	$2,903	$9,681	$8,449
Equity securities	5	14	27	26
FVO Securities	(17)	(43)	81	(197)
Mortgage loans	1,189	899	3,536	2,556
Policy loans	120	115	358	345
Real estate and REJV	96	284	259	991
OLPI	206	(194)	456	900
Cash, cash equivalents and short-term investments	268	103	733	183
Operating joint ventures	4	12	36	61
Other	180	156	458	503
Subtotal investment income	5,365	4,249	15,625	13,817
Less: Investment expenses	544	343	1,686	858
Subtotal, net	4,821	3,906	13,939	12,959
Unit-linked investments	4	(321)	603	(1,507)
Net investment income	$4,825	$3,585	$14,542	$11,452

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO Securities and Unit-linked investments)	$47	$30	$126	$139
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO Securities and Unit-linked investments)	(80)	(403)	572	(1,812)
Net realized and unrealized gains (losses) recognized in NII	$(33)	$(373)	$698	$(1,673)

Changes in estimated fair value subsequent to purchase of FVO Securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$(63)	$(304)	$506	$(1,482)

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$95	$(135)	$174	$1,339
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2023	2022	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(698)	$(286)	$(2,274)	$(1,555)
Equity securities	(14)	(23)	66	(115)
Mortgage loans (1)	11	47	(194)	139
Real estate and REJV (excluding changes in estimated fair value)	1	—	32	163
OLPI (excluding changes in estimated fair value)	—	(1)	12	15
Other gains (losses) (2)	(161)	54	(141)	230
Subtotal	(861)	(209)	(2,499)	(1,123)
Change in estimated fair value of OLPI and REJV	(3)	(18)	(6)	(12)
Non-investment portfolio gains (losses)	(63)	(184)	(145)	(475)
Subtotal	(66)	(202)	(151)	(487)
Net investment gains (losses)	$(927)	$(411)	$(2,650)	$(1,610)

Transaction Type
Realized gains (losses) on investments sold or disposed	$(281)	$(252)	$(847)	$(908)
Impairment (losses) (1), (2)	(591)	(3)	(1,496)	(38)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	25	72	(199)	(87)
Unrealized net gains (losses) recognized in earnings	(17)	(44)	37	(102)
Total recognized gains (losses)	8	28	(162)	(189)
Non-investment portfolio gains (losses)	(63)	(184)	(145)	(475)
Net investment gains (losses)	$(927)	$(411)	$(2,650)	$(1,610)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$(10)	$(25)	$9	$(87)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$2	$(15)	$(20)	$45

Foreign currency gains (losses)	$(21)	$(62)	$(7)	$(73)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(281)	$(252)	$(847)	$(908)
Recognized in NII	47	30	126	139
Net realized investment gains (losses) from sales and disposals of investments	$(234)	$(222)	$(721)	$(769)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(1)     Includes ($438) million and ($1.3) billion of impairments for fixed maturity securities AFS; and ($12) million and ($56) million of adjustments to lower of amortized cost or estimated fair value for mortgage loans, during the three months and nine months ended September 30, 2023, respectively, relating to investments to be disposed of in connection with a pending reinsurance transaction. See Note 1.
(2)     See Note 3 for information regarding the Company’s pending disposition of MetLife Malaysia.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2023	2022	2023	2022
	(In millions)
Proceeds	$9,263	$15,484	$32,719	$50,218
Gross investment gains	$63	$124	$429	$464
Gross investment (losses)	(334)	(457)	(1,403)	(1,861)
Realized gains (losses) on sales and disposals	(271)	(333)	(974)	(1,397)
Net credit loss (provision) release (change in ACL recognized in earnings)	17	50	—	(120)
Impairment (losses)	(444)	(3)	(1,300)	(38)
Net credit loss (provision) release and impairment (losses)	(427)	47	(1,300)	(158)
Net investment gains (losses)	$(698)	$(286)	$(2,274)	$(1,555)

Equity Securities
Realized gains (losses) on sales and disposals	$—	$3	$22	$(27)
Unrealized net gains (losses) recognized in earnings	(14)	(26)	44	(88)
Net investment gains (losses)	$(14)	$(23)	$66	$(115)
11. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for a description of the Company’s accounting policies for derivatives and Note 12 for information about the fair value hierarchy for derivatives.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2023			December 31, 2022
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,551	$1,107	$655	$4,143	$1,353	$467
Foreign currency swaps	Foreign currency exchange rate	1,496	70	15	602	82	—
Foreign currency forwards	Foreign currency exchange rate	586	—	102	1,336	10	89
Subtotal		6,633	1,177	772	6,081	1,445	556
Cash flow hedges:
Interest rate swaps	Interest rate	4,306	6	356	4,107	8	262
Interest rate forwards	Interest rate	6,261	—	1,143	7,447	1	1,354
Foreign currency swaps	Foreign currency exchange rate	42,615	2,929	1,514	42,608	3,554	1,699
Subtotal		53,182	2,935	3,013	54,162	3,563	3,315
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	689	66	—	680	—	38
Currency options	Foreign currency exchange rate	3,000	416	—	3,000	236	—
Subtotal		3,689	482	—	3,680	236	38
Total qualifying hedges		63,504	4,594	3,785	63,923	5,244	3,909
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	28,544	1,374	1,376	31,661	1,660	1,354
Interest rate floors	Interest rate	19,645	30	—	25,270	125	—
Interest rate caps	Interest rate	42,165	680	—	48,290	950	—
Interest rate futures	Interest rate	903	3	1	1,453	2	1
Interest rate options	Interest rate	42,910	418	272	44,391	473	88
Interest rate forwards	Interest rate	1,878	—	121	381	—	32
Synthetic GICs	Interest rate	49,003	—	—	46,316	—	—
Foreign currency swaps	Foreign currency exchange rate	11,992	1,409	370	12,815	1,454	383
Foreign currency forwards	Foreign currency exchange rate	15,648	105	1,136	16,195	544	661
Currency futures	Foreign currency exchange rate	311	—	—	333	8	—
Currency options	Foreign currency exchange rate	15	1	—	—	—	—
Credit default swaps — purchased	Credit	2,890	10	73	2,925	18	79
Credit default swaps — written	Credit	13,012	167	21	11,512	133	28
Equity futures	Equity market	2,648	9	4	2,988	8	4
Equity index options	Equity market	21,165	542	246	16,701	765	323
Equity variance swaps	Equity market	141	4	1	163	4	1
Equity total return swaps	Equity market	1,932	120	—	2,799	23	112
Total non-designated or nonqualifying derivatives		254,802	4,872	3,621	264,193	6,167	3,066
Total		$318,306	$9,466	$7,406	$328,116	$11,411	$6,975

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	September 30, 2023			December 31, 2022
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$7,912	$9	$902	$9,098	$41	$764
Foreign currency exchange rate	770	3	23	887	26	2
Equity market	6,447	226	167	8,829	233	381
	$15,129	$238	$1,092	$18,814	$300	$1,147
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were ($740) million and ($318) million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2023 and December 31, 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	$—	$(230)	$(60)	$—	N/A
Hedged items	3	—	—	223	59	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	12	(19)	—	—	(27)	—	N/A
Hedged items	(12)	14	—	—	26	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	—	—	—	—	N/A
Subtotal	1	(7)	—	(7)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(711)
Amount of gains (losses) reclassified from AOCI into income	11	17	—	—	—	—	(28)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(293)
Amount of gains (losses) reclassified from AOCI into income	1	(301)	—	—	—	1	299
Foreign currency transaction gains (losses) on hedged items	—	288	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	12	4	—	—	—	1	(733)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	5	N/A	N/A	N/A	N/A	74
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	10
Subtotal	N/A	5	N/A	N/A	N/A	N/A	84
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(1,105)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(556)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	30	—	—	—	N/A
Credit derivatives — written (1)	—	—	(40)	—	—	—	N/A
Equity derivatives (1)	8	—	120	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	13	—	—	—	N/A
Subtotal	8	—	(1,538)	—	—	—	N/A
Earned income on derivatives	82	—	230	(3)	(43)	—	—
Synthetic GICs	N/A	N/A	20	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	86	—	N/A	N/A	N/A
Total	$103	$2	$(1,202)	$(10)	$(45)	$1	$(649)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Three Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	$—	$(241)	$(74)	$—	N/A
Hedged items	(1)	—	—	216	70	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	67	(97)	—	—	—	—	N/A
Hedged items	(68)	94	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	20	—	—	—	—	N/A
Subtotal	—	17	—	(25)	(4)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(500)
Amount of gains (losses) reclassified from AOCI into income	15	(16)	—	—	—	1	—
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,475
Amount of gains (losses) reclassified from AOCI into income	1	(567)	—	—	—	—	566
Foreign currency transaction gains (losses) on hedged items	—	558	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	16	(25)	—	—	—	1	1,541
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	29
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	19
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	48
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(689)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(55)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	7	—	—	—	N/A
Credit derivatives — written (1)	—	—	1	—	—	—	N/A
Equity derivatives (1)	8	—	279	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	(19)	—	—	—	N/A
Subtotal	8	—	(476)	—	—	—	N/A
Earned income on derivatives	107	—	258	24	(37)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(8)	—	N/A	N/A	N/A
Total	$131	$(8)	$(226)	$(1)	$(41)	$1	$1,589

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Nine Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	$—	$(239)	$(59)	$—	N/A
Hedged items	3	—	—	218	57	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	(73)	—	—	(14)	—	N/A
Hedged items	9	56	—	—	15	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	—	—	—	—	N/A
Subtotal	(1)	(19)	—	(21)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(369)
Amount of gains (losses) reclassified from AOCI into income	38	77	—	—	—	—	(115)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(715)
Amount of gains (losses) reclassified from AOCI into income	3	10	—	—	—	2	(15)
Foreign currency transaction gains (losses) on hedged items	—	(2)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	41	85	—	—	—	2	(1,215)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	5	N/A	N/A	N/A	N/A	280
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	37
Subtotal	N/A	5	N/A	N/A	N/A	N/A	317
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	—	(1,381)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	—	—	(1,518)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	(1)	—	—	—	N/A
Credit derivatives — written (1)	—	—	48	—	—	—	N/A
Equity derivatives (1)	(34)	—	(801)	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	455	—	—	—	N/A
Subtotal	(34)	—	(3,198)	—	—	—	N/A
Earned income on derivatives	157	—	802	5	(111)	—	—
Synthetic GICs	N/A	N/A	56	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	51	—	N/A	N/A	N/A
Total	$163	$71	$(2,289)	$(16)	$(112)	$2	$(898)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Nine Months Ended September 30, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$9	$—	$—	$(937)	$(248)	$—	N/A
Hedged items	(9)	—	—	879	239	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	160	(348)	—	—	—	—	N/A
Hedged items	(159)	339	—	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	81	—	—	—	—	N/A
Subtotal	1	72	—	(58)	(9)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(2,167)
Amount of gains (losses) reclassified from AOCI into income	46	44	—	—	—	3	(93)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	2,676
Amount of gains (losses) reclassified from AOCI into income	4	(1,405)	—	—	—	1	1,400
Foreign currency transaction gains (losses) on hedged items	—	1,386	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	50	25	—	—	—	4	1,816
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	240
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	75
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	315
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	—	(3,576)	—	—	—	N/A
Foreign currency exchange rate derivatives (1)	2	—	(795)	—	—	—	N/A
Credit derivatives — purchased (1)	—	—	99	—	—	—	N/A
Credit derivatives — written (1)	—	—	(244)	—	—	—	N/A
Equity derivatives (1)	53	—	1,299	—	—	—	N/A
Foreign currency transaction gains (losses) on hedged items	—	—	275	—	—	—	N/A
Subtotal	58	—	(2,942)	—	—	—	N/A
Earned income on derivatives	330	—	746	100	(91)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	49	—	N/A	N/A	N/A
Total	$439	$97	$(2,147)	$42	$(100)	$4	$2,131
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$526	$1,411	$1	$1
Mortgage loans	$317	$331	$(15)	$(19)
Future policy benefits	$(2,579)	$(2,816)	$431	$199
Policyholder account balances	$(1,744)	$(1,789)	$151	$104
__________________
(1)Includes ($119) million and ($136) million of hedging adjustments on discontinued hedging relationships at September 30, 2023 and December 31, 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $1 million and $28 million for the three months and nine months ended September 30, 2023, respectively, and $19 million and $21 million for the three months and nine months ended September 30, 2022, respectively.
At both September 30, 2023 and December 31, 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed six years.
At September 30, 2023 and December 31, 2022, the balance in AOCI associated with cash flow hedges was $762 million and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2023, the Company expected to reclassify ($1) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At September 30, 2023 and December 31, 2022, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $752 million and $435 million, respectively. At September 30, 2023 and December 31, 2022, the carrying amount of debt designated as a non-derivative hedging instrument was $281 million and $318 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2023			December 31, 2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$155	1.6	$3	$158	2.2
Credit default swaps referencing indices	72	4,351	2.6	79	4,251	3.4
Subtotal	74	4,506	2.6	82	4,409	3.4
Baa
Single name credit default swaps (3)	1	95	2.3	1	81	2.5
Credit default swaps referencing indices	75	8,189	5.6	28	6,775	5.6
Subtotal	76	8,284	5.6	29	6,856	5.5
Ba
Single name credit default swaps (3)	(1)	37	1.2	—	62	1.3
Credit default swaps referencing indices	2	25	3.2	2	25	4.0
Subtotal	1	62	2.0	2	87	2.1
B
Credit default swaps referencing indices	2	130	5.2	2	130	4.7
Subtotal	2	130	5.2	2	130	4.7
Caa
Credit default swaps referencing indices	(7)	30	2.7	(10)	30	3.5
Subtotal	(7)	30	2.7	(10)	30	3.5
Total	$146	$13,012	4.5	$105	$11,512	4.7
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
See Note 12 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2023		December 31, 2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$9,587	$7,159	$11,438	$6,628
OTC-cleared (1)	108	287	121	342
Exchange-traded	12	5	18	5
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	9,707	7,451	11,577	6,975
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(4,261)	(4,261)	(4,579)	(4,579)
OTC-cleared	(9)	(9)	(33)	(33)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,934)	—	(5,432)	—
OTC-cleared	(79)	(273)	(35)	(295)
Exchange-traded	—	(2)	—	(3)
Securities collateral: (5)
OTC-bilateral	(1,241)	(2,879)	(1,322)	(2,024)
OTC-cleared	—	(5)	—	(14)
Exchange-traded	—	(1)	—	(1)
Net amount after application of master netting agreements and collateral	$182	$20	$175	$25
__________________
(1)At September 30, 2023 and December 31, 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $241 million and $166 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $45 million and $0, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
(2)Estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.
(3)Cash collateral received by the Company for OTC-bilateral and OTC-cleared derivatives, where the central clearinghouse treats variation margin as collateral, is included in cash and cash equivalents, short-term investments or in fixed maturity securities AFS, and the obligation to return it is included in payables for collateral under securities loaned and other transactions on the balance sheet. For certain collateral agreements, cash collateral is pledged to the Company as initial margin on its OTC-bilateral derivatives.
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2023 and December 31, 2022, the Company received excess cash collateral of $192 million and $252 million, respectively, and provided excess cash collateral of $97 million and $125 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2023 and December 31, 2022, the Company received excess securities collateral with an estimated fair value of $326 million and $398 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2023 and December 31, 2022, the Company provided excess securities collateral with an estimated fair value of $1.1 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $865 million and $1.0 billion, respectively, for its OTC-cleared derivatives, and $100 million and $184 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement and payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2023, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

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

	September 30, 2023			December 31, 2022
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,864	$34	$2,898	$2,049	$—	$2,049
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,295	$49	$3,344	$2,267	$—	$2,267
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2023	December 31, 2022
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(151)	$(123)
Fixed annuities with equity indexed returns	Policyholder account balances	156	140
Total		$5	$17
12. Fair Value
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	September 30, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$65,883	$12,669	$78,552
Foreign corporate	—	38,779	12,598	51,377
Foreign government	—	42,642	43	42,685
U.S. government and agency	16,204	15,525	—	31,729
RMBS	52	25,783	1,950	27,785
ABS & CLO	—	15,221	2,191	17,412
Municipals	—	11,347	—	11,347
CMBS	—	9,331	764	10,095
Total fixed maturity securities AFS	16,256	224,511	30,215	270,982
Equity securities	406	92	244	742
Unit-linked and FVO Securities (1)	7,054	1,557	1,069	9,680
Short-term investments (2)	5,451	761	25	6,237
Other investments	—	362	970	1,332
Derivative assets: (3)
Interest rate	3	3,615	—	3,618
Foreign currency exchange rate	—	4,978	18	4,996
Credit	—	170	7	177
Equity market	9	659	7	675
Total derivative assets	12	9,422	32	9,466
Market risk benefits	—	—	334	334
Reinsured market risk benefits (4)	—	—	18	18
Separate account assets (5)	61,249	73,167	1,208	135,624
Total assets (6)	$90,428	$309,872	$34,115	$434,415
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,615	$308	$3,924
Foreign currency exchange rate	—	3,124	13	3,137
Credit	—	94	—	94
Equity market	4	247	—	251
Total derivative liabilities	5	7,080	321	7,406
Embedded derivatives within liability host contracts (7)	—	—	5	5
Market risk benefits	—	—	2,738	2,738
Separate account liabilities (5)	7	5	1	13
Total liabilities	$12	$7,085	$3,065	$10,162

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
__________________
(1)Contractholder-directed equity securities and FVO Securities (collectively, “Unit-linked and FVO Securities”) were primarily comprised of Unit-linked investments at both September 30, 2023 and December 31, 2022.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At September 30, 2023 and December 31, 2022, the estimated fair value of such investments was $58 million and $65 million, respectively.
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
•
Unit-linked and FVO Securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments also include certain REJV and use the valuation approach and key inputs as described for OLPI below.

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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including: mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, OLPI, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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
Market Risk Benefits
See Note 6 for information on the Company’s valuation approaches and key inputs for MRBs.
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

					September 30, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	13	-	120	86	—	-	126	87	Increase
	•	Market pricing	•	Quoted prices (4)	4	-	127	90	20	-	109	90	Increase
	•	Consensus pricing	•	Offered quotes (4)	84	-	101	95	5	-	99	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	112	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	100	92	3	-	102	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	433	-	462	451	372	-	392	381	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	216	-	415	244	74	-	1,938	208	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits and Reinsured Market Risk Benefits
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(10)
				Ages 41 - 60	0.04%	-	0.75%	0.22%	0.05%	-	0.75%	0.20%	(10)
				Ages 61 - 115	0%	-	100%	1.23%	0.23%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.39%	-	20.10%	8.72%	0.40%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.39%	-	15%	4.34%	0.49%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.10%	-	15%	4.59%	0.49%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0%	-	20%	4.47%	0%	-	20%	4.02%	(13)
			•	Long-term equity volatilities	7.92%	-	21.85%	18.55%	8.26%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.41%	-	1.79%	0.73%	0.34%	-	1.77%	0.75%	Decrease (15)
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
(9)At September 30, 2023 and December 31, 2022, independent non-binding broker quotations were used in the determination of 3% and 1%, respectively, of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$25,968	$60	$4,554	$7	$250	$1,057
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	3	4	(8)	—	(5)	(31)
Total realized/unrealized gains (losses) included in AOCI	(996)	(9)	(10)	—	—	—
Purchases (3)	991	4	969	—	—	204
Sales (3)	(573)	(9)	(376)	—	(1)	(177)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	132	—	70	—	—	16
Transfers out of Level 3 (4)	(258)	(7)	(294)	(7)	—	—
Balance, end of period	$25,267	$43	$4,905	$—	$244	$1,069
Three Months Ended September 30, 2022
Balance, beginning of period	$22,582	$103	$5,347	$—	$179	$742
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	2	5	5	—	(7)	(27)
Total realized/unrealized gains (losses) included in AOCI	(2,218)	(1)	(152)	—	—	—
Purchases (3)	1,085	—	237	—	4	14
Sales (3)	(486)	(2)	(199)	—	(7)	(6)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	209	—	39	—	—	—
Transfers out of Level 3 (4)	(673)	(44)	(232)	—	—	—
Balance, end of period	$20,501	$61	$5,045	$—	$169	$723
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$2	$4	$(5)	$—	$(4)	$(32)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$2	$5	$1	$—	$(7)	$(27)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(989)	$(9)	$(14)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(2,217)	$(1)	$(146)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2023
Balance, beginning of period	$18	$—	$964	$(214)	$(64)	$1,248
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	(6)	(56)	86	(22)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	(110)	—	—
Purchases (3)	14	—	12	—	—	15
Sales (3)	(8)	—	—	—	—	(30)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	91	(27)	—
Transfers into Level 3 (4)	—	—	—	—	—	6
Transfers out of Level 3 (4)	—	—	—	—	—	(10)
Balance, end of period	$25	$—	$970	$(289)	$(5)	$1,207
Three Months Ended September 30, 2022
Balance, beginning of period	$119	$109	$1,013	$(287)	$(117)	$1,230
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	8	(201)	(8)	9
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(118)	—	—
Purchases (3)	5	—	33	54	—	62
Sales (3)	(19)	(108)	(132)	—	—	(74)
Issuances (3)	—	—	—	(1)	—	(1)
Settlements (3)	—	(2)	—	26	34	—
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(100)	—	—	(144)	—	(11)
Balance, end of period	$5	$—	$922	$(671)	$(91)	$1,215
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$—	$(6)	$(57)	$86	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$—	$—	$9	$(42)	$(8)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$—	$(92)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$—	$(145)	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	3	(10)	—	1	63
Total realized/unrealized gains (losses) included in AOCI	(659)	(7)	(42)	—	—	—
Purchases (3)	3,282	7	1,099	—	2	227
Sales (3)	(1,562)	(11)	(537)	—	(18)	(21)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	305	4	240	—	—	17
Transfers out of Level 3 (4)	(500)	(56)	(114)	—	—	(4)
Balance, end of period	$25,267	$43	$4,905	$—	$244	$1,069
Nine Months Ended September 30, 2022
Balance, beginning of period	$25,435	$91	$5,871	$—	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(17)	(38)	30	—	5	(195)
Total realized/unrealized gains (losses) included in AOCI	(7,082)	6	(575)	—	—	—
Purchases (3)	3,515	1	781	—	28	29
Sales (3)	(1,241)	(3)	(850)	—	(13)	(10)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	352	48	228	—	—	13
Transfers out of Level 3 (4)	(461)	(44)	(440)	—	(2)	(15)
Balance, end of period	$20,501	$61	$5,045	$—	$169	$723
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$(2)	$3	$1	$—	$(6)	$62
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(19)	$(38)	$23	$—	$—	$(194)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(685)	$(7)	$(48)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$(7,056)	$5	$(554)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans — FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2023
Balance, beginning of period	$57	$—	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	19	(21)	51	(62)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	(59)	—	—
Purchases (3)	25	—	25	—	—	181
Sales (3)	(48)	—	—	—	—	(128)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	121	(39)	1
Transfers into Level 3 (4)	—	—	—	—	—	14
Transfers out of Level 3 (4)	(10)	—	—	(160)	—	(9)
Balance, end of period	$25	$—	$970	$(289)	$(5)	$1,207
Nine Months Ended September 30, 2022
Balance, beginning of period	$3	$127	$898	$(152)	$(222)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	(8)	80	(139)	49	52
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(528)	—	—
Purchases (3)	5	—	221	82	—	150
Sales (3)	(2)	(108)	(178)	—	—	(1,107)
Issuances (3)	—	—	—	(3)	—	3
Settlements (3)	—	(11)	—	68	82	4
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(99)	1	—	(18)
Balance, end of period	$5	$—	$922	$(671)	$(91)	$1,215
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$—	$20	$(28)	$51	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2022 (5)	$(1)	$—	$77	$(133)	$49	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$—	$(85)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2022 (5)	$—	$—	$—	$(474)	$—	$—
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

	September 30, 2023	December 31, 2022
	(in millions)
Carrying value after measurement
Mortgage loans (1)	$637	$263

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Realized gains (losses) net:
Mortgage loans (1)	$(49)	$(2)	$(190)	$(16)
__________________
(1)Estimated fair values for impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$92,230	$—	$—	$85,164	$85,164
Policy loans	$8,725	$—	$—	$9,306	$9,306
Other invested assets	$936	$—	$737	$200	$937
Premiums, reinsurance and other receivables	$3,328	$—	$1,461	$1,894	$3,355
Other assets	$252	$—	$86	$167	$253
Liabilities
Policyholder account balances	$135,373	$—	$—	$127,539	$127,539
Long-term debt	$15,436	$—	$14,372	$—	$14,372
Collateral financing arrangement	$651	$—	$—	$552	$552
Junior subordinated debt securities	$3,160	$—	$3,427	$—	$3,427
Other liabilities	$10,836	$—	$1,118	$9,178	$10,296
Separate account liabilities	$72,307	$—	$72,307	$—	$72,307

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$83,763	$—	$—	$78,694	$78,694
Policy loans	$8,874	$—	$—	$9,682	$9,682
Other invested assets	$946	$—	$729	$217	$946
Premiums, reinsurance and other receivables	$2,905	$—	$1,042	$1,921	$2,963
Other assets	$267	$—	$90	$175	$265
Liabilities
Policyholder account balances	$133,788	$—	$—	$127,514	$127,514
Long-term debt	$14,591	$—	$14,241	$—	$14,241
Collateral financing arrangement	$716	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,502	$—	$3,502
Other liabilities	$2,908	$—	$1,377	$1,793	$3,170
Separate account liabilities	$81,976	$—	$81,976	$—	$81,976
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt
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
14. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2023 and December 31, 2022:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.419	$9	$0.256	$6	$1.155	$27	$0.762	$18
D	$29.375	14	$29.375	14	$58.750	29	$58.750	29
E	$351.563	12	$351.563	12	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$890.625	36
G	$19.250	20	$19.250	20	$38.500	39	$38.500	39
Total		$67		$64		$165		$156

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	September 30, 2023
	(In millions)
May 25, 2023	$1,000	$1,000
May 3, 2023	$3,000	$1,961
May 4, 2022	$3,000	$—
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
For the nine months ended September 30, 2023 and 2022, MetLife, Inc. repurchased 36,602,858 shares and 41,267,149 shares of its common stock, respectively, through open market purchases for $2.2 billion and $2.7 billion, respectively. The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. Neither the authorization remaining, nor the amount repurchased, at September 30, 2023 reflects the $22 million of applicable excise tax payable in connection with such repurchases. The $22 million of excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased, and a corresponding liability for the excise tax payable was recorded in other liabilities.
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
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2023, American Life Insurance Company paid a dividend of $942 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 16 of the Notes to Consolidated Financial Statements included in the 2022 Annual Report for information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)
OCI before reclassifications	(12,599)	(1,004)	8,223	(142)	(348)	(1)	(5,871)
Deferred income tax benefit (expense)	2,871	232	(1,897)	30	(9)	—	1,227
AOCI before reclassifications, net of income tax	(27,707)	407	10,245	(4)	(6,639)	(1,332)	(25,030)
Amounts reclassified from AOCI	710	271	—	—	—	30	1,011
Deferred income tax benefit (expense)	(172)	(57)	—	—	—	(6)	(235)
Amounts reclassified from AOCI, net of income tax	538	214	—	—	—	24	776
Balance, end of period	$(27,169)	$621	$10,245	$(4)	$(6,639)	$(1,308)	$(24,254)

	Three Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(12,136)	$1,847	$(136)	$193	$(6,319)	$(1,555)	$(18,106)
OCI before reclassifications	(16,612)	975	9,973	(26)	(785)	1	(6,474)
Deferred income tax benefit (expense)	3,798	(211)	(2,225)	7	(20)	—	1,349
AOCI before reclassifications, net of income tax	(24,950)	2,611	7,612	174	(7,124)	(1,554)	(23,231)
Amounts reclassified from AOCI	343	566	—	—	—	23	932
Deferred income tax benefit (expense)	(77)	(145)	—	—	—	(5)	(227)
Amounts reclassified from AOCI, net of income tax	266	421	—	—	—	18	705
Balance, end of period	$(24,684)	$3,032	$7,612	$174	$(7,124)	$(1,536)	$(22,526)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	(8,189)	(1,085)	5,325	(141)	(168)	(6)	(4,264)
Deferred income tax benefit (expense)	1,882	249	(1,195)	30	(94)	1	873
AOCI before reclassifications, net of income tax	(28,953)	721	10,245	(4)	(6,639)	(1,382)	(26,012)
Amounts reclassified from AOCI	2,316	(130)	—	—	—	90	2,276
Deferred income tax benefit (expense)	(532)	30	—	—	—	(16)	(518)
Amounts reclassified from AOCI, net of income tax	1,784	(100)	—	—	—	74	1,758
Balance, end of period	$(27,169)	$621	$10,245	$(4)	$(6,639)	$(1,308)	$(24,254)

	Nine Months Ended September 30, 2022
	Unrealized Investment Gains (Losses), Net of Related Offsets	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$20,919	$1,629	$(18,559)	$279	$(5,121)	$(1,598)	$(2,451)
OCI before reclassifications	(60,427)	509	33,580	(135)	(2,284)	7	(28,750)
Deferred income tax benefit (expense)	13,794	(116)	(7,444)	30	(107)	(1)	6,156
AOCI before reclassifications, net of income tax	(25,714)	2,022	7,577	174	(7,512)	(1,592)	(25,045)
Amounts reclassified from AOCI	1,346	1,307	—	—	—	70	2,723
Deferred income tax benefit (expense)	(307)	(297)	—	—	—	(12)	(616)
Amounts reclassified from AOCI, net of income tax	1,039	1,010	—	—	—	58	2,107
Sale of subsidiaries, net of income tax	(9)	—	35	—	388	(2)	412
Balance, end of period	$(24,684)	$3,032	$7,612	$174	$(7,124)	$(1,536)	$(22,526)
For information on offsets to investments related to policyholder liabilities, see “— Net Unrealized Investment Gains (Losses).”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(730)	$(336)	$(2,420)	$(1,458)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	—	6	4	Net investment income
Net unrealized investment gains (losses)	19	(7)	98	108	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(710)	(343)	(2,316)	(1,346)
Income tax (expense) benefit	172	77	532	307
Net unrealized investment gains (losses), net of income tax	(538)	(266)	(1,784)	(1,039)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	11	15	38	46	Net investment income
Interest rate derivatives	17	(16)	77	44	Net investment gains (losses)
Interest rate derivatives	—	1	—	3	Other expenses
Foreign currency exchange rate derivatives	1	1	3	4	Net investment income
Foreign currency exchange rate derivatives	(301)	(567)	10	(1,405)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	—	2	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(271)	(566)	130	(1,307)
Income tax (expense) benefit	57	145	(30)	297
Gains (losses) on cash flow hedges, net of income tax	(214)	(421)	100	(1,010)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(33)	(25)	(98)	(78)
Amortization of prior service (costs) credit	3	2	8	8
Amortization of defined benefit plan items, before income tax	(30)	(23)	(90)	(70)
Income tax (expense) benefit	6	5	16	12
Amortization of defined benefit plan items, net of income tax	(24)	(18)	(74)	(58)
Total reclassifications, net of income tax	$(776)	$(705)	$(1,758)	$(2,107)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 16.
Net Unrealized Investment Gains (Losses)
Unrealized investment gains (losses) on fixed maturity securities AFS, derivatives and other investments and the effect on policyholder liabilities that would result from the realization of the unrealized gains (losses) are included in net unrealized investment gains (losses) in AOCI.
The components of net unrealized investment gains (losses), included in AOCI, were as follows:

	September 30, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$(35,155)	$(29,262)
Derivatives	761	1,976
Other	584	549
Subtotal	(33,810)	(26,737)
Amounts allocated from:
Policyholder liabilities	90	120
Deferred income tax benefit (expense)	7,174	5,545
Net unrealized investment gains (losses)	(26,546)	(21,072)
Net unrealized investment gains (losses) attributable to noncontrolling interests	(2)	(17)
Net unrealized investment gains (losses) attributable to MetLife, Inc.	$(26,548)	$(21,089)
15. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Vision fee for service arrangements	$144	$135	$446	$427
Prepaid legal plans	128	118	389	356
Fee-based investment management	103	97	306	299
Recordkeeping and administrative services (1)	39	40	114	130
Administrative services-only contracts	65	59	193	177
Other revenue from service contracts from customers	75	62	214	197
Total revenues from service contracts from customers	554	511	1,662	1,586
Other	52	217	204	417
Total other revenues	$606	$728	$1,866	$2,003
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $238 million and $226 million at September 30, 2023 and December 31, 2022, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Other Revenues and Other Expenses (continued)
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Employee-related costs (1)	$914	$880	$2,743	$2,652
Third-party staffing costs	362	353	1,066	1,111
General and administrative expenses	209	178	539	458
Pension, postretirement and postemployment benefit costs	59	24	177	73
Premium taxes, other taxes, and licenses & fees	162	172	507	462
Commissions and other variable expenses	1,483	1,268	4,347	3,899
Capitalization of DAC	(742)	(626)	(2,189)	(1,915)
Amortization of DAC and VOBA	499	441	1,448	1,374
Amortization of negative VOBA	(7)	(7)	(20)	(22)
Interest expense on debt	265	239	776	690
Total other expenses	$3,204	$2,922	$9,394	$8,782
__________________
(1)Includes $12 million and ($60) million for the three months and nine months ended September 30, 2023, respectively, and $30 million and $145 million for the three months and nine months ended September 30, 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
16. Employee Benefit Plans
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$38	$1	$48	$2
Interest costs	118	11	81	8
Expected return on plan assets	(119)	(13)	(128)	(13)
Amortization of net actuarial (gains) losses	40	(7)	31	(7)
Amortization of prior service costs (credit)	(3)	—	(4)	—
Net periodic benefit costs (credit)	$74	$(8)	$28	$(10)

	Nine Months Ended September 30,
	2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$113	$2	$150	$4
Interest costs	353	32	244	25
Expected return on plan assets	(360)	(41)	(386)	(41)
Amortization of net actuarial (gains) losses	118	(22)	92	(19)
Amortization of prior service costs (credit)	(9)	—	(10)	—
Net periodic benefit costs (credit)	$215	$(29)	$90	$(31)
17. Income Tax
For the three months and nine months ended September 30, 2023, the effective tax rate on income (loss) before provision for income tax was 7% and 19%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 differed from the U.S. statutory rate primarily due to tax benefits related to the reversal of previously non-deductible losses, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate, partially offset by the non-taxable investment loss related to the pending disposition of MetLife Malaysia. The Company’s effective tax rate for the nine months ended September 30, 2023 differed from the U.S. statutory rate primarily due to tax benefits related to tax credits and non-taxable investment income, largely offset by tax charges from foreign earnings taxed at different rates than the U.S. statutory rate and the non-taxable investment loss related to the pending disposition of MetLife Malaysia.
For the three months and nine months ended September 30, 2022, the effective tax rate on income (loss) before provision for income tax was 18% and 14%, respectively. The Company’s effective tax rate for the three months and nine months ended September 30, 2022 differed from the U.S. statutory rate primarily due to tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate and tax credits.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	751.4	795.8	764.1	809.7
Incremental common shares from assumed exercise or issuance of stock-based awards	4.1	4.9	4.6	5.5
Weighted average common stock outstanding - diluted	755.5	800.7	768.7	815.2
Net Income (Loss):
Net income (loss)	$495	$1,167	$988	$3,721
Less: Net income (loss) attributable to noncontrolling interests	6	5	17	15
Less: Preferred stock dividends	67	64	165	156
Net income (loss) available to MetLife, Inc.’s common shareholders	$422	$1,098	$806	$3,550
Basic	$0.56	$1.38	$1.05	$4.38
Diluted	$0.56	$1.37	$1.05	$4.35

19. Contingencies, Commitments and Guarantees
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2022 Annual Report, MLIC received approximately 2,610 asbestos-related claims in 2022. For the nine months ended September 30, 2023 and 2022, MLIC received approximately 1,924 and 1,962 new asbestos-related claims, respectively. See Note 21 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2022. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2023.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.5 billion and $3.4 billion at September 30, 2023 and December 31, 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $9.0 billion and $9.4 billion at September 30, 2023 and December 31, 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $628 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million and $20 million at September 30, 2023 and December 31, 2022, respectively, for indemnities and guarantees.
20. Subsequent Events
Pending Reinsurance Transaction
As of October 31, 2023, the Company had received all required regulatory approvals for the pending reinsurance transaction with Global Atlantic Financial Group. See Note 1 for further information regarding the transaction.

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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and remaining impacts of the COVID-19 pandemic. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2022 Annual Report.
Governments and central banks around the world are using fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Open Market Committee took various actions in 2022 and during the first nine months of 2023 to promote economic stability and combat inflation, including raising interest rates, although some concern about an economic downturn in the U.S. remains, exacerbated by the recent banking sector turmoil. The European Central Bank and Bank of England have been taking similar actions. In contrast, the Bank of Japan (“BoJ”) has mostly kept its monetary policy settings on hold, reflecting a more cautious view on growth and inflation. The Japanese yen has weakened against the U.S. dollar as monetary policy divergence has widened between the BoJ and the Federal Reserve Board.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. For discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions taken in response to the changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2022 Annual Report.

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
Surplus and Capital
Risk-Based Capital
The National Association of Insurance Commissioners (“NAIC”) developed a group capital calculation (“GCC”) tool using a risk-based capital (“RBC”) aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Insurance Holding Company System Regulatory Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. The filing requirement becomes effective when the holding company act amendments are adopted by the state where an insurance group’s lead state regulator is located. New York adopted the amendments, effective as of August 23, 2023. We cannot predict what impact this regulatory tool may have on our business.
On August 13, 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, since this may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC intends to develop a long-term solution for this issue even if interest rates shift.

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
Nonetheless, it is likely that the U.K.’s domestic prudential regime will begin to diverge from the Solvency II Directive. The U.K. government is currently in the process of reviewing its regulatory framework, and in November 2022 published an initial package of proposed reforms, which it is now preparing to implement in the form of domestic legislation. The U.K. government may introduce further legislative changes to the U.K.’s domestic prudential regime in the future, although the extent of any such changes is currently unknown. Similarly, the EU institutions have undertaken their own review of Solvency II. The European Commission, the European Council and the European Parliament have established their respective positions and started trilogue negotiations on a final set of revisions. The full extent of the changes will only be known once the package of legislative reforms is finalized. We do not expect any changes to Solvency II resulting from this legislative process to be finalized and transposed into European Economic Area (“EEA”) member states’ respective domestic legislation prior to 2024.
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
Due to the adoption of LDTI, the measurement model for deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) changed and the majority of the embedded derivatives met the criteria to be accounted for as MRBs; therefore, we no longer believe that DAC, VOBA and embedded derivatives are critical accounting estimates. LDTI impacted the recognition and measurement of FPBs, MRBs and reinsurance, along with the resulting impacts to deferred income taxes which are described in further detail below. The other critical accounting estimates above were not impacted by the adoption of LDTI and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report. Additionally, the Company performed its annual goodwill impairment testing during the third quarter of 2023 and the results of the testing are discussed below.
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
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MetLife’s FPBs, inclusive of deferred profit liabilities, as described in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, cash flow assumptions are incorporated into the calculation of the FPBs, and are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Beginning on the Transition Date, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements, the upper-medium grade discount rate, which the Company generally interprets as a rate comparable to that of a U.S. corporate single A discount rate which reflects the duration characteristics of the liability, is used to discount the estimated cash flows and that discount rate is updated at each reporting period through other comprehensive income (loss) (“OCI”).
We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, for products including, but not limited to, those within the disaggregated rollforwards included in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following tables:
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
See Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year.

Traditional participating contracts comprise a significant portion of MetLife’s FPBs, as described in Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations provided the resulting liabilities are adequate to provide for future benefits and expenses (i.e., there is no premium deficiency). Therefore, liabilities for these products would not be impacted by changes in assumptions unless such change would result in an adverse impact that would trigger an establishment of a premium deficiency reserve. For these contracts, MetLife’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
Liabilities for universal and variable universal life secondary and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity index, such as the S&P Global Ratings 500 Index. These assumptions are monitored and updated periodically based on market conditions and historical experience. For further information on additional insurance liabilities and the amounts included in the disaggregated rollforwards, see Note 4 of the Notes to the Interim Condensed Consolidated Financial Statements.
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

We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements, as reflected in the following table:

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
See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of the MRBs, as well as the effect of changes in such factors on the measurement of our MRBs during the year. Also, see Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information on the fair value measurement of MRBs.
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
In the third quarter of 2023, the Company performed its annual goodwill impairment tests on all reporting units using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple or embedded value approaches, and, when appropriate, was supplemented with a discounted cash flow valuation based on best available data as of June 30, 2023. The Company concluded that the estimated fair values of all such reporting units, except for Europe, the Middle East and Africa (“EMEA”), were substantially in excess of their carrying values. The Company also concluded that goodwill for all reporting units was not impaired.
The Company tested the EMEA reporting unit for impairment using the market multiple and the discounted cash flow valuation approaches. The estimated fair value of the EMEA reporting unit under these approaches exceeded the carrying value by approximately 16% and 14%, respectively, and, therefore, the EMEA reporting unit was not impaired, but the margin has decreased below what the Company considered a substantial margin. If we had assumed that the discount rate was 100 basis points higher than the discount rate used in the discounted cash flow valuation approach, the estimated fair value of the EMEA reporting unit would have been higher than the carrying value by approximately 9%. As of September 30, 2023, the amount of goodwill allocated to the EMEA reporting unit was $903 million.
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
Dispositions
Pending Disposition of MetLife Malaysia
For information regarding the Company’s pending disposition of its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”), each an operating joint venture accounted for under the equity method, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
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
Pending Reinsurance Transaction
In May 2023, the Company entered into a definitive agreement with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment, representing total liabilities of approximately $16.4 billion at September 30, 2023. The transaction is expected to close in the fourth quarter of 2023 and is subject to satisfaction of certain remaining closing conditions. As of October 31, 2023, the Company had received all required regulatory approvals. See Note 1 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $422 million and $806 million for the three months and nine months ended September 30, 2023, respectively, compared to $1.1 billion and $3.6 billion for the three months and nine months ended September 30, 2022, respectively.
•Adjusted earnings available to common shareholders of $1.5 billion and $4.2 billion for the three months and nine months ended September 30, 2023, respectively, compared to $1.1 billion and $4.5 billion for the three months and nine months ended September 30, 2022, respectively.

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Premiums	$11,230	$17,332	$32,497	$39,505
Universal life and investment-type product policy fees	1,334	1,275	3,911	3,959
Net investment income	4,825	3,585	14,542	11,452
Other revenues	606	728	1,866	2,003
Net investment gains (losses)	(927)	(411)	(2,650)	(1,610)
Net derivative gains (losses)	(1,202)	(226)	(2,289)	(2,147)
Total revenues	15,866	22,283	47,877	53,162
Expenses
Policyholder benefits and claims and policyholder dividends	11,283	17,761	33,274	40,943
Policyholder liability remeasurement (gains) losses	(17)	136	(42)	94
Market risk benefits remeasurement (gains) losses	(796)	(965)	(1,425)	(3,162)
Interest credited to policyholder account balances	1,658	1,014	5,455	2,167
Amortization of DAC and VOBA	499	441	1,448	1,374
Amortization of negative VOBA	(7)	(7)	(20)	(22)
Interest expense on debt	265	239	776	690
Other expenses, net of capitalization of DAC	2,447	2,249	7,190	6,740
Total expenses	15,332	20,868	46,656	48,824
Income (loss) before provision for income tax	534	1,415	1,221	4,338
Provision for income tax expense (benefit)	39	248	233	617
Net income (loss)	495	1,167	988	3,721
Less: Net income (loss) attributable to noncontrolling interests	6	5	17	15
Net income (loss) attributable to MetLife, Inc.	489	1,162	971	3,706
Less: Preferred stock dividends	67	64	165	156
Net income (loss) available to MetLife, Inc.’s common shareholders	$422	$1,098	$806	$3,550
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $676 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $516 million ($408 million, net of income tax):
•Higher losses on fixed maturity securities, primarily due to current period impairments for investments to be disposed of in connection with a pending reinsurance transaction
•Current period impairment loss in connection with the pending disposition of MetLife Malaysia
Net Derivative Gains (Losses)(2) - Unfavorable change of $976 million ($771 million, net of income tax)(3):
•U.S. dollar strengthened less against major currencies in the current period versus the prior period - unfavorable impact to the estimated fair value of foreign currency swaps
•Short-term interest rates increased significantly less in the current period versus the prior period - unfavorable impact to the estimated fair value of interest rate caps
Market Risk Benefits Remeasurement Gains (Losses)(4) - Unfavorable change of $169 million ($134 million, net of income tax):
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were unfavorable in the current period versus largely favorable in the prior period

•Long-term interest rates increased less in the current period versus the prior period
Partially offset by:
•Key equity indexes decreased less in the current period versus the prior period
Actuarial Assumption Review - Unfavorable change of $254 million ($197 million, net of income tax):

	Three Months Ended September 30,		Variance
	2023	2022
	(In millions, net of income tax)
Economic assumptions	$(40)	$12	$(52)
Biometric assumptions	37	(30)	67
Policyholder behavior assumptions	—	290	(290)
Operational assumptions	12	(66)	78
Total	$9	$206	$(197)
•Total results for the three months ended September 2023 and 2022 include gains of $9 million and $206 million, respectively:
◦Of the $9 million gain, a loss of $4 million was recognized in market risk benefits remeasurement gains (losses), a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $15 million was recognized in adjusted earnings, which is discussed below
◦Of the $206 million gain, a gain of $261 million was recognized in market risk benefits remeasurement gains (losses), which is discussed above, and a loss of $55 million was recognized in adjusted earnings, which is discussed below
◦The $197 million decrease was primarily driven by updates made in the prior period to policyholder behavior assumptions in the MetLife Holdings segment related to projected annuitizations for variable annuities, which were recognized in market risk benefits remeasurement gains (losses)
Adjusted Earnings(5) - Favorable change of $388 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 7% current period versus 18% prior period:
•Current period effective tax rate on income before provision for income tax was 7% versus statutory rate of 21%:
•Reversal of previous non-deductible losses
•Tax credits
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
Partially offset by:
•Non-taxable investment loss related to the pending disposition of MetLife Malaysia
•Prior period effective tax rate on income before provision for income tax was 18% versus statutory rate of 21%:
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•Tax credits
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $2.7 billion primarily due to the following:

Net Investment Gains (Losses)(1) - Unfavorable change of $1.0 billion ($822 million, net of income tax):
•Higher losses on fixed maturity securities and mortgage loans, primarily due to current period impairments for investments to be disposed of in connection with a pending reinsurance transaction
•Current period impairment loss in connection with the pending disposition of MetLife Malaysia
•Prior period gains on sales of real estate investments
Partially offset by:
•Lower losses on sales of fixed maturity securities in the current period
•Mark-to-market gains on equity securities in the current period, which are measured at fair value through net income (loss)
Net Derivative Gains (Losses)(2) - Unfavorable change of $142 million ($112 million, net of income tax)(3):
•Key equity indexes increased in the current period versus decreased in the prior period - unfavorable impact to equity options and total rate of return swaps (“TRRs”)
Partially offset by:
•Long-term interest rates increased less in the current period versus the prior period - favorable impact to the estimated fair value of receive fixed interest rate swaps
Market Risk Benefits Remeasurement Gains (Losses)(4) - Unfavorable change of $1.7 billion ($1.4 billion, net of income tax):
•Long-term interest rates increased less in the current period versus the prior period
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were unfavorable in the current period versus largely favorable in the prior period
Partially offset by:
•Key equity indexes increased in the current period versus decreased in the prior period
Actuarial Assumption Review - For the results of our actuarial assumption reviews, see “— Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022 — Actuarial Assumption Review.”
Adjusted Earnings(5) - Unfavorable change of $369 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 19% current period versus 14% prior period:
•Current period effective tax rate on income before provision for income tax was 19% versus statutory rate of 21%:
•Tax credits
•Non-taxable investment income
Largely offset by:
•Tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate
•Non-taxable investment loss related to the pending disposition of MetLife Malaysia
•Prior period effective tax rate on income before provision for income tax was 14% versus statutory rate of 21%:
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•Tax credits

__________________
(1) See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.

(2) See “— Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(3) Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(4) See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
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
Three Months Ended September 30, 2023

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$792	$(374)	$(18)	$82	$302	$(362)	$422
Add: Preferred stock dividends	—	—	—	—	—	67	67
Add: Net income (loss) attributable to noncontrolling interests	—	1	1	1	—	3	6
Net income (loss)	792	(373)	(17)	83	302	(292)	495
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(151)	(277)	(2)	(20)	(481)	4	(927)
Net derivative gains (losses)	53	(767)	(330)	1	(65)	(94)	(1,202)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(151)	(48)	2	26	(65)	5	(231)
Other revenues	(20)	—	—	—	—	9	(11)
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	64	6	—	—	—	69
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	28	18	—	19	730	1	796
Interest credited to policyholder account balances	1	44	28	(26)	—	—	47
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	1	2	(2)	—	(31)	(30)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	53	317	78	(3)	(25)	9	429
Adjusted earnings	$980	$275	$199	$88	$208	(195)	1,555
Less: Preferred stock dividends						67	67
Adjusted earnings available to common shareholders						$(262)	$1,488

Premiums, fees and other revenues	$8,324	$1,743	$1,484	$588	$910	$121	$13,170
Less: adjustments to premiums, fees and other revenues	(20)	—	—	—	—	9	(11)
Adjusted premiums, fees and other revenues	$8,344	$1,743	$1,484	$588	$910	$112	$13,181

Three Months Ended September 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$808	$(319)	$49	$59	$693	$(192)	$1,098
Add: Preferred stock dividends	—	—	—	—	—	64	64
Add: Net income (loss) attributable to noncontrolling interests	—	(1)	2	1	—	3	5
Net income (loss)	808	(320)	51	60	693	(125)	1,167
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(71)	(383)	20	(19)	(53)	95	(411)
Net derivative gains (losses)	283	(563)	10	(41)	58	27	(226)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(93)	(82)	(63)	(269)	(70)	(1)	(578)
Other revenues	—	—	—	1	—	39	40
Expenses:
Policyholder benefits and claims and policyholder dividends	(94)	67	(148)	—	—	—	(175)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	46	43	—	87	792	(3)	965
Interest credited to policyholder account balances	3	53	32	250	—	—	338
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	3	(1)	—	(62)	(60)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(17)	278	38	(12)	(151)	(26)	110
Adjusted earnings	$751	$267	$159	$64	$117	$(194)	$1,164
Less: Preferred stock dividends						64	64
Adjusted earnings available to common shareholders						$(258)	$1,100

Adjusted earnings available to common shareholders on a constant currency basis (1)	$751	$263	$185	$65	$117	$(258)	$1,123

Premiums, fees and other revenues	$14,754	$1,805	$1,125	$538	$986	$127	$19,335
Less: adjustments to premiums, fees and other revenues	—	—	—	1	—	39	40
Adjusted premiums, fees and other revenues	$14,754	$1,805	$1,125	$537	$986	$88	$19,295

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$14,754	$1,752	$1,277	$537	$986	$88	$19,394
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2023

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,953	$(623)	$458	$222	$(552)	$(652)	$806
Add: Preferred stock dividends	—	—	—	—	—	165	165
Add: Net income (loss) attributable to noncontrolling interests	—	1	4	3	—	9	17
Net income (loss)	1,953	(622)	462	225	(552)	(478)	988
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(364)	(1,019)	(9)	7	(1,594)	329	(2,650)
Net derivative gains (losses)	197	(1,313)	(24)	(43)	(929)	(177)	(2,289)
Premiums	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—
Net investment income	(456)	232	(33)	285	(200)	12	(160)
Other revenues	(56)	—	—	1	—	34	(21)
Expenses:
Policyholder benefits and claims and policyholder dividends	(14)	121	(138)	—	—	—	(31)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	27	51	—	52	1,294	1	1,425
Interest credited to policyholder account balances	2	(259)	(27)	(282)	—	—	(566)
Capitalization of DAC	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	1	6	(4)	—	(80)	(77)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	141	578	54	(9)	300	(36)	1,028
Adjusted earnings	$2,476	$986	$633	$218	$577	(561)	4,329
Less: Preferred stock dividends						165	165
Adjusted earnings available to common shareholders						$(726)	$4,164

Premiums, fees and other revenues	$23,821	$5,264	$4,241	$1,752	$2,807	$389	$38,274
Less: adjustments to premiums, fees and other revenues	(56)	—	—	1	—	34	(21)
Adjusted premiums, fees and other revenues	$23,877	$5,264	$4,241	$1,751	$2,807	$355	$38,295

Nine Months Ended September 30, 2022

	U.S.	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,063	$(1,015)	$245	$111	$2,415	$(269)	$3,550
Add: Preferred stock dividends	—	—	—	—	—	156	156
Add: Net income (loss) attributable to noncontrolling interests	—	—	5	4	—	6	15
Net income (loss)	2,063	(1,015)	250	115	2,415	(107)	3,721
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(677)	(1,037)	58	(121)	(200)	367	(1,610)
Net derivative gains (losses)	526	(2,496)	72	(82)	(283)	116	(2,147)
Premiums	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	—	—	11	—	—	11
Net investment income	(226)	(344)	(219)	(1,213)	(208)	3	(2,207)
Other revenues	—	—	—	6	—	132	138
Expenses:
Policyholder benefits and claims and policyholder dividends	(113)	88	(462)	(23)	—	—	(510)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—
Market risk benefits remeasurement (gains) losses	294	90	—	103	2,675	—	3,162
Interest credited to policyholder account balances	30	252	143	1,204	—	—	1,629
Capitalization of DAC	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	—	—	(8)	—	—	(8)
Amortization of negative VOBA	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—
Other expenses	—	—	6	(26)	—	(187)	(207)
Goodwill impairment	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	35	1,080	107	27	(416)	(104)	729
Adjusted earnings	$2,194	$1,352	$545	$185	$847	(434)	4,689
Less: Preferred stock dividends						156	156
Adjusted earnings available to common shareholders						$(590)	$4,533

Adjusted earnings available to common shareholders on a constant currency basis (1)	$2,194	$1,316	$605	$172	$847	$(590)	$4,544

Premiums, fees and other revenues	$31,264	$5,618	$3,287	$1,774	$3,113	$411	$45,467
Less: adjustments to premiums, fees and other revenues	—	—	—	58	—	132	190
Adjusted premiums, fees and other revenues	$31,264	$5,618	$3,287	$1,716	$3,113	$279	$45,277

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$31,264	$5,288	$3,583	$1,647	$3,113	$279	$45,174
__________________
(1)Amounts for U.S., MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2023 decreased $6.1 billion, or 32%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $6.2 billion, or 32%, compared to the prior period. This was primarily due to a large pension risk transfer transaction in the prior period in our Retirement and Income Solutions (“RIS”) business in our U.S. segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
U.S.	$980	$751	$2,476	$2,194
Asia	275	267	986	1,352
Latin America	199	159	633	545
EMEA	88	64	218	185
MetLife Holdings	208	117	577	847
Corporate & Other	(262)	(258)	(726)	(590)
Adjusted earnings available to common shareholders	$1,488	$1,100	$4,164	$4,533

Adjusted earnings available to common shareholders on a constant currency basis	$1,488	$1,123	$4,164	$4,544

Adjusted premiums, fees and other revenues	$13,181	$19,295	$38,295	$45,277
Adjusted premiums, fees and other revenues on a constant currency basis	$13,181	$19,394	$38,295	$45,174

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $388 million on a reported basis, primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $324 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income and lower income on our real estate investments
•Variable investment income increased - higher returns on our private equity funds, partially offset by lower returns on our real estate funds
Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our U.S. segment
Volume Growth - Increased adjusted earnings by $46 million:
•Higher average invested assets in most of our businesses
Largely offset by:
•Increase in interest credited expenses on long duration and certain other insurance products, primarily in our U.S. segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $70 million:
▪Favorable underwriting - favorable mortality in our U.S., Latin America and MetLife Holdings segments, partially offset by higher surrender charges in Asia

▪Favorable change from refinements to certain insurance assets and liabilities in both periods, primarily in our Asia and EMEA segments, partially offset by our U.S. segment
Expenses - Decreased adjusted earnings by $39 million:
•Higher corporate-related expenses, primarily in Corporate & Other
Notable Items - Actuarial assumption review and other insurance adjustments - Increased adjusted earnings by $2 million on a reported basis:

	Three Months Ended September 30,		Variance
	2023	2022
	(In millions)
U.S.	$88	$79	$9
Asia	(94)	(32)	(62)
Latin America	—	1	(1)
EMEA	18	15	3
MetLife Holdings	2	(51)	53
Corporate & Other	—	—	—
Total	$14	$12	$2
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $369 million on a reported basis, primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $511 million:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our U.S. segment
•Variable investment income decreased - lower returns on our real estate and private equity funds
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income and lower income on our real estate investments
Volume Growth - Increased adjusted earnings by $172 million:
•Higher average invested assets in most of our businesses
Largely offset by:
•Increase in interest credited expenses on long duration and certain other insurance products, primarily in our U.S. segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $337 million:
▪Favorable underwriting, primarily driven by an overall decline in COVID-19 related claims in our U.S. segment
Expenses - Decreased adjusted earnings by $185 million:
•Higher direct expenses, including certain employee-related costs, primarily in our U.S., Latin America and EMEA segments
•Higher corporate-related expenses, primarily in Corporate & Other

Notable Items - Actuarial assumption review and other insurance adjustments - Decreased adjusted earnings by $75 million on a reported basis:

	Nine Months Ended September 30,		Variance
	2023	2022
	(In millions)
U.S.	$88	$79	$9
Asia	(94)	(32)	(62)
Latin America	—	1	(1)
EMEA	18	15	3
MetLife Holdings	2	26	(24)
Corporate & Other	—	—	—
Total	$14	$89	$(75)

Segment Results and Corporate & Other
U.S.
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2023 decreased $6.4 billion, or 43%, compared to the prior period. This was primarily driven by our RIS business, partially offset by growth in our Group Benefits business. The decrease in premiums in RIS was driven by a large pension risk transfer transaction in the prior period, partially offset by growth in our post-retirement benefit, structured settlement and U.K. longevity reinsurance businesses. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits. The increase in our Group Benefits business was largely due to growth in both core and voluntary products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$10,683	$16,470	$30,615	$36,564
Total adjusted expenses	9,444	15,520	27,482	33,789
Provision for income tax expense (benefit)	259	199	657	581
Adjusted earnings	$980	$751	$2,476	$2,194

Adjusted premiums, fees and other revenues	$8,344	$14,754	$23,877	$31,264
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $229 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $162 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher derivative income
•Variable investment income increased - higher returns on our private equity funds in RIS
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $23 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
•Growth in voluntary products in Group Benefits
Largely offset by:
•Increase in interest credited expenses on long duration insurance products in RIS
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $17 million:
•Favorable mortality - Group Benefits - favorable claims experience in our life products, including the impact of lower severity in accidental death & dismemberment
Partially offset by:
•Unfavorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Increased adjusted earnings by $15 million:
•Increase in premiums, fees and other revenues exceeded the corresponding higher direct expenses, including certain employee-related costs

Notable Items - Increased adjusted earnings by $9 million:
•Current period notable items - favorable impact of $88 million - actuarial assumption review in RIS and Group Benefits
•Prior period notable items - favorable impact of $79 million - reinsurance recapture, partially offset by actuarial assumption review, both in RIS
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $282 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $17 million:
•Higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on our private equity and real estate funds in RIS
Substantially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher derivative income
Volume Growth - Increased adjusted earnings by $91 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
•Growth in voluntary products in Group Benefits
Largely offset by:
•Increase in interest credited expenses on long duration insurance products in RIS
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $241 million:
•Favorable mortality - Group Benefits - decreases in both incidence and severity of COVID-19 claims
Partially offset by:
•Unfavorable morbidity - Group Benefits - mainly due to higher dental utilization, partially offset by favorable results in our disability business
•Unfavorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Decreased adjusted earnings by $51 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in premiums, fees and other revenues
Notable Items - Increased adjusted earnings by $9 million:
•Current period notable items - favorable impact of $88 million - actuarial assumption review in RIS and Group Benefits
•Prior period notable items - favorable impact of $79 million - reinsurance recapture, partially offset by actuarial assumption review, both in RIS

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2023 decreased $62 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $9 million, or 1%, compared to the prior period, as decreases from accident & health, yen-denominated life and annuity products in Japan were largely offset by higher premiums in Korea.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$2,766	$2,632	$8,218	$8,699
Total adjusted expenses	2,361	2,247	6,797	6,793
Provision for income tax expense (benefit)	130	118	435	554
Adjusted earnings	$275	$267	$986	$1,352

Adjusted earnings on a constant currency basis	$275	$263	$986	$1,316

Adjusted premiums, fees and other revenues	$1,743	$1,805	$5,264	$5,618
Adjusted premiums, fees and other revenues on a constant currency basis	$1,743	$1,752	$5,264	$5,288
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $8 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $4 million:
•Japanese yen weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $69 million:
•Variable investment income increased - higher returns on our private equity funds, partially offset by lower returns on our real estate funds
•Recurring investment income increased - higher yields on fixed income securities, partially offset by lower derivative income
Partially offset by:
•Higher average interest crediting rates on investment-type products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $12 million:
•Favorable change from refinements to certain insurance assets and liabilities in both periods
Largely offset by:
•Higher surrender charges in the prior period
Taxes - Decreased adjusted earnings by $8 million:
•Higher premium tax due to higher sales in Japan
•Higher dividend withholding tax in Korea
Notable Items - Decreased adjusted earnings by $62 million on a reported basis:
•Current period notable item - unfavorable impact of $94 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $32 million - actuarial assumption review

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $366 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $36 million
•Japanese yen, Korean won, and Australian dollar weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $232 million:
•Variable investment income decreased - lower returns on our real estate and private equity funds
•Higher average interest crediting rates on investment-type products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities partially offset by lower derivative income
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $19 million:
•Higher surrender charges in the prior period
Taxes - Decreased adjusted earnings by $20 million:
•Higher premium tax due to higher sales in Japan
•Higher dividend withholding tax in Korea
Notable Items - Decreased adjusted earnings by $62 million on a reported basis:
•Current period notable item - unfavorable impact of $94 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $32 million - actuarial assumption review
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2023 increased $359 million, or 32%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $207 million, or 16%, compared to the prior period, mainly driven by strong sales in Mexico and Chile and solid persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$1,849	$1,524	$5,403	$4,467
Total adjusted expenses	1,567	1,321	4,537	3,751
Provision for income tax expense (benefit)	83	44	233	171
Adjusted earnings	$199	$159	$633	$545

Adjusted earnings on a constant currency basis	$199	$185	$633	$605

Adjusted premiums, fees and other revenues	$1,484	$1,125	$4,241	$3,287
Adjusted premiums, fees and other revenues on a constant currency basis	$1,484	$1,277	$4,241	$3,583
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Adjusted Earnings - Increased $40 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $26 million:
•Mexican and Chilean pesos strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $16 million:
•Recurring investment income decreased - net impact of inflation and lower yields on fixed income securities, primarily in Chile
Partially offset by:
•Variable investment income increased - higher returns on our private equity funds
Volume Growth - Increased adjusted earnings by $41 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $13 million:
•Favorable underwriting - decline in COVID-19-related claims, primarily in Mexico
Expenses - Decreased adjusted earnings by $9 million:
•Higher direct expenses, including employee-related costs, across the region
Taxes - Decreased adjusted earnings by $14 million:
•Tax adjustments in both periods primarily driven by a recurring tax item related to inflation in Chile
Notables - Decreased adjusted earnings slightly on a reported basis:
•Prior period notable item - favorable impact of $1 million - actuarial assumption review
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $88 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $60 million:
•Mexican and Chilean pesos strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $63 million:
•Variable investment income decreased - lower returns on our real estate and private equity funds
•Recurring investment income decreased - net impact of inflation and lower yields on fixed income securities, primarily in Chile
Volume Growth - Increased adjusted earnings by $107 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $15 million:
•Favorable underwriting - decline in COVID-19-related claims, substantially offset by the release of the incurred but not reported reserve related to COVID-19 in the prior period, both in Mexico
Expenses - Decreased adjusted earnings by $26 million:
•Higher direct expenses, including employee-related costs, across the region
Taxes - Decreased adjusted earnings by $13 million:
•Tax adjustments in both periods driven by a recurring tax item related to inflation in Chile, partially offset by a current period adjustment related to the filing of an income tax return in Mexico
Notables - Decreased adjusted earnings slightly on a reported basis:
•Prior period notable item - favorable impact of $1 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2023 increased $51 million, or 9%, both on a reported basis and net of foreign currency fluctuations, compared to the prior period. This is primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K., and Egypt, (ii) credit life business in Turkey and Romania, and (iii) accident & health business across the region, as well as (iv) a prior period unfavorable refinement to an unearned revenue reserve in the Gulf.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$639	$577	$1,894	$1,835
Total adjusted expenses	527	487	1,614	1,585
Provision for income tax expense (benefit)	24	26	62	65
Adjusted earnings	$88	$64	$218	$185

Adjusted earnings on a constant currency basis	$88	$65	$218	$172

Adjusted premiums, fees and other revenues	$588	$537	$1,751	$1,716
Adjusted premiums, fees and other revenues on a constant currency basis	$588	$537	$1,751	$1,647
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $24 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings slightly
Market Factors - Increased adjusted earnings by $9 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $10 million:
•Accident & health business in the U.K.
•Credit life business in Turkey
•Corporate solutions business in the Gulf, the U.K. and Egypt
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $20 million:
•Favorable change from prior year refinement to certain insurance and other liabilities in the Gulf

•Favorable underwriting:
- ordinary life business in Europe and the Gulf
- credit life business across the region
- corporate solutions business in the U.K.
- variable life business in the Gulf
Partially offset by:
•Unfavorable underwriting - corporate solutions business in the Gulf, Egypt and certain European countries
Expenses - Decreased adjusted earnings by $16 million:
•Higher direct expenses, including employee-related costs, across the region
Notable Items - Increased adjusted earnings by $3 million on a reported basis:
•Current period notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments
•Prior period notable items - favorable impact of $15 million - actuarial assumption review and other insurance adjustments
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $33 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $13 million:
•Egyptian pound and Turkish lira weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $26 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $23 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in the Gulf, Egypt and the U.K.
•Ordinary life business in Europe
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $16 million:
•Favorable change from prior year refinement to certain insurance and other liabilities in the Gulf
•Favorable underwriting:
- corporate solutions business in the U.K.
- ordinary and variable life businesses in the Gulf
- credit life business across the region
Largely offset by:
•Unfavorable underwriting:
- corporate solutions business in the Gulf, Egypt and certain European countries
- accident and health business in the Gulf and Turkey
Expenses - Decreased adjusted earnings by $25 million:
•Higher direct expenses, including employee-related costs, across the region

Notable Items - Increased adjusted earnings by $3 million on a reported basis:
•Current period notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments
•Prior period notable items - favorable impact of $15 million - actuarial assumption review and other insurance adjustments
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the U.S. As anticipated, adjusted premiums, fees and other revenues continue to decline from expected business run-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$2,063	$2,089	$6,257	$6,877
Total adjusted expenses	1,804	1,946	5,541	5,820
Provision for income tax expense (benefit)	51	26	139	210
Adjusted earnings	$208	$117	$577	$847

Adjusted premiums, fees and other revenues	$910	$986	$2,807	$3,113
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $91 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $81 million:
•Variable investment income increased - higher returns on our private equity funds, partially offset by lower returns on our real estate funds
Volume Growth - Decreased adjusted earnings by $47 million:
•Lower average invested assets
•Lower asset-based fee income
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $8 million:
•Favorable mortality experience mainly in our life business
Partially offset by:
•Unfavorable morbidity experience in our long-term care business
Notable Items - Increased adjusted earnings by $53 million:
•Current period notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments
•Prior period notable items - unfavorable impact of $51 million - actuarial assumption review and other insurance adjustments
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $270 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $188 million:
•Variable investment income decreased - lower returns on our private equity and real estate funds

Volume Growth - Decreased adjusted earnings by $124 million:
•Lower average invested assets
•Lower asset-based fee income
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $84 million:
•Lower dividend expense due to dividend scale reductions, as well as run-off in the Metropolitan Life Insurance Company (“MLIC”) closed block
•Favorable underwriting - favorable mortality experience in our life business
Partially offset by:
•Unfavorable morbidity experience in our long-term care business
Notable Items - Decreased adjusted earnings by $24 million:
•Current period notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments
•Prior period notable items - favorable impact of $26 million - reinsurance settlement, partially offset by actuarial assumption review and other insurance adjustments

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Total adjusted revenues	$237	$166	$610	$494
Total adjusted expenses	511	415	1,436	1,163
Provision for income tax expense (benefit)	(79)	(55)	(265)	(235)
Adjusted earnings	(195)	(194)	(561)	(434)
Less: Preferred stock dividends	67	64	165	156
Adjusted earnings available to common shareholders	$(262)	$(258)	$(726)	$(590)

Adjusted premiums, fees and other revenues	$112	$88	$355	$279
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Business activities	$13	$36	$52	$106
Net investment income	126	75	258	213
Interest expense on debt	(266)	(240)	(778)	(693)
Corporate initiatives and projects	(12)	(15)	(58)	(48)
Other	(135)	(105)	(300)	(247)
Provision for income tax (expense) benefit and other tax-related items	79	55	265	235
Preferred stock dividends	(67)	(64)	(165)	(156)
Adjusted earnings available to common shareholders	$(262)	$(258)	$(726)	$(590)
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $4 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $18 million:
•Higher expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $40 million:
•Recurring investment income increased - higher yields on fixed income securities, mortgage loans and fair value option securities (“FVO Securities”), and an increase in average invested assets, partially offset by lower income on our real estate investments
Interest Expense on Debt - Decreased adjusted earnings by $21 million:
•Senior note issuances in January 2023 and July 2023
•Interest rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023

Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $22 million:
• Higher corporate-related expenses
Taxes - Favorable change in Corporate & Other’s taxes:
•Higher utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $136 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $43 million:
•Higher expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $36 million:
•Recurring investment income increased - higher yields on fixed income securities, FVO Securities and mortgage loans, and an increase in average invested assets, partially offset by lower income on our real estate investments
Largely offset by:
•Variable investment income decreased - lower returns on our private equity funds and real estate funds
Interest Expense on Debt - Decreased adjusted earnings by $67 million:
•Senior note issuances in July 2022, January 2023 and July 2023
•Interest rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023
Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $50 million:
•Higher corporate-related expenses
•Higher employee-related expenses
Partially offset by:
•Lower market-related employee costs
Taxes - Unfavorable change in Corporate & Other’s taxes:
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war, banking sector volatility and the remaining impacts of the COVID-19 pandemic continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at September 30, 2023
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Peru	87	5	172	264
Egypt	97	—	1	98
Ukraine	57	—	2	59
Russian Federation	23	—	—	23
Turkey	16	2	5	23
Total	$280	$7	$180	$467
Investment grade %	29.3%	45.3%	87.5%	52.0%
__________________
(1)Sovereign includes government and agency.

(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $569 million, $498 million and $274 million, respectively, at September 30, 2023. The notional value and estimated fair value of the net purchased credit default swaps were $195 million and $2 million, respectively, at September 30, 2023.
Selected Sector: In the first quarter of 2023, portions of the global banking sector experienced volatility. In the second and third quarters of 2023, global banking sector market conditions improved. Our U.S. regional banking sector fixed maturity securities AFS exposures comprised less than 1% of cash and total invested assets at September 30, 2023. We maintain diversified banking sector securities portfolios which are broadly diversified across many sub-sectors and issuers.
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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net investment income — GAAP	$4,825	$3,585	$14,542	$11,452
Investment hedge adjustments	232	252	759	699
Unit-linked investment income	(4)	321	(603)	1,507
Other	3	5	4	1
Adjusted net investment income (1)	$5,056	$4,163	$14,702	$13,659
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

Yield Table

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.19%	$3,123	3.81%	$2,773	4.14%	$9,258	3.66%	$8,120
Net mortgage loans (3)	5.18	1,094	4.37	898	5.07	3,226	4.20	2,553
Real estate and real estate joint ventures	(0.31)	(11)	5.75	179	-0.54	(53)	7.51	697
Policy loans	5.52	120	5.18	114	5.42	358	5.13	344
Equity securities	4.14	5	6.40	14	3.65	27	4.14	26
Other limited partnership interests	5.56	206	(5.35)	(194)	4.17	457	8.26	903
Cash and short-term investments	6.38	220	2.54	78	5.78	582	1.74	151
Other invested assets	—	420	—	426	—	1,256	—	1,274
Investment income	4.68%	5,177	3.98%	4,288	4.55%	15,111	4.33%	14,068
Investment fees and expenses	(0.11)	(121)	(0.12)	(125)	-0.12	(409)	(0.12)	(398)
Net investment income including divested businesses (4)	4.57%	5,056	3.86%	4,163	4.43%	14,702	4.21%	13,670
Less: net investment income from divested businesses (4)		—		—		—		11
Adjusted net investment income		$5,056		$4,163		$14,702		$13,659
__________________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), mortgage loans originated for third parties, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. In addition, asset carrying values utilized in the calculation of yields include invested assets reclassified to held-for-sale; otherwise, carrying values exclude invested assets reclassified to held-for-sale. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO Securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO Securities of ($17) million and ($43) million for the three months ended September 30, 2023 and 2022, respectively, and $81 million and ($197) million for the nine months ended September 30, 2023 and 2022, respectively, and FVO Securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	September 30, 2023		December 31, 2022
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$205,171	75.7%	$211,579	76.4%
Privately-placed	65,811	24.3	65,201	23.6
Total fixed maturity securities AFS	$270,982	100.0%	$276,780	100.0%
Percentage of cash and invested assets	60.1%		61.0%
Equity securities
Publicly-traded	$496	66.8%	$1,423	84.5%
Privately-held	246	33.2	261	15.5
Total equity securities	$742	100.0%	$1,684	100.0%
Percentage of cash and invested assets	0.2%		0.4%
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

	September 30, 2023
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,256	6.0%	$406	54.7%
Level 2
Independent pricing sources	224,511	82.9	89	12.0
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	224,511	82.9	92	12.4
Level 3
Independent pricing sources	22,506	8.3	39	5.3
Internal matrix pricing or discounted cash flow techniques	7,057	2.6	196	26.4
Independent broker quotations	652	0.2	9	1.2
Significant unobservable inputs	30,215	11.1	244	32.9
Total at estimated fair value	$270,982	100.0%	$742	100.0%

See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2023: U.S. corporate securities, foreign corporate securities and ABS & CLO. During the three months ended September 30, 2023, Level 3 fixed maturity securities AFS decreased by $374 million, or 1.2%. The decrease was driven by a decrease in estimated fair value recognized in OCI and transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales. During the nine months ended September 30, 2023, Level 3 fixed maturity securities AFS increased by $1.4 billion, or 5.0%. The increase was driven by purchases in excess of sales, partially offset by a decrease in estimated fair value recognized in OCI, and transfers out of Level 3 in excess of transfers into Level 3.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2022 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
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

		September 30, 2023				December 31, 2022
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$212,403	$(25,569)	$186,834	69.0%	$209,951	$(19,930)	$190,021	68.7%
Baa	2	79,557	(8,514)	71,043	26.2	81,280	(8,086)	73,194	26.5
Subtotal investment grade		291,960	(34,083)	257,877	95.2	291,231	(28,016)	263,215	95.2
Ba	3	11,003	(678)	10,325	3.8	11,223	(712)	10,511	3.8
B	4	2,514	(171)	2,343	0.9	2,786	(215)	2,571	0.9
Caa and lower	5	370	(32)	338	0.1	517	(116)	401	0.1
In or near default	6	152	(53)	99	—	85	(3)	82	—
Subtotal below investment grade		14,039	(934)	13,105	4.8	14,611	(1,046)	13,565	4.8
Total fixed maturity securities AFS		$305,999	$(35,017)	$270,982	100.0%	$305,842	$(29,062)	$276,780	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
September 30, 2023
U.S. corporate	$40,574	$31,987	$4,174	$1,578	$192	$47	$78,552
Foreign corporate	17,991	29,653	3,271	429	25	8	51,377
Foreign government	34,299	5,654	2,398	245	63	26	42,685
U.S. government and agency	31,373	356	—	—	—	—	31,729
RMBS	27,105	581	30	48	11	10	27,785
ABS & CLO	14,446	2,526	363	43	26	8	17,412
Municipals	11,133	185	29	—	—	—	11,347
CMBS	9,913	101	60	—	21	—	10,095
Total fixed maturity securities AFS	$186,834	$71,043	$10,325	$2,343	$338	$99	$270,982
Percentage of total	69.0%	26.2%	3.8%	0.9%	0.1%	—%	100.0%

December 31, 2022
U.S. corporate	$40,293	$33,569	$4,281	$1,659	$209	$19	$80,030
Foreign corporate	18,229	30,657	3,121	513	51	1	52,572
Foreign government	38,658	5,143	2,582	256	65	43	46,747
U.S. government and agency	31,786	443	—	—	—	—	32,229
RMBS	25,510	504	59	69	13	10	26,165
ABS & CLO	13,848	2,495	370	74	26	9	16,822
Municipals	11,932	196	24	—	—	—	12,152
CMBS	9,765	187	74	—	37	—	10,063
Total fixed maturity securities AFS	$190,021	$73,194	$10,511	$2,571	$401	$82	$276,780
Percentage of total	68.7%	26.5%	3.8%	0.9%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either September 30, 2023 or December 31, 2022. The top 10 holdings comprised 1% of total investments at both September 30, 2023 and December 31, 2022. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	September 30, 2023		December 31, 2022
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$30,339	23.4%	$30,786	23.2%
Consumer (cyclical and non-cyclical)	27,411	21.1	27,834	21.0
Utility	22,474	17.3	23,215	17.5
Industrial (basic, capital goods and other)	13,822	10.6	14,276	10.8
Transportation	11,315	8.7	11,342	8.5
Communications	9,679	7.4	10,046	7.6
Energy	7,661	5.9	7,711	5.8
Technology	4,292	3.3	4,396	3.3
Other	2,936	2.3	2,996	2.3
Total	$129,929	100.0%	$132,602	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $55.3 billion and $53.0 billion of Structured Products, at estimated fair value, at September 30, 2023 and December 31, 2022, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$15,795	56.8%	$(2,086)	$15,275	58.4%	$(1,917)
Pass-through mortgage-backed securities	11,990	43.2	(1,803)	10,890	41.6	(1,414)
Total RMBS	$27,785	100.0%	$(3,889)	$26,165	100.0%	$(3,331)
Risk profile
Agency	$17,973	64.7%	$(2,750)	$16,291	62.3%	$(2,183)
Non-Agency
Prime and prime investor	3,941	14.2	(677)	3,958	15.1	(687)
NQM and Alt-A	1,723	6.2	(126)	1,964	7.5	(126)
Reperforming and sub-prime	2,525	9.1	(248)	2,892	11.1	(230)
Other (1)	1,623	5.8	(88)	1,060	4.0	(105)
Subtotal Non-Agency	9,812	35.3%	(1,139)	9,874	37.7%	(1,148)
Total RMBS	$27,785	100.0%	$(3,889)	$26,165	100.0%	$(3,331)
Ratings profile
Rated Aaa and Aa	$24,137	86.9%		$21,927	83.8%
Designated NAIC 1	$27,109	97.6%		$25,514	97.5%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	September 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,770	10.0%	$(40)	$1,404	8.4%	$(61)
Consumer loans	987	5.7	(101)	1,212	7.2	(118)
Credit card	898	5.2	(10)	1,181	7.0	(17)
Digital infrastructure	1,287	7.4	(108)	1,014	6.0	(112)
Franchise	845	4.9	(98)	931	5.5	(113)
Student loans	771	4.4	(70)	814	4.9	(91)
Other (1)	2,956	17.0	(334)	2,896	17.2	(335)
Total ABS	$9,514	54.6%	$(761)	$9,452	56.2%	$(847)
CLO (2)	$7,898	45.4%	$(106)	$7,370	43.8%	$(322)
Total ABS & CLO	$17,412	100.0%	$(867)	$16,822	100.0%	$(1,169)

ABS ratings profile
Rated Aaa and Aa	$4,163	43.8%		$4,285	45.3%
Designated NAIC 1	$7,331	77.1%		$7,211	76.3%
CLO ratings profile
Rated Aaa and Aa	$5,902	74.7%		$5,454	74.0%
Designated NAIC 1	$7,114	90.1%		$6,634	90.0%
ABS & CLO ratings profile
Rated Aaa and Aa	$10,065	57.8%		$9,739	57.9%
Designated NAIC 1	$14,445	83.0%		$13,845	82.3%
_________________
(1)Other ABS are broadly diversified across several subsectors and issuers, including securities with the following collateral types: foreign residential loans, transportation equipment and renewable energy.
(2)Includes primarily securities collateralized by broadly syndicated bank loans.

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	September 30, 2023			December 31, 2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$6,430	63.8%	$(854)	$6,781	67.4%	$(740)
Single asset and single borrower	1,971	19.5	(183)	1,971	19.6	(184)
Agency	671	6.6	(146)	607	5.9	(99)
Commercial real estate collateralized loan obligations	457	4.5	(9)	418	4.2	(14)
Other	566	5.6	(21)	286	2.9	(4)
Total CMBS	$10,095	100.0%	$(1,213)	$10,063	100.0%	$(1,041)
Ratings profile
Rated Aaa and Aa	$8,524	84.4%		$8,138	80.9%
Designated NAIC 1	$9,913	98.2%		$9,765	97.0%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the nine months ended September 30, 2023, including $438 million of fixed maturity securities AFS impairment (losses) recorded during the three months ended September 30, 2023, for investments to be disposed of in connection with a pending reinsurance transaction.
Contractholder-Directed Equity Securities and Fair Value Option Securities
The estimated fair value of these investments, which are primarily comprised of contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”), was $9.7 billion, or 2.1% of cash and invested assets, at both September 30, 2023 and December 31, 2022. See Notes 1, 10 and 12 of the Notes to the Interim Condensed Consolidated Financial Statements for a description of this portfolio, investments by asset type and the related cost or amortized cost, net unrealized gains (losses) and estimated fair value of these securities, as well as the fair value hierarchy at September 30, 2023 and December 31, 2022; and a rollforward of the fair value measurements for these investments measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs and net realized and net unrealized gains (losses) recognized in net investment income for the nine months ended September 30, 2023 and 2022.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $13.6 billion and $15.2 billion at September 30, 2023 and December 31, 2022, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.

Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $389 million and $324 million at September 30, 2023 and December 31, 2022, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $400 million and $331 million at September 30, 2023 and December 31, 2022, respectively.
Net Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. The Company originates mortgage loans and transfers proportional rights to cash flows of certain mortgage loans to third parties, which are recorded as secured borrowings. The net mortgage loan information presented herein does not include mortgage loans originated for third parties and the related ACL. See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2023				December 31, 2022
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial (2)	$52,053	61.5%	$290	0.6%	$52,502	62.3%	$218	0.4%
Agricultural	19,658	23.2	157	0.8%	19,306	22.9	119	0.6%
Residential	12,986	15.3	192	1.5%	12,482	14.8	190	1.5%
Total	$84,697	100.0%	$639	0.8%	$84,290	100.0%	$527	0.6%
(1)Does not include mortgage loans originated for third parties of $8.2 billion at amortized cost ($8.0 billion commercial and $240 million agricultural) or the ACL of $66 million at September 30, 2023.
(2)Includes commercial mortgage loans to be disposed of in connection with a pending reinsurance transaction, which are carried at the lower of amortized cost or estimated fair value of $199 million, net of the estimated fair value adjustment of $56 million as of September 30, 2023. See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located primarily in Mexico, the U.K. and Australia at September 30, 2023. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 16%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at September 30, 2023. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located primarily in Chile, at September 30, 2023. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 11%, and 8%, respectively, of total residential mortgage loans at September 30, 2023.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,206	17.7%	$9,628	18.3%
Non-U.S.	8,682	16.7	9,299	17.7
Middle Atlantic	7,581	14.6	7,574	14.4
South Atlantic	6,581	12.6	6,617	12.6
West South Central	3,417	6.6	3,721	7.1
New England	2,875	5.5	2,764	5.3
Mountain	2,191	4.2	2,284	4.4
East North Central	1,855	3.6	1,594	3.0
East South Central	622	1.2	620	1.2
West North Central	643	1.2	597	1.1
Multi-Region and Other	8,400	16.1	7,804	14.9
Total amortized cost	$52,053	100.0%	$52,502	100.0%
Less: ACL	290		218
Carrying value, net of ACL	$51,763		$52,284
Property Type
Office	$19,619	37.7%	$21,009	40.0%
Apartment	11,807	22.7	10,575	20.2
Retail	7,441	14.3	8,046	15.3
Industrial	5,248	10.1	5,607	10.7
Single Family Rental	4,735	9.1	3,979	7.6
Hotel	3,088	5.9	3,172	6.0
Other	115	0.2	114	0.2
Total amortized cost	$52,053	100.0%	$52,502	100.0%
Less: ACL	290		218
Carrying value, net of ACL	$51,763		$52,284
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
Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on net mortgage loans by credit quality indicator. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for further information by performance indicator.
We review our commercial mortgage loan investments on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loan investments is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loan investments are reviewed on an ongoing basis which include property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loan investments on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on our evaluation of residential mortgage loan investments and related ACL methodology.

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 63% and 57% at September 30, 2023 and December 31, 2022, respectively, and our average DSCR was 2.3x and 2.6x at September 30, 2023 and December 31, 2022, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 47% at both September 30, 2023 and December 31, 2022. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $52.1 billion at amortized cost at September 30, 2023 by key credit quality indicators of LTV and DSCR was as follows:

	September 30, 2023
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	52.2%	2.8%	2.2%	57.2%
65% - 75%	21.8%	1.8%	1.8%	25.4%
76% - 80%	4.9%	1.0%	0.7%	6.6%
>80%	7.3%	1.9%	1.6%	10.8%
Total	86.2%	7.5%	6.3%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.7 billion at amortized cost at September 30, 2023 by the key credit quality indicator of LTV was as follows:

September 30, 2023

LTV	Total
<65%	92.4%
65% - 75%	6.5%
76% - 80%	0.1%
>80%	1.0%
Total	100.0%
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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over contractual terms of mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.

Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.1 billion, or 2.9% of cash and invested assets, at both September 30, 2023 and December 31, 2022.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $5.5 billion unrealized gain position at September 30, 2023.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the nine months ended September 30, 2023 or 2022.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2023 and December 31, 2022, the carrying value of other limited partnership interests was $14.9 billion and $14.4 billion, which included $56 million and $414 million of hedge funds, respectively. Other limited partnership interests were 3.3% and 3.2% of cash and invested assets at September 30, 2023 and December 31, 2022, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2023		December 31, 2022
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$9,466	50.5%	$11,411	56.9%
Tax credit and renewable energy partnerships	1,184	6.3	1,318	6.6
Annuities funding structured settlement claims	1,253	6.7	1,238	6.2
Direct financing leases	1,253	6.7	1,195	6.0
Operating joint ventures (1)	1,048	5.6	1,099	5.5
Leveraged leases	732	3.9	731	3.6
FHLBNY common stock	737	3.9	729	3.6
Funds withheld	367	2.0	359	1.8
Other	2,715	14.4	1,958	9.8
Total	$18,755	100.0%	$20,038	100.0%
Percentage of cash and invested assets	4.2%		4.4%
__________________
(1)See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s pending disposition of MetLife Malaysia.

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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at September 30, 2023 and December 31, 2022. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives such as market standard purchased and written credit default swap contracts. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2023 and December 31, 2022.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months and nine months ended September 30, 2023 and 2022.
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
Credit Derivatives
The following table presents the gross notional amount and estimated fair value of credit default swaps at:

	September 30, 2023		December 31, 2022
Credit Default Swaps	Gross Notional Amount	Estimated Fair Value	Gross Notional Amount	Estimated Fair Value
	(In millions)
Purchased	$2,890	$(63)	$2,925	$(61)
Written	13,012	146	11,512	105
Total	$15,902	$83	$14,437	$44
The following table presents the gross gains, gross losses and net gains (losses) recognized in net derivative gains (losses) for credit default swaps as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
Credit Default Swaps	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)	Gross Gains	Gross Losses	Net Gains (Losses)
	(In millions)
Purchased (1)	$21	$9	$30	$7	$—	$7	$21	$(22)	$(1)	$101	$(2)	$99
Written (1)	(14)	(26)	(40)	1	—	$1	85	(37)	48	3	(247)	(244)
Total	$7	$(17)	$(10)	$8	$—	$8	$106	$(59)	$47	$104	$(249)	$(145)
________________
(1)Gains (losses) do not include earned income (expense) on credit default swaps.
The favorable change in net gains (losses) on written credit default swaps of $292 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to certain credit spreads on certain credit default swaps used as replications narrowing in the current period as compared to widening in the prior period. The unfavorable change in net gains (losses) on purchased credit defaults swaps of $100 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to certain credit spreads on certain credit default swaps narrowing in the current period as compared to widening in the prior period.
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
Fair Value Hierarchy
See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for derivatives measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy.
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

Derivatives categorized as Level 3 at September 30, 2023 include: interest rate forwards with maturities which extend beyond the observable portion of the yield curve; foreign currency swaps and forwards with certain unobservable inputs, including the unobservable portion of the yield curve; and credit default swaps that are priced through independent broker quotations. At September 30, 2023, 3% of the estimated fair value of our derivatives was priced through independent broker quotations.
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
Collateral for Derivatives
We enter into derivatives to manage various risks relating to our ongoing business operations. We receive non-cash collateral from counterparties for derivatives, which can be sold or re-pledged subject to certain constraints, and which is not reflected on our interim condensed consolidated balance sheets. The amounts of this non-cash collateral were $1.6 billion and $1.7 billion, at estimated fair value, at September 30, 2023 and December 31, 2022, respectively. See “— Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Pledged Collateral” and Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the earned income on and the gross notional amount, estimated fair value of assets and liabilities and primary underlying risk exposure of our derivatives.
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations or to provide for future annuity payments. Amounts for actuarial liabilities are computed and reported on the interim condensed consolidated financial statements in conformity with GAAP. For more details on Policyholder Liabilities, see “— Summary of Critical Accounting Estimates.” See also Notes 1, 4, 5 and 6 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.

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
Short-term Liquidity
We maintain a substantial short-term liquidity position, which was $14.7 billion and $16.4 billion at September 30, 2023 and December 31, 2022, respectively. Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets, which was $173.0 billion and $180.4 billion at September 30, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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
See “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” and Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report for information regarding restrictions on payment of dividends and stock repurchases. See also “— The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding MetLife, Inc.’s common stock repurchase authorizations.

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

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Sources:
Operating activities, net	$8,539	$10,743
Net change in policyholder account balances	3,493	4,520
Long-term debt issued	2,003	1,013
Proceeds from mortgage loan secured financing	340	—
Total sources	14,375	16,276
Uses:
Investing activities, net	10,822	2,423
Net change in payables for collateral under securities loaned and other transactions	2,927	6,602
Long-term debt repaid	1,027	77
Collateral financing arrangement repaid	65	37
Financing element on certain derivative instruments and other derivative related transactions, net	170	—
Repayments of mortgage loan secured financing	725	—
Treasury stock acquired in connection with share repurchases	2,244	2,730
Dividends on preferred stock	165	156
Dividends on common stock	1,180	1,205
Other, net	97	206
Effect of change in foreign currency exchange rates on cash and cash equivalents	236	756
Total uses	19,658	14,192
Net increase (decrease) in cash and cash equivalents	$(5,283)	$2,084
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
Preferred Stock
See Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Common Stock
For the nine months ended September 30, 2023 and 2022, MetLife, Inc. issued 1,870,919 and 3,067,435 new shares of its common stock, respectively, for $105 million and $148 million, respectively, to satisfy various stock option exercises and other stock-based awards.
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

Federal Home Loan Bank Funding Agreements, Reported in Policyholder Account Balances
Certain of our U.S. insurance subsidiaries are members of the FHLBNY. For the nine months ended September 30, 2023 and 2022, we issued $22.7 billion and $25.9 billion, respectively, and repaid $22.5 billion and $25.9 billion, respectively, of funding agreements with FHLBNY. At September 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $15.1 billion and $14.9 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Special Purpose Entity Funding Agreements, Reported in Policyholder Account Balances
We issue fixed and floating rate funding agreements, which are denominated in either U.S. dollars or foreign currencies, to certain unconsolidated special purpose entities that have issued either debt securities or commercial paper for which payment of interest and principal is secured by such funding agreements. For the nine months ended September 30, 2023 and 2022, we issued $31.2 billion and $39.7 billion, respectively, and repaid $32.5 billion and $38.3 billion, respectively, under such funding agreements. At September 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $40.6 billion and $40.7 billion, respectively. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Federal Agricultural Mortgage Corporation Funding Agreements, Reported in Policyholder Account Balances
We have issued funding agreements to a subsidiary of the Federal Agricultural Mortgage Corporation which are secured by a pledge of certain eligible agricultural mortgage loans. For the nine months ended September 30, 2023 and 2022, we issued $375 million and $625 million, respectively, and repaid $375 million and $625 million, respectively, under such funding agreements. At both September 30, 2023 and December 31, 2022, total obligations outstanding under these funding agreements were $2.1 billion. See Note 4 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report.
Debt Issuances
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for information on senior notes issued by MetLife, Inc.
Credit and Committed Facilities
At September 30, 2023, we maintained our $3.0 billion Credit Facility and certain committed facilities aggregating $3.2 billion, to which MetLife, Inc. is a party and/or guarantor. When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
The Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. At September 30, 2023, we had outstanding $297 million in letters of credit and no drawdowns against this facility. Remaining availability was $2.7 billion at September 30, 2023.
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the amendment and restatement of the Credit Facility in May 2023.
The committed facilities are used as collateral for certain of our affiliated reinsurance liabilities. At September 30, 2023, we had outstanding $2.8 billion in letters of credit and no drawdowns against these facilities. Remaining availability was $400 million at September 30, 2023.
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

Outstanding Debt Under Global Funding Sources
The following table summarizes our outstanding debt at:

	September 30, 2023	December 31, 2022
	(In millions)
Short-term debt (1)	$161	$175
Long-term debt (2)	$15,475	$14,647
Collateral financing arrangement	$651	$716
Junior subordinated debt securities	$3,160	$3,158
__________________
(1)Includes $161 million and $76 million of short-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2023 and December 31, 2022, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $444 million and $447 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2023 and December 31, 2022, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Debt and Facility Covenants
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2023.
Liquidity and Capital Uses
In addition to the general description of liquidity and capital uses in “— Summary of the Company’s Primary Sources and Uses of Liquidity and Capital,” the Company’s primary uses of liquidity and capital are set forth below.
Common Stock Repurchases
See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for information relating to authorizations by the Board of Directors to repurchase MetLife, Inc. common stock, amounts of common stock repurchased pursuant to such authorizations for the nine months ended September 30, 2023 and 2022, and the amount remaining under such authorizations at September 30, 2023.
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
Dividends
For the nine months ended September 30, 2023 and 2022, MetLife, Inc. paid dividends on its preferred stock of $165 million and $156 million, respectively. For each of the nine months ended September 30, 2023 and 2022, MetLife, Inc. paid dividends on its common stock of $1.2 billion.
The declaration and payment of common stock dividends are subject to the discretion of our Board of Directors, and will depend on MetLife, Inc.’s financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors.

See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 16 of the Notes to the Consolidated Financial Statements included in the 2022 Annual Report, for information regarding the calculation and timing of these dividend payments.
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
Debt Repayments
For the nine months ended September 30, 2023 and 2022, following regulatory approval, MetLife Reinsurance Company of Charleston, a wholly-owned subsidiary of MetLife, Inc., repurchased and canceled $65 million and $37 million, respectively, in aggregate principal amount of its surplus notes, which were reported in collateral financing arrangement on the interim condensed consolidated balance sheets.
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
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2023 and 2022, general account surrenders and withdrawals from annuity products were $1.4 billion and $998 million, respectively. In the RIS business within the U.S. segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2023 there were funding agreements totaling $134 million that could be put back to the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Insurance Liabilities” included in the 2022 Annual Report for additional information.

Pledged Collateral
We pledge collateral to, and have collateral pledged to us by, counterparties in connection with our derivatives. At September 30, 2023 and December 31, 2022, we had received pledged cash collateral from counterparties of $4.2 billion and $5.7 billion, respectively. At September 30, 2023 and December 31, 2022, we had pledged cash collateral to counterparties of $372 million and $423 million, respectively. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information about collateral pledged to us, collateral we pledge and derivatives subject to credit contingent provisions.
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

Liquid Assets
At September 30, 2023 and December 31, 2022, MetLife, Inc., collectively with other MetLife holding companies, had $4.9 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $3.6 billion and $4.5 billion were held by MetLife, Inc. and $1.3 billion and $909 million were held by other MetLife holding companies at September 30, 2023 and December 31, 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and a collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2023 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2023:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,626	$2,471
American Life Insurance Company	$942	$499
Metropolitan Tower Life Insurance Company	$—	$189
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2023, MetLife, Inc. also received from certain other subsidiaries cash dividends of $54 million, as well as cash returns of capital of $6 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2023	December 31, 2022
	(In millions)
Long-term debt — unaffiliated	$14,435	$13,588
Long-term debt — affiliated (1)	$1,511	$1,676
Junior subordinated debt securities	$2,467	$2,465
__________________
(1)In July 2023, a ¥37.3 billion 1.6015% senior unsecured note issued to MLIC matured and was refinanced with a ¥37.3 billion 2.1575% senior unsecured note due July 2030 issued to MLIC.
Debt and Facility Covenants
Certain of MetLife, Inc.’s debt instruments and committed facilities, as well as its Credit Facility, contain various administrative, reporting, legal and financial covenants. MetLife, Inc. believes it was in compliance with all applicable financial covenants at September 30, 2023.
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
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2023 and 2022, MetLife, Inc. invested a net amount of $430 million and $12 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $455 million and $95 million at September 30, 2023 and December 31, 2022, respectively.
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
•Adjusted return on MetLife, Inc.’s common stockholders’ equity: adjusted earnings available to common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.
•Adjusted return on MetLife, Inc.’s common stockholders’ equity, excluding AOCI other than FCTA: adjusted earnings available to common shareholders divided by MetLife, Inc.’s average common stockholders’ equity, excluding AOCI other than FCTA.
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
•For further detail relating to total adjusted revenues and total adjusted expenses, as set forth in “— Results of Operations — Segment Results and Corporate & Other,” see total revenues and total expenses, respectively, within the tables in “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2022 Annual Report for information on our risk management.
Subsequent Events
See Notes 1 and 20 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the pending reinsurance transaction with Global Atlantic Financial Group.

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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at September 30, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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
The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:

•liabilities do not include $19.7 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

September 30, 2023
(In millions)
Interest rate risk	$9,326
Foreign currency exchange rate risk	$2,197
Equity market risk	$15
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

The table below provides additional detail regarding the potential loss in estimated fair value of our interest sensitive financial instruments due to a 100 basis point increase in interest rates at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates
	(In millions)
Assets
Fixed maturity securities AFS		$270,982	$(19,940)
Equity securities		$742	$(9)
FVO Securities		$1,474	$(89)
Mortgage loans		$85,164	$(2,586)
Policy loans		$9,306	$(238)
Short-term investments		$6,497	$(18)
Other invested assets		$2,269	$(184)
Cash and cash equivalents		$14,912	$(3)
Accrued investment income		$3,704	$—
Premiums, reinsurance and other receivables		$3,355	$(17)
Market risk benefits		$334	$—
Reinsured market risk benefits		$18	$—
Other assets		$253	$(9)
Total assets			$(23,093)
Liabilities
Future policy benefits		$181,755	$10,882
Policyholder account balances		$124,340	$3,660
Market risk benefits		$2,738	$760
Payables for collateral under securities loaned and other transactions		$17,797	$—
Short-term debt		$161	$—
Long-term debt		$14,372	$1,064
Collateral financing arrangement		$552	$—
Junior subordinated debt securities		$3,427	$281
Other liabilities		$10,296	$119
Total liabilities			$16,766
Derivative Instruments
Interest rate swaps	$37,401	$100	$(1,842)
Interest rate floors	$19,645	$30	$(18)
Interest rate caps	$42,165	$680	$267
Interest rate futures	$903	$2	$68
Interest rate options	$42,910	$146	$(22)
Interest rate forwards	$8,139	$(1,264)	$(915)
Synthetic GICs	$49,003	$—	$—
Foreign currency swaps	$56,103	$2,509	$(478)
Foreign currency forwards	$16,923	$(1,067)	$(5)
Currency futures	$311	$—	$—
Currency options	$3,015	$417	$(12)
Credit default swaps	$15,902	$83	$(3)
Equity futures	$2,648	$5	$(4)
Equity index options	$21,165	$296	$(35)
Equity variance swaps	$141	$3	$—
Equity total return swaps	$1,932	$120	$—
Total derivative instruments			$(2,999)
Net Change			$(9,326)
__________________
(1)Separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
Sensitivity to interest rates increased $0.1 billion to $9.3 billion at September 30, 2023 from $9.2 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% appreciation in the U.S. dollar compared to all other currencies at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Appreciation in the U.S. Dollar
	(In millions)
Assets
Fixed maturity securities AFS		$270,982	$(7,411)
Equity securities		$742	$(37)
FVO Securities		$1,474	$(61)
Mortgage loans		$85,164	$(721)
Policy loans		$9,306	$(108)
Short-term investments		$6,497	$(210)
Other invested assets		$2,269	$(57)
Cash and cash equivalents		$14,912	$(370)
Accrued investment income		$3,704	$(64)
Premiums, reinsurance and other receivables		$3,355	$(38)
Market risk benefits		$334	$—
Reinsured market risk benefits		$18	$—
Other assets		$253	$(16)
Total assets			$(9,093)
Liabilities
Future policy benefits		$181,755	$3,268
Policyholder account balances		$124,340	$2,596
Market risk benefits		$2,738	$38
Payables for collateral under securities loaned and other transactions		$17,797	$109
Long-term debt		$14,372	$138
Other liabilities		$10,296	$15
Total liabilities			$6,164
Derivative Instruments
Interest rate swaps	$37,401	$100	$22
Interest rate floors	$19,645	$30	$—
Interest rate caps	$42,165	$680	$—
Interest rate futures	$903	$2	$—
Interest rate options	$42,910	$146	$—
Interest rate forwards	$8,139	$(1,264)	$77
Synthetic GICs	$49,003	$—	$—
Foreign currency swaps	$56,103	$2,509	$1,117
Foreign currency forwards	$16,923	$(1,067)	$(641)
Currency futures	$311	$—	$(31)
Currency options	$3,015	$417	$186
Credit default swaps	$15,902	$83	$(2)
Equity futures	$2,648	$5	$—
Equity index options	$21,165	$296	$4
Equity variance swaps	$141	$3	$—
Equity total return swaps	$1,932	$120	$—
Total derivative instruments			$732
Net Change			$(2,197)
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
Sensitivity to foreign currency exchange rates decreased $0.3 billion to $2.2 billion at September 30, 2023 from $2.5 billion at December 31, 2022.

The table below provides additional detail regarding the potential loss in estimated fair value of our portfolio due to a 10% decrease in equity prices at:

	September 30, 2023
	Notional Amount	Estimated Fair Value (1)	Assuming a 10% Decrease in Equity Prices
	(In millions)
Assets
Equity securities		$742	$(64)
FVO Securities		$1,474	$(73)
Other invested assets		$2,269	$(31)
Total assets			$(168)
Liabilities
Future policy benefits		$181,755	$(5)
Policyholder account balances		$124,340	$—
Market risk benefits		$2,738	$(365)
Total liabilities			$(370)
Derivative Instruments
Interest rate swaps	$37,401	$100	$—
Interest rate floors	$19,645	$30	$—
Interest rate caps	$42,165	$680	$—
Interest rate futures	$903	$2	$—
Interest rate options	$42,910	$146	$—
Interest rate forwards	$8,139	$(1,264)	$—
Synthetic GICs	$49,003	$—	$—
Foreign currency swaps	$56,103	$2,509	$—
Foreign currency forwards	$16,923	$(1,067)	$—
Currency futures	$311	$—	$—
Currency options	$3,015	$417	$—
Credit default swaps	$15,902	$83	$—
Equity futures	$2,648	$5	$183
Equity index options	$21,165	$296	$139
Equity variance swaps	$141	$3	$—
Equity total return swaps	$1,932	$120	$201
Total derivative instruments			$523
Net Change			$(15)
__________________
(1)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and Unit-linked investments and associated policyholder account balances, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
Sensitivity to equity market prices increased $15 million to $15 million at September 30, 2023 from $0 at December 31, 2022.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2023	5,192,128	$57.98	5,192,128	$3,452,482,871
August 1 — August 31, 2023	3,664,100	$62.62	3,664,100	$3,223,030,008
September 1 — September 30, 2023	4,081,000	$64.31	4,081,000	$2,960,595,156
Total	12,937,228		12,937,228
__________________
(1)During the periods July 1 — July 31, 2023, August 1 — August 31, 2023 and September 1 — September 30, 2023, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2023, MetLife, Inc. announced that its Board of Directors authorized a total of $4.0 billion of additional common stock repurchases. At September 30, 2023, MetLife, Inc. had $3.0 billion of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, at September 30, 2023 reflects the $22 million of applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — Common Stock Repurchases” and Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2022 Annual Report.

Item 5. Other Information
Insider trading arrangements
During the three months ended September 30, 2023, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
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
In the second quarter of 2023, a subsidiary of MetLife, Inc. issued a group medical policy to the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Company recorded in its interim condensed consolidated financial statements for the third quarter of 2023 approximately $11 thousand of premiums related to this policy that were received in the second quarter of 2023. The Company did not receive any additional premiums and paid less than eighty dollars in claims under this policy during the third quarter of 2023.
In the second quarter of 2023, a subsidiary of MetLife, Inc. issued a group medical policy to the Directorate of Iranian Schools in the UAE, an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Company recorded in its interim condensed consolidated financial statements for the third quarter of 2023 approximately $67 thousand of premiums related to this policy that were received in the second quarter of 2023. The Company did not receive any additional premiums and paid less than seven thousand dollars in claims under this policy during the third quarter of 2023.
In the third quarter of 2023, after further investigation, the Company determined that a former policyholder, the Al Adab Iranian Private School for Boys in Dubai, UAE, may be owned or controlled, directly or indirectly, by a Government Related Entity. A subsidiary of MetLife, Inc. issued two group medical policies to this policyholder in March 2021, both of which terminated in March 2023 in accordance with their terms. During the third quarter of 2023, the Company did not receive any premiums and paid approximately fifty dollars in claims under one of the two policies.
In the third quarter of 2023, after further investigation, the Company determined that a former policyholder, the Iranian Towheed Boys School in Dubai, UAE, appears to be owned or controlled, directly or indirectly, by a Government Related Entity. A subsidiary of MetLife, Inc. issued two group medical policies and one group life policy to this policyholder in March 2022, all three of which terminated in March 2023 in accordance with their terms. During the third quarter of 2023, the Company did not receive any premiums and paid less than three thousand dollars in claims under two of the three policies.
In each case, the Company does not intend to continue any services related to or involving the policies. The Company has investigated the circumstances of the issuance of each policy. The Company does not intend to conduct any transactions or dealings with a Government Related Entity not specifically authorized by a U.S. federal department or agency.

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1	Amended and Restated By-Laws of MetLife, Inc., effective as of October 3, 2023.	8-K	001-15787	3.2	October 5, 2023

4.1	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 2, 2023