Form 10-K
period 2023-12-31
METLIFE INC
filed 2024-02-16
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2023 was approximately $42.8 billion.
At February 8, 2024, 723,020,313 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 18, 2024, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2023.

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default, currency exchange rates, derivatives, climate change, public health and terrorism and security;
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
(10) unsuccessful efforts to meet all environmental, social, and governance standards or to enhance our sustainability;
(11) MetLife, Inc.’s inability to pay dividends and repurchase common stock;
(12) MetLife, Inc.’s subsidiaries’ inability to pay dividends to MetLife, Inc.;
(13) investment defaults, downgrades, or volatility;
(14) investment sales or lending difficulties;
(15) collateral or derivative-related payments;
(16) investment valuations, allowances, or impairments changes;
(17) claims or other results that differ from our estimates, assumptions, or models;
(18) global political, legal, or operational risks;
(19) business competition;
(20) technological changes;
(21) catastrophes;
(22) climate changes or responses to it;

(23) deficiencies in our closed block;
(24) goodwill or other asset impairment, or deferred income tax asset allowance;
(25) impairment of value of business acquired, value of distribution agreements acquired or value of customer relationships acquired;
(26) product guarantee volatility, costs, and counterparty risks;
(27) risk management failures;
(28) insufficient protection from operational risks;
(29) failure to protect confidentiality and integrity of data or other cybersecurity or disaster recovery failures;
(30) accounting standards changes;
(31) excessive risk-taking;
(32) marketing and distribution difficulties;
(33) pension and other postretirement benefit assumption changes;
(34) inability to protect our intellectual property or avoid infringement claims;
(35) acquisition, integration, growth, disposition, or reorganization difficulties;
(36) Brighthouse Financial, Inc. separation risks;
(37) MetLife, Inc.’s Board of Directors influence over the outcome of stockholder votes through the voting provisions of the MetLife Policyholder Trust; and
(38) legal- and corporate governance-related effects on business combinations.
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
In the fourth quarter of 2023, MetLife reorganized from five segments into the following six segments to reflect changes in management’s responsibilities: Group Benefits; Retirement and Income Solutions (“RIS”); Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

MetLife

Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings

Segments and Corporate & Other
We offer a broad range of products and services aimed at serving the financial needs of our customers. We sell these products to corporations and other institutions (including local, state and federal governments) and their respective employees, as well as individuals.
Group Benefits
We have built a leading position in the U.S. group insurance market through long-standing relationships with many of the largest employers in the U.S.
Our Group Benefits segment, based in the U.S., offers life insurance, dental, group short- and long-term disability, individual disability, accidental death and dismemberment (“AD&D”) insurance, vision, and accident & health insurance, as well as prepaid legal plans and pet insurance. We also sell administrative services-only (“ASO”) arrangements to some employers.
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
We have entered into several operating joint ventures and other arrangements with third parties to expand opportunities to market and distribute Group Benefits products and services. We also sell Group Benefits products and services through sponsoring associations and affinity groups and provide life, dental, accident & health, and vision coverage to certain employees of the U.S. Government. We have longstanding relationships with these employees and continue to cultivate and expand them through additional product offerings.
Our Group Benefits segment quarterly claims experience may vary, as seasonal illnesses effect mortality and morbidity, and due to utilization rate fluctuation in our non-medical health businesses. Annual benefit renewal implementation, enrollment, and marketing costs normally elevate expenses for the Group Benefits segment in the fourth quarter.

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

Retirement and Income Solutions
Our RIS segment, based in the U.S., provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their employee benefit programs using a spectrum of life and annuity-based insurance and investment products.
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

• General account annuities include non-participating group contract benefits purchased for retired or active employees covered under terminating or ongoing pension plans.

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

• Funding agreements are issued by certain of our insurance subsidiaries to the Federal Home Loan Bank of New York (“FHLBNY”) and to a subsidiary of the Federal Agricultural Mortgage Corporation.

Asia
Our Asia operations are geographically diverse encompassing both developed and emerging markets. We operate in nine jurisdictions throughout Asia, with our largest operation in Japan. We market our products and services through a range of proprietary and third-party distribution channels.
In Japan, our face-to-face channels including both career and general agency, continue to be critical to our overall distribution strategy, catering to various needs of individual retail customers. Our competitive advantage in bancassurance is based on robust distribution relationships with Japan’s very large banks, trust banks and various regional banks. Outside of Japan, our distribution strategies vary by market and leverage a combination of career and general agencies, bancassurance and direct marketing. In select markets, we also use independent brokers for retail sales and our employee sales force to sell group products.

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
We have an exclusive and captive agency distribution network which sells a variety of individual life, accident & health, and pension products. Our direct marketing channel includes sponsors and telesales representatives selling mainly accident & health and individual life products directly to consumers. We also work with brokers and independent agents on sales of group and individual life, accident & health, group medical, dental and pension products, and worksite marketing. We also offer to government employees life and medical insurance, as well as retirement and savings, and other products.

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
EMEA
We operate across EMEA in both developed (Western Europe) and emerging (Central and Eastern Europe, Middle East and Africa) markets. Our largest operations are in the Gulf region, the U.K. and France. In more mature markets, we focus our strategy on our preferred market segments to play a “niche” role. We also have a strong market presence in emerging markets leveraging a multi-channel distribution strategy.
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
MetLife Holdings
This segment consists of operations relating to products and businesses that we no longer actively market in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance. It also includes an in-force block of assumed variable annuity guarantees from a third party. See Note 9 of the Notes to the Consolidated Financial Statements for information on a reinsurance transaction with subsidiaries of Global Atlantic Financial Group.

Major Products
Variable, Universal and Term Life Insurance
Similar to products offered by our Group Benefits segment, except that these products were historically marketed to individuals through various retail distribution channels. For a description of these products, see “— Group Benefits.”

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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
Policyholder Liabilities
We establish, and carry as liabilities, actuarially determined amounts that are calculated to meet policy obligations when a policy matures or is surrendered, an insured dies or becomes disabled or upon the occurrence of other covered events, or to provide for future annuity payments. Our liabilities for future policy benefits and claims are established based on estimates by actuaries of how much we will need to pay for future benefits and claims. For life insurance and annuity products, we calculate these liabilities based on assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy and the amount of benefits or claims to be paid. We establish liabilities for claims and benefits based on assumptions and estimates of losses and liabilities incurred. Amounts for actuarial liabilities are computed and reported on the consolidated financial statements in conformity with GAAP. For more details on policyholder liabilities see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Future Policy Benefit Liabilities.”
MetLife, Inc.’s insurance subsidiaries, including affiliated reinsurers, establish statutory reserves under methods prescribed by the insurance laws of their respective domiciliary jurisdiction. These reserves are reported as liabilities, and we expect them to be sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at assumed rates. Statutory reserves and actuarial liabilities for future policy benefits reported under GAAP generally differ due to the difference in accounting requirements.

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
Insurance regulators in many of the non-U.S. jurisdictions in which we operate require certain MetLife entities to prepare and submit a sufficiency analysis of the reserves presented in the locally required regulatory financial statements. See “— Regulation — State Insurance Regulation — Reserves and Asset Adequacy Analysis.”
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
Pricing
Product pricing reflects our globally consistent standards. Regional product and finance teams price all of our insurance business with oversight from Global Risk Management. We base our pricing on the expected benefits payout which we calculate through the use of assumptions for mortality, longevity, morbidity, expenses, persistency and investment returns and macroeconomic factors such as inflation. We price investment-oriented products based on factors such as investment returns, expenses, persistency, optionality, and possible variability of results.
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
We base our rates for group benefit products on anticipated earnings for the book of business. We generally re-evaluate renewals annually or biannually and re-price products to reflect our experience on such products.

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
We also reinsure for risk and capital management purposes among affiliates, including affiliated U.S. captive reinsurers and affiliated non-U.S. reinsurers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Affiliated Reinsurance Transactions.”
For information regarding reinsurance by segment, our catastrophic coverage, and ceded reinsurance recoverable balances, included in premiums, reinsurance and other receivables on the consolidated balance sheets, see Note 9 of the Notes to the Consolidated Financial Statements.
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
Set forth below is a summary of the material regulatory frameworks applicable to MetLife, Inc. and its subsidiaries.
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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the potential federal role in regulating businesses such as ours, including in the following ways:
• The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Reserve Bank of New York (collectively with the Federal Reserve Board, the “Federal Reserve”).
• The Federal Insurance Office (“FIO”) within the Department of the Treasury may participate in the negotiations of international insurance agreements with foreign regulators for the U.S., collect information about the insurance industry, and recommend prudential standards.
• If an insurance holding company such as MetLife, Inc. or another non-insurance financial institution were to become insolvent or were in danger of defaulting on its obligations, and regulators determined that this would have serious adverse effects on financial stability in the U.S., then the Federal Deposit Insurance Corporation (“FDIC”) may liquidate such a company as receiver. In that case, the Bankruptcy Code, which ordinarily governs liquidations, would not apply. The FDIC’s purpose would be to mitigate the systemic risks the institution’s failure poses. This is a different objective from that of a bankruptcy trustee under the Bankruptcy Code. In such a liquidation, the holders of such company’s debt could in certain respects be treated differently than under the Bankruptcy Code. The FDIC has established rules relating to the priority of creditors’ claims and the potentially dissimilar treatment of similarly situated creditors. These provisions could apply to some financial institutions whose outstanding debt securities we hold in our investment portfolios. However, state insurance laws would continue to apply to an insurance company resolution.
•Dodd-Frank provisions may also affect the investments and investment activities of MetLife, Inc. and its subsidiaries, including imposing federal regulation of such activities.
In 2023, the FSOC adopted final guidance that establishes a new process for designating certain financial companies as non-bank SIFIs. The revised approach is based on risk factors contained in a new analytic framework, including leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs, thereby subjecting such companies to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict the potential impact of these changes.
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
Health Care Regulation
The U.S. excise tax known as the “health insurer fee” was in force for the 2020 calendar year, but no longer applies. However, demand for and pricing of products remain subject to tax uncertainty. Federal health care statutes and related regulation have imposed increased and unpredictable costs on certain products and may have additional adverse effects. They have also harmed our competitive position, as these rules have a disparate impact on our products compared to products offered by our not-for-profit competitors. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”

U.S. Insurance Holding Company Regulation
We are subject to U.S. state insurance holding company laws and regulations that are generally based on the National Association of Insurance Commissioners’ (“NAIC”) Insurance Holding Company System Regulatory Act and Regulation (“Model Holding Company Act and Regulation”). These vary by jurisdiction, but generally require a controlled insurance company (i.e., insurers that are subsidiaries of insurance holding companies) to register and file reports with state regulatory authorities on its capital structure, ownership, financial condition, intercompany transactions and general business operations. State holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has enacted laws to implement these requirements. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”). All states have adopted laws and regulations enhancing group-wide supervision.
State Insurance Regulation
Each of MetLife’s U.S. insurance subsidiaries is licensed and regulated in each jurisdiction where it conducts insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers, including with respect to: (i) licensing companies and agents to transact business; (ii) regulating certain premium rates; (iii) reviewing and approving certain policy forms, including required policyholder disclosures; (iv) establishing statutory capital and reserve requirements and solvency standards; and (v) restricting the payment of dividends and other transactions between affiliates.
Each of our insurance subsidiaries is required to file reports, generally including detailed annual financial statements, with insurance regulators in each of the jurisdictions in which it does business. Such authorities will periodically examine their books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. Except for this consent order or as described in Note 24 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2023, 2022 and 2021, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.
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
Dividend Restrictions
State insurance statutes typically restrict the dividends or other distributions an insurance company subsidiary may pay to its parent companies and limit the transactions between an insurer and its affiliates. Dividends in excess of prescribed limits and transactions above a specified size between an insurer and its affiliates require the approval of the domiciliary insurance regulator. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 19 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.

Risk-Based Capital
Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is calculated annually based on a formula that applies factors to various asset, premium, claim, expense and statutory reserve items, taking into account asset, insurance, interest rate, and market and business risk characteristics. Regulators use the RBC formula as an early warning tool to identify insurers that may be inadequately capitalized for purposes of initiating regulatory action. See “Statutory Equity and Income” in Note 19 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”
We calculate our internally defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries, including annual letters on Special Considerations (each, an “SCL"), as discussed below. Our Statement-Based Combined RBC Ratio was in excess of 380% and in excess of 340% at December 31, 2023 and 2022, respectively. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 400% and in excess of 360% at December 31, 2023 and 2022, respectively.
NAIC developments related to the RBC framework are described below.
•RBC Revisions. The NAIC has approved RBC revisions for corporate bonds, real estate equity and longevity risk that took effect at year-end 2021, which had a modest net positive RBC impact on us. The NAIC has also approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratios. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which will be effective for year-end 2024 RBC filings and is expected to have an immaterial RBC impact on us. The NAIC is currently reviewing the RBC treatment of collateralized loan obligations (“CLOs”). See “— Investments” for additional information.
•Bond Project. The NAIC has undertaken a principles-based bond project, which includes consideration of factors to determine whether an investment in an asset-backed security qualifies for reporting on an insurer’s statutory financial statement as a bond on Schedule D-1 as opposed to Schedule BA (other long-term investment assets), the latter of which has a higher risk charge. The NAIC adopted a new, principles-based definition of a bond that will be effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements and may lead to categorical changes in the regulatory reporting and RBC charges associated with these investments.
•Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. The NAIC is developing a long-term solution for this issue.
•Group Capital Calculation. The NAIC’s group capital calculation (“GCC”) tool uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The NAIC amended the Model Holding Company Act and Regulation to adopt the GCC Template and Instructions and to implement the annual GCC filing requirement with an insurance group’s lead state regulator. These amendments have been adopted by the majority of states, including New York, our lead state regulator, and most of our U.S. subsidiaries’ domiciliary states. We cannot predict what impact this regulatory tool may have on our business.
Investments
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

The NAIC is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and CLOs, the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. We expect insurers to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings. It is possible that the NAIC may propose new regulations or changes to statutory accounting principles regarding CLOs.
In addition, many of our non-U.S. insurance subsidiaries and pension companies are subject to other investment laws and regulations.
Reserves and Asset Adequacy Analysis
The NAIC’s valuation manual contains a principle-based approach to the calculation of life insurance reserves. Principle-based reserving, which is designed to better address reserving for life insurance and annuity products, has been adopted by all states.
We use capital markets solutions to finance a portion of our statutory reserve requirements for several products, such as level premium term life products and MLIC’s closed block, which are subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX). The NAIC’s Actuarial Guideline 48 (“AG 48”) enhances the statutory financial statement disclosure of an insurer's use of captives and narrows the types of assets permitted to back statutory reserves that are required to support the insurer’s future obligations. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
Each year a qualified actuary must submit an opinion stating that the statutory reserves of our U.S. insurance subsidiaries, including affiliated captive reinsurers, make adequate provision, according to accepted actuarial standards of practice, for the anticipated cash flows required by the contractual obligations and related expenses of such subsidiary. We may increase reserves in order to submit this opinion without qualification.
In addition, the NYDFS issues SCL to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes that would require us to increase, or influence our decision to release, certain asset adequacy reserves, which could materially impact our statutory capital and surplus. See “Statutory Equity and Income” in Note 19 of the Notes to the Consolidated Financial Statements.
Many of our non-U.S. insurance operations must also analyze the adequacy of their statutory reserves. In most of those cases, a locally qualified actuary must submit an analysis of the likelihood that the reserves make adequate provision for the insurer’s associated contractual obligations and related expenses. Regulatory and actuarial analytic standards vary widely.
Adjusting Non-Guaranteed Elements of Life Insurance Products
New York’s Insurance Regulation 210 establishes standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS prior to any such changes. The regulation also requires insurers to inform the NYDFS annually of any changes adverse to policyholders made in the prior year. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.

Guaranty Associations
Many jurisdictions in which our insurance subsidiaries transact business require life and health insurers to participate in guaranty or similar associations, which pay insurance benefits owed by insolvent or failed insurers. Guaranty associations levy assessments, up to prescribed limits, on all member insurers in a particular jurisdiction on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. We have established liabilities for guaranty fund assessments that we consider adequate.
Certain Non-U.S. Regulations
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
Non-U.S. jurisdictions also restrict the amount of dividends and other distributions from subsidiaries and remittances from branches. For example, a portion of the annual earnings of our Japan operations may be repatriated each year, and may further be distributed to MetLife, Inc. as a dividend. We may determine not to repatriate profits from the Japan operations or to repatriate a reduced amount in order to maintain or improve the solvency of the Japan operations or for other reasons. In addition, the Financial Services Agency in Japan (“FSA”) may limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers would be detrimental to the solvency or financial strength of our Japan operations or for other reasons.
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
In 2023, the EU and the U.K. signed a Memorandum of Understanding (“MoU”) on regulatory cooperation in financial services. The MoU will establish an ongoing forum for the U.K. and the EU to discuss voluntary regulatory cooperation.
The U.K. parliament will consider whether to pass a number of legislative changes to U.K. prudential insurance regulation throughout 2024. Similarly, the EU institutions have undertaken their own review of Solvency II. However, we do not expect that EEA firms will be required to adhere to any regulatory changes to Solvency II prior to 2025.
Mexico has adopted a Solvency II-type regulatory framework which imposes reserve and capital requirements and corporate governance to foster transparency. In line with the requirements of the local Solvency II, insurance companies calculate and report their capital requirement using a standard formula designed by the local regulators (“CNSF”). In addition, as required, certain MetLife entities must submit annual Own Risk and Solvency Assessment (“ORSA”) reports to the CNSF on an ongoing basis.
In Chile, the law implementing Solvency II-like regulation continues in the studies stage. The implementation date for the new solvency regime has not yet been set; however, it could be in force within four years after the final regulation is published. MetLife Chile must also submit an annual ORSA report to the regulator.
The Brazilian insurance regulator has established an insurance framework for minimum capital requirements based on risk, criteria for investment activities, a formal risk management function, and a formal enterprise risk management (“ERM”) framework.
Japanese law requires insurers to maintain solvency standards to protect policyholders and to support their own financial strength. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum. In addition, we expect Japan to adopt an economic value-based solvency regime in 2025.

In China, the business of our joint venture (as well as the industry) has implemented China Risk Oriented Solvency System (“C-ROSS”), a risk-based solvency regime. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). In 2021, the China Banking and Insurance Regulatory Commission (“CBIRC”) issued C-ROSS Phase II rules, further enhancing the C-ROSS system. CBIRC has adopted a transition period approach based on actual circumstances, with full implementation to be in place by no later than 2025. In 2023, China’s State Council created the National Administration for Financial Regulation (“NAFR”) to oversee regulation of the financial sector. NAFR has replaced the CBIRC.
The Korea Financial Supervisory Service implemented a new solvency system in 2023. This system reflects the International Association of Insurance Supervisors (“IAIS”) global Insurance Capital Standard and incorporates certain product portfolio and other features specific to the Korean market and includes mark-to-market valuation.
IAIS
The IAIS is a voluntary membership association of insurance supervisors and regulators. It is the global standard-setting body responsible for developing and assisting in the implementation of principles, standards and guidance, as well as supporting material, for the supervision of the insurance sector. The IAIS is a member of the Financial Stability Board (“FSB”), an international entity established to coordinate, develop and promote regulatory, supervisory and other financial sector policies in the interest of financial stability. The IAIS participates in the FSB’s initiative to identify and manage systemic risk globally. The IAIS has adopted a holistic framework for the assessment and mitigation of systemic risk in the global insurance sector (the “Holistic Framework”). The framework monitors vulnerabilities at jurisdictional and global levels to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. In 2022, the FSB endorsed the Holistic Framework and discontinued the designation of global systemically important insurers.
An IAIS proposal becomes effective when it is enacted through legislation or regulation in the applicable jurisdiction. Accordingly, the impact on MetLife, Inc. of the IAIS’s global proposals is uncertain.
Cybersecurity, Privacy and Data Protection Regulation
We are subject to a variety of laws and regulations at the local, state, federal and international level regarding the collection, storage, use, retrieval, processing, disclosure, protection and security of personal information, including health-related and customer information and employee data. Various local, state and federal laws in the U.S. and around the world require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly from jurisdiction to jurisdiction. We are also subject to laws and regulations governing the security and integrity of our information systems and the information stored therein, many of which require the implementation and maintenance of a comprehensive information security program, and require notification to affected individuals and regulators in the event of security breaches and other cyber incidents affecting our information systems or the personal or non-public information stored thereon. Given growing cybersecurity risks and threats posed to information and financial systems by nation-states, terrorist organizations and independent criminal actors in recent years, insurance and other regulators have increased their focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.

Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology systems by establishing and regulating cybersecurity requirements for banking and insurance entities under the NYDFS’s jurisdiction. In general, the Regulation requires covered entities, such as our insurance entities licensed in New York, to assess risks associated with their information systems and establish and maintain a cybersecurity program designed to assess those risks and protect the confidentiality, integrity and availability of such systems and data. Specifically, the Regulation provides for, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”) and other qualified cybersecurity personnel; (v) oversight of third party service providers with access to the information systems and nonpublic personal information of covered entities, including via implementation of written policies and procedures to evaluate the third party service provider’s cybersecurity practices; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities that fail to comply with the Regulation may be subject to enforcement actions brought by the NYDFS, the result of which could lead to civil penalties, and other legal and reputational costs.
In late 2023, the NYDFS adopted amendments to the Regulation following several public comment periods on exposure drafts. The amendments include significant changes, such as: (a) implementing additional governance and oversight measures, including that a senior governing body (e.g., the board of directors) must have sufficient understanding of cybersecurity-related matters and regularly review management reports about cybersecurity matters; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a covered entity’s cyber-ransom payment; and (d) requiring enhancements to a covered entity’s written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The majority of the new requirements become effective on April 29, 2024. We cannot predict what effect the amended Regulation will have on our business or compliance costs.
The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) requires insurers and other entities licensed by a state insurance department to develop, implement and maintain a risk-based information security program. The Cybersecurity Model Law also establishes standards for data security and for investigation of and notification to insurance commissioners of cybersecurity events involving unauthorized access to, or the misuse of, certain nonpublic information. Several states have adopted the Cybersecurity Model Law, including four of our insurance subsidiaries’ domiciliary states, and more may adopt it in the future, requiring further compliance and oversight efforts. Such compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments, including investments in compliance processes, personnel, and technical infrastructure.
Privacy and Data Protection
In the U.S., we are subject to state laws, which impose certain obligations on the processing of personal information and provide consumers specific rights to control their personal information. For instance, the California Consumer Privacy Act (“CCPA”), which applies to certain portions of our business, requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, which took effect in most material respects in 2023 and imposes additional rights and obligations. While a significant portion of our business is exempted from the CCPA’s specific requirements, the Health Insurance Portability and Accountability Act and the insurance laws of several states to which we are subject grant similar rights to insureds, including the right to request copies of their personal information that a company has collected.
Several other states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, some of these state laws (such as those enacted in Virginia, Colorado, Connecticut, and Utah) include broad entity-wide exemptions for financial institutions. The NAIC is also developing a new consumer privacy model law that will likely be completed in 2024. Additionally, a draft of a new federal privacy bill, the American Data Privacy and Protection Act (“ADPPA”), was introduced in 2022 with the aim of harmonizing and improving federal data protection legislation. The ADPPA was not enacted during the last Congress, but it or similar federal legislation may be enacted in the future.

Outside of the U.S., our subsidiaries are subject to various data protection regimes, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which became effective in May 2018, and applies to entities established in the EU, as well as to entities not established in the EU, that target goods or services to EU data subjects, or that monitor consumer behavior that takes place in the EU. The GDPR imposes strict requirements for controllers and processors of personal data and on transfers of personal data outside of the EEA to countries which have not been deemed “adequate” by the European Commission.
Following the U.K.’s exit from the EU, data privacy law in the U.K. includes the GDPR as retained in U.K. law. The interpretation of the U.K. GDPR may eventually start to differ from the GDPR, and ensuring compliance with each is and will remain an ongoing commitment that involves substantial costs. We are also subject to increasingly restrictive laws in other jurisdictions that address and impose strict requirements on cross-border data transfers, including, for example, China’s Personal Information Protection Law.
The above laws, and other similar laws that may be passed, may require us to adapt our practices and divert resources from other initiatives and projects to address such evolving compliance and operational requirements. Moreover, despite our efforts, governmental authorities or others may assert that our business practices or that of our vendors fail to comply with such requirements, and if we or they are found to violate any such laws, we may incur substantial fines or damages, have to change our business practices, or face reputational harm, any of which could have an adverse effect on our business.
Innovation and Technology
As a result of increased innovation and technology in the insurance sector, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence (“AI”), machine learning and automated decision-making. In 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”) after exposing a draft for comment. The AI Bulletin outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. In 2024, the (H) Committee plans to form a new task force that will be charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. For instance, in 2021, Colorado enacted a law which prohibits insurers from using external consumer data and information sources (“ECDIS”), as well as algorithms or predictive models that use ECDIS, in a way that unfairly discriminates based on race, color, national or ethnic origin, religion, sex, sexual orientation, disability, gender identity or gender expression. In 2023, Colorado adopted the first legally binding regulation requiring life insurers to adopt a governance and risk management framework for the use of AI, machine learning and other technologies that utilize “external consumer data” in connection with individual life insurance policies. It is expected that Colorado will also promulgate governance and testing regulations for other lines of insurance. Similarly, in January 2024, the NYDFS released for public comment a proposed circular letter focused on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
We expect big data to remain an important issue for the NAIC and state regulators. We cannot predict which insurance regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies. We also expect legislators and regulators outside of the U.S. to enact laws and regulations with respect to big data and AI that will apply to our businesses. For example, in 2023, the European Council and the European Parliament reached a provisional agreement on the Artificial Intelligence Act, which if enacted, will ban certain “high risk” AI while boosting innovation and seeking to ensure fundamental rights are not infringed by the technology. We continue to monitor the developments of the Artificial Intelligence Act and other governmental initiatives around the world, particularly in jurisdictions where we operate.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
We provide products and services to certain employee benefit plans that are subject to ERISA and/or Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”). ERISA and the Code impose restrictions, including fiduciary duties to perform solely in the interests of ERISA plan participants and beneficiaries, and to avoid prohibited non-exempt transactions. The applicable provisions of ERISA and the Code are subject to enforcement by the U.S. Department of Labor (the “DOL”), the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation.

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
In 2020, the DOL released the final version of the prohibited transaction exemption (“PTE”) 2020-02 to allow investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (the “SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. PTE 2020-02 became effective in 2021. In 2023, the DOL again proposed a regulation to change the definition of “fiduciary” for purposes of the ERISA and parallel provisions of the Code when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. In November 2023, the DOL issued a proposed revised version of the five-part test, proposed amendments to PTE 2020-02, and proposed amendments to other PTEs, all of which relate to the provision of investment advice under ERISA. However, those proposed amendments are subject to notice and comment and will not be finalized for several months.
Federal and state regulators have adopted standards of conduct when recommending securities, including variable insurance products. The SEC’s Regulation Best Interest requires broker-dealers to act in the best interest of retail consumers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to IRA owners, as well as non-benefit plan retail customers. In addition, the Financial Industry Regulatory Authority (“FINRA”) rules impose requirements on broker-dealers relating to the sale of variable insurance products.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has proposed a model rule regarding broker-dealer conduct that states might seek to adopt. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services in the states subject to such rules, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.
The SECURE 2.0 Act of 2022 introduced new requirements for retirement plan sponsors that are intended to expand coverage, increase savings, preserve income, and simplify plan rules and administrative procedures; and directed the DOL to review its current interpretive bulletin regarding ERISA plan sponsors’ selection of annuity providers for purposes of transferring plan sponsor benefit plan liability to such annuity providers. Such review could result in the DOL’s imposition of new or different requirements on plan sponsors or on annuity providers such as MLIC and Metropolitan Tower Life Insurance Company (“MTL”), or could make such selection process more difficult for the parties involved.
In 2020, the Chilean Congress approved two bills, each of which allowed individuals to withdraw up to 10% of pension accounts or the account balance if it is below a certain amount. In 2021, the Chilean Congress approved a third bill allowing for additional withdrawals of pension funds which also required insurance companies to advance payments of up to 10% of the reserves allocated to a customer’s annuity. Since then, bills allowing additional withdrawals and a second advance payment of annuities have been rejected.
In 2022, the government sent a major pension reform bill to the Chilean Congress which included a proposal to limit private pension administrators to asset management and end their administration of mandatory pension accounts, among other significant changes. In 2023, the government introduced certain amendments to the bill in an effort to continue advancing the bill for approval by the Chilean Congress. The impact of any such pension reforms will depend on the final measures adopted, and in some cases could have an adverse effect on our Chilean pension business.

Management of Climate Risk
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as MLIC, and foreign authorized insurers, such as our other insurance subsidiaries licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., ERM and ORSA). The guidance states that the NYDFS will issue further guidance on the timing for implementation of certain of these expectations. In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address certain additional risks, including climate change risk.
The NAIC has adopted a new standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
Pursuant to its authority under Dodd-Frank, the FIO is also assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In 2023, the FIO released a report which evaluates climate-related issues and urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
The SEC is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains several ESG-related rulemakings that the SEC is considering. In 2022, the SEC proposed rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The proposal sets forth proposed rules for disclosure of climate-related risks, material impacts, governance, risk management, financial statement metrics, greenhouse gas emissions, attestation of emissions disclosures, and targets and goals. In 2022, the SEC also proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements which apply to companies doing business in California that meet applicable revenue thresholds. Also in 2023, California adopted a law establishing disclosure requirements for entities operating within California that market, sell, purchase, or use voluntary carbon offsets, as well as those that make claims of achieving net zero emissions or carbon neutrality that operate within and make such claims within the state.
The EU Corporate Sustainability Reporting Directive (“CSRD”) requires in-scope companies to report on (i) how sustainability issues might create financial risks for the company; and (ii) the company’s impacts on people and the environment. CSRD applies on a staggered basis to companies, over a multi-year period, with the first reports due in 2025 in respect of the 2024 financial year. MetLife’s largest insurance subsidiary in Europe is in scope for this first phase.
Consumer Protection Laws
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
Derivatives Regulation and Clearing of Treasury Securities
Dodd-Frank includes a framework of regulation of the over-the-counter (“OTC”) derivatives markets requiring clearing of certain OTC derivative transactions and imposes additional costs, including reporting and margin requirements. Centralized clearing also exposes us to the risk of a default by a clearing member or clearinghouse with respect to our cleared derivative transactions.

Our derivative hedging and other risk management procedures may prove ineffective in reducing the risks to which our insurance business is exposed. Any such losses could be increased by higher costs of writing derivatives (including customized derivatives) and the reduced availability of customized derivatives that might result from the implementation of Dodd-Frank and comparable international derivatives regulations.
Dodd-Frank also expanded the definition of “swap” and mandated the SEC and U.S. Commodity Futures Trading Commission (“CFTC”) to study whether “stable value contracts” should be treated as swaps. Pursuant to the definition and the SEC’s and CFTC’s interpretive regulations, products offered by our insurance subsidiaries, other than stable value contracts, might also be treated as swaps. The effect of such potential treatment is difficult to predict. Special federal banking rules apply to certain derivatives contracts and other agreements with some banking institutions and certain of their affiliates. These rules generally limit or delay the rights of counterparties upon the insolvency of such banking institutions which could increase our counterparty risk.
In 2023, the principal U.S. federal banking regulatory agencies proposed for public comment regulations to implement certain international “Basel III” capital standards. The U.S. regulatory proposal could affect capital charges applicable to banks and their affiliates engaged in derivatives activities, and could thus increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties. It is not certain in what manner these proposed regulations may be modified when and if finalized.
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. The rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities by December 31, 2025, and eligible repurchase transactions in U.S. Treasury securities by June 30, 2026. The rule’s potential effect on the U.S. Treasury markets is uncertain.
Securities, Broker-Dealer and Investment Adviser Regulation
U.S. federal and state securities laws and regulations apply to insurance products that meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities or exempt from registration. As a result, some of our subsidiaries and their activities in offering and selling variable insurance contracts and policies are subject to extensive regulation under these securities laws.
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
Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these registered separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. One insurance subsidiary issues a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
Two of our U.S. subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and are members of, and subject to regulation by, FINRA. The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities.
Two of our U.S. subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended, and one is also registered or licensed in various non-U.S. jurisdictions, as applicable. In addition, we have non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our investment management business. We may also be subject to similar laws and regulations in non-U.S. jurisdictions with respect to the provision of investment advisory services or the conducting of other activities.

One of our U.S. broker-dealers serves as the principal underwriter and distributor of these variable products and other securities offerings. Our broker-dealer distributes these products via unaffiliated third party broker-dealers and financial intermediaries that sell these products to end investors. Under SEC rules, the selling broker-dealers recommending our variable products and other securities offerings to end investors are required to comply with various SEC and FINRA rules and regulations, including Regulation Best Interest. SEC rules also require these selling broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which most of our insurance subsidiaries’ domiciliary states adopted and others may consider.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, for example, the NYDFS expects the insurers it regulates to make diversity of their leadership a business priority and a key element of their corporate governance, and it includes diversity-related questions in its examination process.
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
Unclaimed Property
We are subject to the laws and regulations of states and other jurisdictions concerning identification, reporting and escheatment of unclaimed or abandoned funds, and are subject to audit and examination for compliance with these requirements. See “— State Insurance Regulation,” which references a consent order. See also Note 24 of the Notes to the Consolidated Financial Statements.
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
Cross-Border Trade and Investments
The U.S., the EU and the U.K. maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In particular, U.S., EU and U.K. sanctions on Russia have expanded as a result of the war in Ukraine. These sanctions have expanded restrictions on transactions with the Russian Central Bank and other specified Russian government entities, dealing in Russian sovereign debt, engaging in certain debt and equity transactions, and engaging in transactions related to all new investment in the Russian Federation. Trade and investment in China may also be impacted by U.S. sanctions. The Biden administration has previously issued restrictions targeting certain activity involving specified Chinese securities and technology.
The Organisation for Economic Co-operation and Development has proposed policies aiming to modernize global tax systems, including a global 15% minimum effective tax rate (“Pillar Two”) for multinational companies, including MetLife. A number of countries have either enacted Pillar Two rules or are evaluating whether to enact such rules. As most of our operations are in jurisdictions with a tax rate above 15%, we do not currently expect these rules to have a material impact on us.
Competition
The life insurance industry remains highly competitive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures.” We face competition based on factors such as service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, changes in regulation and taxes and other factors. We compete globally with a large number of insurance companies and non-insurance financial services companies such as banks, broker-dealers and asset managers. We compete for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the U.S. and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Because we and others underwrite many group insurance products annually, our group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.
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
Human Capital Resources
At December 31, 2023, we had approximately 45,000 employees.
As a financial services company, we rely significantly on our global workforce, leveraging a wide variety of professional, technical, management, business, and other skills and expertise, to create value for our stakeholders. Our priorities include a supportive culture, global diversity, equity and inclusion (“DEI”), talent and skill development, benefits and wellbeing, compensation, and attracting and retaining talent. These factors impact the readiness of the organization to support future business needs.
•Supportive culture: We encourage open dialogue with our employees through:
◦Global networks where executive and senior leaders across the organization connect to further shape and align to our strategy, build capabilities and provide feedback on our operations, culture and future;
◦Let’s Talk Live! monthly, Chief Executive Officer-driven global town halls where information is shared with all employees and employees are given the opportunity to ask questions of management;
◦MyVoice, MetLife’s annual employee survey that provides our employees with an opportunity to share their perspectives and informs action-oriented solutions; and
◦Speak Up, MetLife’s online tool that, together with its Ethics & Fraud Hotline, enable associates to report any concern or violation that impacts employees, customers, or MetLife, without fear of retaliation.
•Diversity, equity and inclusion: In March 2022, we announced a set of 2030 DEI commitments that address the needs of underserved communities through a mix of investments, products and services, supply chain, volunteering and community efforts. Efforts made to pursue these commitments include (i) originating investments that advance diversity, (ii) encouraging a culture of year-round volunteering with a focus on underserved communities, (iii) providing diverse businesses with equal opportunity to participate in MetLife’s supply chain and become trusted suppliers, (iv) supporting research that advances the understanding of DEI issues, and (v) continuing to advance workplace diversity. As of December 31, 2023, globally, women represented 30% of our Executive Leadership Team and 36% of our Board of Directors. In the U.S., ethnic and racially diverse employees represented 13% of our Executive Leadership Team and 36% of our Board of Directors as of December 31, 2023.
•Talent and skill development: Employees can leverage our digitally enabled learning platform known as MyLearning and our internal global talent marketplace known as MyPath to enhance and expand their skills through experiential and cross-functional learning. Our approach to managing talent begins with regular 2+2+1 conversations during which employees and their managers discuss two things the employee is doing well, two things to focus on and one thing the employee needs from their manager to be successful.
•Benefits and wellbeing: We offer to our workforce compensation and inclusive benefits programs that provide resources to help maintain their physical, mental and financial wellbeing, as well as development opportunities and learning experiences that are tailored to individual career aspirations. MetLife’s company-paid and company-subsidized healthcare, disability, life insurance and retirement benefits are tailored to the needs of each market and competitive paid time off and parental leave programs are provided in all markets.
•Compensation: We have a pay-for-performance philosophy that directly links an employee’s compensation to their performance and to MetLife’s performance. We also provide market-aligned compensation opportunities to attract, engage and retain talent and are committed to continuing to review our practices to ensure fairness and equity.

•Attracting and retaining talent: We enable career development and training for existing employees by giving them access to tools, resources and social networks that expand professional relationships. We support retention goals by supporting employee recognition programs, focusing on employee health and wellness, and offering our total compensation and benefit programs.
Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	60	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
John D. McCallion	50	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. and Head of MetLife Investment Management (September 2023 – present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (November 2019 – August 2023)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (July 2019 – November 2019)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 - July 2019)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – April 2018)
Marlene Debel	57	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. and Head of MetLife Insurance Investments (September 2023 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
Bill Pappas	54	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
Susan M. Podlogar	60	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (July 2017 – present)
		•	Vice President, Human Resources, Global Medical Devices, Johnson & Johnson, a medical devices, pharmaceutical and consumer products company (May 2016 – June 2017)
Ramy Tadros	48	•	President, U.S. Business, of MetLife, Inc. and Head of MetLife Holdings (September 2023 – present)
		•	President, U.S. Business, of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)

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

Item 1A. Risk Factors
Any or each of the events described below may (or may continue to) adversely affect the global economy or global financial markets, or our reputation, regulatory, customer, or other relationships, results of operations, liquidity or cash flows, statutory capital position, ability to meet our obligations, credit and financial strength ratings, financial condition, or the market price of our common stock. The effects may vary depending on timing, product, market, region or segment.
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
Economic Environment and Capital Markets Risks
We May Face Difficult Economic Conditions
Market factors, including interest rates, credit spreads, declining equity or debt markets, derivative prices and availability, real estate conditions, foreign currency exchange rates, consumer and government spending, government default or spending reductions to avoid default, business investment, climate change, public health risks, volatility, disruptions and strength of the capital markets, deflation and inflation, and government actions in response thereto, may inhibit revenue growth, reduce investment opportunities and result in reduced investment returns or losses, derivative losses, reductions in fees generated, changes in insurance liabilities, impairments, increased valuation allowances, increases in reserves, reduced net investment income and changes in unrealized gain or loss positions.
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
Interest rate increases may harm our profitability. During rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income upon a sale, an intent to sell, a determination it is more likely than not we will be required to sell, or if the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls, which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility may result in defaults and a lack of pricing transparency, and can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits includes a component for market credit spreads. Changes in market credit spreads could result in volatility to liabilities for future policy benefits.
Equity Risks
Downturns and volatility in equity markets may harm our savings and investment products’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Our variable annuity and life insurance business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity and life products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
Sustained declines in long-term equity returns or interest rates may harm the funding of our pension plans and other post-retirement benefit obligations. An increase in equity markets could increase settlement payments on equity futures and total rate of return swaps (“TRRs”), which may increase our cash outflows and liquidity needs.
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds, real estate ventures, real estate funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.
Real Estate Risks
Changes in leasable commercial space supply and demand, lessee behaviors, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate equity investments including joint ventures.

Political, Obligor and Counterparty Risks
Our general account investments in certain countries could be adversely affected by volatility resulting from local economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. In the U.S., a threat facing the economy is the continued disagreement over the federal debt limit and other budget questions. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic reduction in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
The issuers or guarantors of fixed income securities and mortgage loans we own may default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within instruments backed by securitized assets may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
Many of our transactions with counterparties expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan or derivative exposure due to us. Furthermore, potential action by governments and regulatory bodies, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them.
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
Terrorism and Security Risks
The continued threat of terrorism, ongoing or potential military conflict and other actions, and heightened security measures may cause economic uncertainty and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. The value of our investment portfolio may be adversely affected by declines in the credit and equity markets and reduced economic activity caused by such threats. Companies in which we maintain investments may suffer losses as a result of financial, commercial or economic disruptions, and such disruptions might affect the ability of those companies to pay interest or principal on their securities or mortgage loans. Terrorist or military actions also could disrupt our operations centers and result in higher than anticipated claims under our insurance policies.

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
We May Not Find Available, Affordable or Adequate Reinsurance to Protect Us Against Losses
Reinsurers may increase our reinsurance costs, or may decline to offer us reinsurance, due to policy changes related to public health issues, market conditions, or other factors. Our risk of loss may increase if we decrease the amount of our reinsurance. Any of these could harm our ability to write future business or result in the assumption of more risk with respect to the policies we issue.
We remain liable and may incur costs as the direct insurer on all risks we reinsure as a result of a reinsurer’s insolvency, inability or unwillingness to make payments, or inability or unwillingness to maintain collateral, which could have a material adverse impact on our business, results of operations or financial condition.
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

Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, artificial intelligence, privacy and data protection, tort reform legislation, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
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
Compliance with solvency standards or financial condition regulations may increase our capital and reserve requirements, risk management costs, and reporting costs. See “Business — Regulation — State Insurance Regulation — Surplus and Capital” for a summary of the NAIC’s developments related to financial condition regulation. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards. MetLife, Inc. could be compelled to undergo FDIC liquidation if it becomes insolvent or is in danger of defaulting on its obligations, imposing greater losses on shareholders and unsecured creditors than under the Bankruptcy Code. This could also apply to financial institutions whose debt we hold and could harm the value of our holdings. We could be assessed charges in connection with a financial company liquidation.
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
Our New York insurance regulator’s annual Special Considerations Letter for year-end asset adequacy testing may impose unforeseen assumptions or requirements that require us to increase or release reserves, which could affect our statutory capital and surplus.
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

We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, for MetLife or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, and business, financial condition, or results of operations, even if we or our competitors, ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation and the amount or range of loss because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Our Efforts to Meet Environmental, Social, and Governance Standards and to Enhance the Sustainability of our Businesses May Not Meet Investors', Regulators' or Customers' Expectations
Some of our shareholders, investors and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of ESG standards and expectations. Our practices and performance are subject to increasing scrutiny with regard to various aspects of ESG performance from regulators and other stakeholders. Further, we define our own corporate purpose, in part, by the sustainability of our practices and our impact on all our stakeholders.
Our investors or others may evaluate our practices by ESG criteria that are continually evolving and not always clear or readily measurable. These standards and expectations may also, as a whole, reflect contrasting or conflicting values or agendas and are not always susceptible to consensus. Our decisions and priorities must also necessarily, and simultaneously, take account of multiple business goals and interests. Our practices may not change in the particulars or at the rate some stakeholders expect. As a result, our efforts to conduct our business in accordance with some or all these expectations may involve trade-offs. In June 2022, we announced our commitment to achieve net zero greenhouse gas (“GHG”) emissions by 2050 or sooner. This commitment applies to GHG emissions from our global owned and leased offices and vehicle fleets, employee business travel, supply chain and general account investment portfolio, including the general accounts of MetLife, Inc.’s wholly-owned subsidiaries, where reliable data and methodologies are available. We have oriented our climate objectives and interim targets to advance this commitment, which involves assumptions and expectations that involve risks and uncertainties. Data and measurement techniques continue to evolve. Further, because of the financed emissions included in our investment portfolio, our ability to meet our commitments is dependent on those counterparties meeting their own carbon reduction objectives. We may fail to meet our commitments or targets, and our policies and processes to evaluate and manage ESG standards in coordination with other business priorities may not prove completely effective or fully satisfy expectations of some stakeholders. For example, some current customers and potential customers may decline to do business with us based on our sustainability practices and related policies and actions. We may also face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.
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

If we do not pay dividends on our preferred stock or pay interest on our junior subordinated debentures or trust securities, terms of those instruments may restrict our ability to pay dividends on or repurchase our common stock. Further, terms applicable to our Floating Rate Non-Cumulative Preferred Stock, Series A, junior subordinated debentures and trust securities may prevent us from paying dividends or interest on those instruments. We may not be able to eliminate these restrictions through the repayment, redemption or purchase of junior subordinated debentures or other securities.
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
Major public health issues have affected and may continue to affect financial markets and our investment portfolio. These may continue to contribute to our risk of investment defaults, downgrades and volatility, asset impairments and lower variable investment income and returns, and may cause or exacerbate any of the investment risks we describe in these risk factors.
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
Pandemics and other public health issues have caused and may continue to cause increased claims under many of our policies (for example, life, disability, leave, long-term care, major medical and supplemental health products), raising our resulting costs. Governments or others may fail to produce accurate population and impact data that we use in our estimates, assumptions, models, or reserves, such as death rates, infections, morbidity, hospitalization, or illness. This may cause or exacerbate any of the risks related to our estimates or assumptions. Pandemics and other public health issues may cause related or consequential long-term economic, social, political, policy, regulatory, business, demographic, or other changes to our claims or other areas subject to estimates, assumptions, models, or reserves. We may not accurately predict, prepare, and adjust to these changes.
We May Face a Variety of Political, Legal, Operational, Economic and Other Risks Globally
The global nature of our business operations exposes us to a wide range of political, legal, operational, economic and other risks, including: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; restrictions on the ability to access cash on deposit, changes in laws, their application or interpretation; political instability; economic or trade sanctions; sanctions on cross-border exchange listing, investment or other securities transactions; dividend limitations; price controls; regulations to address climate change; currency exchange controls or other transfer or exchange restrictions; difficulty enforcing contracts; regulatory restrictions; and public or political criticism of our business and operations. Some of these actions may affect us more harshly than our peers. Some of our businesses operate in emerging markets, where many of these risks are heightened.
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
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in energy technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of artificial intelligence (“AI”) technologies, including generative AI, presents significant opportunities but also complex challenges, including with respect to balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies. We may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches or increased costs associated with maintaining appropriate data privacy, data protection, and cybersecurity measures or enforcement actions against us by regulators. Any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in litigation, regulatory action, negative impacts to our business operations, and reputational harm.

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
Pandemics and other public health issues or other events, and governmental, business, and consumer reactions to them, may affect economic conditions and may cause a large number of illnesses or deaths. Hurricanes, windstorms, earthquakes, hail, tornadoes, explosions, severe winter weather, fires, floods and mudslides, blackouts and man-made events such as riot, insurrection, terrorist attacks or acts of war may also cause catastrophic losses and increased claims. Any such catastrophes may also result in changes in consumer or business confidence, behavior and investment and business activity, changes to interest rates and other market risk factors, and governmental or other restrictions on economic activity for prolonged periods.
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
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, forest fires, rising sea levels and pandemics, and their effects may increase over time. Climate change regulation may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
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
We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products
Our liabilities for guaranteed benefits, including no-lapse guarantee benefits, guaranteed minimum death benefits, guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, guaranteed minimum income benefits, and certain minimum crediting rate features could increase if equity or fixed income funds decline or become more volatile, or interest rates decrease.

Our derivatives and other risk management strategies to hedge our economic exposure to these liabilities may harm our results. Our use of reinsurance, derivatives, or other risk management techniques may not sufficiently offset the costs of guarantees or protect us against losses from changes in policyholder behavior, mortality, or market events.
Policyholders may also change their behavior in unexpected ways. For example, policyholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender, change their premium payment practices, exercise product options, or take other actions at rates different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our ERM and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues, and authorities’ and people’s reactions thereto, have resulted in and may continue to result in remote, hybrid and/or flexible office working arrangements and other unusual conditions. These may strain our risk management and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems, or those of third parties on which we rely. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
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

Notwithstanding our compliance with regulatory and accounting requirements in relation to internal controls and our conclusion that internal control over financial reporting is effective as of the date reported, the Company’s internal controls have in the past proved, and there is a risk that they may in the future prove, to be deficient or ineffective.
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
We, our employees, and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious code, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented, and we require our critical vendors to implement, what we believe to be reasonable and appropriate cybersecurity and data protection measures, including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities that may increase the potential of cyber-attacks or unauthorized access. We may not timely detect such incidents. If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy and integrity of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of confidential information, as well as others’ misappropriation of such confidential information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.
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
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach exposed any of our sensitive financial information, then customers, investors, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.

Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies, which could lead to more enforcement actions of such laws or regulations. See “Business — Regulation — Cybersecurity, Privacy and Data Protection Regulation” for additional information. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
We May Face Changes in Accounting Standards
Authorities may change accounting standards that apply to us, and we may adopt changes earlier than required. Changes in accounting rules applicable to our business may have an adverse impact on our results of operations and financial condition. For a discussion of the impact of U.S. GAAP accounting pronouncements issued but not yet implemented, see Note 1 of the Notes to the Consolidated Financial Statements.
Our Associates May Take Excessive Risks
Our associates, including executives and others who manage sales, investments, products, wholesaling, underwriting, and others, may take excessive risks. Our compensation programs and practices, and our other controls, may not effectively deter excessive risk-taking or misconduct.
We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for regulatory or other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
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
Governance Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Matters Due to the Voting Provisions of the MetLife Policyholder Trust
Our Board of Directors may be able to influence stockholder votes by virtue of the provisions of the MetLife Policyholder Trust and the number of shares of MetLife, Inc. common stock held in it. Trust beneficiary vote instructions are likely to have disproportionate weight on votes concerning certain fundamental corporate actions because the trustee will vote all the shares of common stock held by the trust in proportion to those instructions actually received.
We may incur regulatory, mailing, or other costs related to the termination of the trust, distribution of the common stock held in the trust to beneficiaries and the resulting increase in the number of shareholders with full voting rights. This increase may affect the outcome of matters brought to a stockholder vote and other aspects of our corporate governance.
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

Item 1C. Cybersecurity
Cybersecurity Management & Strategy
We manage information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), which institutes and maintains controls for the systems, applications, and databases of the Company and of its third-party providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of all data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology, and is managed by MetLife’s CISO, in collaboration across lines of business and corporate functions. Our Board of Directors oversees the Program.
The key features of the Program include:
•A cybersecurity incident response team under the CISO’s direction, which is responsible for monitoring and responding to threats, vulnerabilities, and incidents.
•An incident response plan that is managed by the CISO and our Privacy Office and tested through cross-functional annual exercises in various geographical regions of the Company, many of which include participation from senior executives and the Board of Directors.
•Information security policies and procedures that are reviewed at least annually and updated to reflect applicable changes in law, technology, practice and emerging threats.
•Regular network and application testing and surveillance.
•Periodic review of threats, vulnerabilities and other cybersecurity risks, internal and external.
•Risk mitigation strategies, including annual internal and third-party risk assessments, as well as cybersecurity and privacy liability insurance intended to defray costs associated with an information security breach.
•Vendor management procedures designed to identify and address potential risks associated with the use of third-party service providers.
•Employee training programs on information security, data security, and cybersecurity practices and protection of data against cyber threats, at least annually.
•A cross-functional approach to addressing cybersecurity risk, with participation from Global Technology & Operations, Risk, Compliance, Legal, Privacy and Internal Audit functions.
We exercise risk-based due diligence in selecting our third-party service providers, including, as appropriate, review of vendor applications, general IT controls and the IT facilities used to service MetLife’s business. Third parties are governed by the MetLife Third-Party Risk Management program, which includes risk assessment prior to onboarding. Based on the assessment of risk, certain third-party service providers must periodically update relevant assessment documentation and be reevaluated by MetLife relative to their internal controls. Vendors deemed critical and high risk are continuously monitored by various industry solutions and services designed to identify cybersecurity risks.
We also work with third parties, such as independent assessors (for example, for industry maturity assessments, penetration testing, application security reviews, and independent audits), external legal counsel and other consultants as part of the design and implementation of the Program. The Program is periodically evaluated by external experts, and the results of those reviews are reported to the Board of Directors.
During the period covered by this report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect MetLife, including its business strategy, results of operations or financial condition. For further discussion of MetLife’s risks related to cybersecurity, see “Risk Factors — Operational Risks — We May Fail to Protect the Confidentiality and Integrity of Our Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors.”

Cybersecurity Governance
The CISO is a senior-level executive responsible for establishing and executing the Company’s information security strategy. Management provides regular reports to the CISO detailing on-going cybersecurity risk management. The CISO and the head of Global Technology & Operations present updates to the Audit Committee quarterly and, as necessary, to our full Board of Directors. These regular reports include updates on our performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The Audit Committee also reviews with management, as necessary, but at least annually, the adequacy and effectiveness of the Company’s policies and internal controls regarding information security and cybersecurity. Additionally, the CISO periodically and on an event-driven basis informs and updates the Board of Directors about information security incidents and the related risks posed to the Company.
The Program is subject to MetLife’s risk management framework and operates under the “Three Lines of Defense” model MetLife uses. The CISO regularly reports about information security risk to the Enterprise Risk Committee (“ERC”), including the Chief Risk Officer (“CRO”), and other members of the senior management team. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”
The CISO, who oversees an organization that supports the day-to-day operation of the Program, is qualified in the areas of data protection and cybersecurity, having more than twenty years of professional IT experience in financial services. Prior to his current role, the CISO previously served as MetLife’s Global Chief Technology Officer with accountability for the Company’s global infrastructure, engineering, service operations, quality assurance, application maintenance, and production management functions; he also served variously as the chief technology officer, CISO, chief information officer and global head of telecommunications engineering at other financial institutions prior to joining MetLife in 2012.
Item 2. Properties
Not applicable.
Item 3. Legal Proceedings
See Note 24 of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Common Equity
MetLife, Inc.’s common stock, par value $0.01 per share, began trading on the New York Stock Exchange under the symbol “MET” on April 5, 2000.
At February 8, 2024, there were 72,491 stockholders of record of our common stock.
See Item 12 for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2023 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2023	4,187,473	$61.64	4,187,473	$2,702,488,522
November 1 - November 30, 2023	4,802,596	$61.64	4,802,596	$2,406,473,310
December 1 - December 31, 2023	4,676,556	$65.00	4,676,556	$2,102,489,232
Total	13,666,625		13,666,625
__________________
(1)During the periods October 1 through October 31, 2023, November 1 through November 30, 2023 and December 1 through December 31, 2023, there were no purchases by separate account index funds of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2023, MetLife, Inc. announced that its Board of Directors authorized a total of $4.0 billion of common stock repurchases. At December 31, 2023, MetLife, Inc. had $2.1 billion of common stock repurchases remaining under the authorizations. Neither the authorization remaining, nor the amount repurchased, at December 31, 2023 reflects the $8 million of applicable excise tax payable in connection with such repurchases for the quarter ended December 31, 2023. For more information on common stock repurchases and the related excise tax, see Note 19 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs.”
Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the S&P Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials and S&P 500 Life & Health Insurance indices, respectively, for the five-year period ended on December 31, 2023. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2018, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2018 with dividends reinvested
$250
$200
$150
$100
$50
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials
S&P 500 Life & Health Insurance

	As of December 31,
	2018	2019	2020	2021	2022	2023
MetLife, Inc. common stock	$100.00	$128.84	$124.44	$171.01	$203.90	$192.70
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Insurance	100.00	129.38	128.81	170.19	187.42	204.78
S&P 500 Financials	100.00	132.13	129.89	175.40	156.92	175.99
S&P 500 Life & Health Insurance	100.00	123.18	111.51	152.41	168.18	176.00
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
Consolidated Company Outlook
Our outlook reflects continued uncertainty around inflation and unemployment in 2024. We expect the U.S. dollar to stabilize around current levels.
Based on the forward yield curve as of December 31, 2023, we expect long-term interest rates to remain largely unchanged in 2024 with the yield curve steepening, as short-term interest rates decline. We believe that our investment portfolio is highly diversified and positioned to perform well in a variety of economic scenarios. See “— Industry Trends — Impact of Market Interest Rates” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity, as market interest rates are a key driver of our results.
As of December 31, 2023, we had $5.2 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. In 2024, we expect to maintain this holding company cash target.
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
Assuming (i) interest rates following the observable forward yield curves as of December 31, 2023, including a 10-year U.S. Treasury rate of 3.84% at December 31, 2024, (ii) S&P 500 equity index annual return of 5% over the near-term, and (iii) private equity annual returns between 7% to 10% over the near-term which is below our long-term historical returns of 12% and assumes continued pressure in the first quarter of 2024 before trending higher; we expect to maintain the two-year average annual ratio of free cash flow to adjusted earnings, excluding total notable items, at 65% to 75%.
Further, based on the aforementioned assumptions, we are maintaining our target for adjusted return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) and total notable items, of 13% to 15% over the near-term. Lastly, we expect to exceed our goals to generate approximately $20.0 billion of free cash flow and make available an additional $1.0 billion to invest in growth and innovation, over the time period of 2020 through 2024.
Based on our continued focus on expense discipline, building capacity to reinvest in growth initiatives and our overall efficiency mindset, we are lowering our full year direct expense ratio target, excluding total notable items related to direct expenses and pension risk transfers, from 12.6% to 12.3% over the near-term.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war and banking sector volatility. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Impact of Market Interest Rates — Effects of Inflation,” and “— Investments — Current Environment.”
Governments and central banks around the world are using fiscal and monetary policies to address uncertain economic conditions. In the U.S., the Federal Reserve Board and the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates, although rates have remained steady over the last few months, reflecting lower inflation. The European Central Bank and Bank of England have been taking similar actions. In contrast, the Bank of Japan (“BoJ”) has mostly kept its monetary policy settings on hold, reflecting a more cautious view on growth and inflation. The Japanese yen has weakened against the U.S. dollar as monetary policy divergence has widened between the BoJ and the Federal Reserve Board.
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

For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022 — Actuarial Assumption Review;” “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “Risk Factors — Business Risks — We May Be Required to Impair VOBA, VODA or VOCRA;” “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets;” and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
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
For additional discussion on interest rate risk management and our ability to change interest crediting rates or dividend scales, see “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks;” “— Risk Management;” and “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures,” as well as Notes 5 and 6 of the Notes to the Consolidated Financial Statements.
Interest Rate Scenarios
To illustrate our sensitivity to U.S. interest rates, we compared the outcome of two hypothetical interest rate environments (the “Declining Interest Rate Scenario” and “Rising Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2026.
The Declining Interest Rate Scenario assumes U.S. interest rates for all maturities decline immediately on January 1, 2024 by 50 basis points compared to the Base Scenario through 2026. The Rising Interest Rate Scenario assumes U.S. interest rates rise immediately on January 1, 2024 by 50 basis points through 2026. Other than changing U.S. interest rates through 2026, all other economic assumptions are equivalent in the Base Scenario, Declining Interest Rate Scenario and Rising Interest Rate Scenario.

The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2024			2025			2026
	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario
SOFR	3.99%	3.49%	4.49%	3.08%	2.58%	3.58%	3.03%	2.53%	3.53%
10-year U.S. Treasury	3.84%	3.34%	4.34%	3.93%	3.43%	4.43%	4.04%	3.54%	4.54%
30-year U.S. Treasury	3.97%	3.47%	4.47%	3.97%	3.47%	4.47%	3.99%	3.49%	4.49%
Hypothetical Impact to Net Derivative Gains (Losses), Market Risk Benefit Remeasurement (Gains) Losses and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) for 2024 through 2026 for the hypothetical Declining Interest Rate Scenario. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. We estimate a net unfavorable impact to net derivative gains (losses) for 2024 through 2026 for the hypothetical Rising Interest Rate Scenario.
We estimate a net unfavorable impact to market risk benefit remeasurement (gains) losses for 2024 through 2026 for the hypothetical Declining Interest Rate Scenario. Under the hypothetical Declining Interest Rate Scenario, we expect the market risk benefit (“MRB”) reserves to increase due to discounting the future cash flows at a lower rate. We estimate a net favorable impact to market risk benefit remeasurement (gains) losses for 2024 through 2026 for the hypothetical Rising Interest Rate Scenario. Under the hypothetical Rising Interest Rate Scenario, we expect the MRB reserves to decrease due to discounting the future cash flows at a higher rate.
We estimate a net unfavorable impact to consolidated adjusted earnings for 2024 through 2026 for the hypothetical Declining Interest Rate Scenario. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. We estimate a net favorable impact to consolidated adjusted earnings for 2024 through 2026 for the hypothetical Rising Interest Rate Scenario. The positive impact of reinvesting cash flows in higher yielding assets is partially offset by increased interest crediting rates and dividend scales on products and lower derivative income.

The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2024	2025	2026
	(In millions, net of income tax)
Revenues
Net Derivative Gains (Losses)	$292	$(50)	$(23)
Expenses
Market Risk Benefit Remeasurement (Gains) Losses	$545	$(7)	$(10)

Adjusted Earnings
Group Benefits	$3	$(12)	$(24)
RIS	(26)	(20)	(18)
Asia (Japan only)	(10)	(24)	(36)
MetLife Holdings	(15)	(23)	(41)
Corporate & Other	(2)	(17)	(25)
Total Adjusted Earnings Impact	$(50)	$(96)	$(144)
The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Rising Interest Rate Scenario:

	Years Ended December 31,
	2024	2025	2026
	(In millions, net of income tax)
Revenues
Net Derivative Gains (Losses)	$(177)	$25	$8
Expenses
Market Risk Benefit Remeasurement (Gains) Losses	$(466)	$7	$10

Adjusted Earnings
Group Benefits	$(3)	$12	$24
RIS	24	21	20
Asia (Japan only)	10	24	38
MetLife Holdings	28	26	41
Corporate & Other	5	19	25
Total Adjusted Earnings Impact	$64	$102	$148
Segments and Corporate & Other
The primary drivers impacting certain of our segments, as well as Corporate & Other, in the hypothetical interest rate scenarios are summarized below. Our Latin America, EMEA, and Asia (exclusive of our Japan business) segments are excluded given their limited U.S. interest rate sensitivity. For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments,” and Notes 5 and 11 of the Notes to the Consolidated Financial Statements.

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
Declining Interest Rate Scenario. A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2026.
Rising Interest Rate Scenario. Our long-duration products, which have very predictable cash flows, benefit from reinvesting in higher yielding assets, which is partially offset by the negative impact of lower income from derivative positions designed to protect against a low interest rate environment. A significant portion of our short-duration products are managed on a floating rate basis. The negative impact of higher crediting rates on these short-duration products is partially offset by higher income from derivative positions designed to protect against a rising interest rate environment.
Asia (Japan Only)
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

Our annuity products can experience gross margin compression primarily from deferred annuities with minimum crediting rate guarantees. While most of these contracts are either at or slightly above their minimum crediting rate, we use interest rate derivatives to manage the gross margin compression risk.
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
Based on our investment portfolios and cash flow estimates, approximately 6% of our invested assets each year are subject to reinvestment risk through 2026.
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
Competitive Pressures
The life insurance industry remains highly competitive. See “Business — Competition.” Product development is focused on differentiation leading to more intense competition with respect to product features and services. Certain of the industry’s products can be quite homogeneous and subject to intense price competition. Cost reduction efforts are a priority for industry players, with benefits resulting in price adjustments to favor customers and reinvestment capacity. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Insurers are focused on their core businesses, specifically in markets where they can achieve scale. Insurers are increasingly seeking alternative sources of revenue; there is a focus on monetization of assets, fee-based services, and opportunities to offer comprehensive solutions, which include providing value-added services along with traditional products. Financial strength and flexibility and technology modernization are prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in analytics, distribution, and information technology and have the ability to leverage the capabilities of new digital entrants. There is a shift in distribution from proprietary to third-party models in mature markets, due to the lower cost structure. Evolving customer expectations are having a significant impact on the competitive environment as insurers strive to offer the superior customer service demanded by an increasingly sophisticated industry client base. Rising demands from stakeholders to address ESG issues have resulted in insurers expanding their sustainability efforts. Legislative and other changes affecting the regulatory environment can also affect the competitive environment within the life insurance industry and within the broader financial services industry. See “Business — Regulation.” In addition to financial strength, technological efficiency and organizational agility, we believe that the ability to adapt to changes in the competitive environment as a result of global market volatility, changing interest rates and uncertain economic conditions is a significant differentiator to success in the life insurance industry and the broader financial services industry, and we are well positioned to compete in this environment.

Regulatory Developments
In the U.S., our life insurance companies are regulated primarily at the state level, with some products and services also subject to federal regulation. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Laws and regulations recently adopted or currently under review can potentially impact the statutory reserve and capital requirements of the industry. Regulators have also undertaken market and sales practices reviews of several markets or products, including equity-indexed annuities, variable annuities and group products. See “Business — Regulation,” “Risk Factors — Economic Environment and Capital Markets Risks — Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings” and “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. Effective January 1, 2023, the Company adopted a new accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “Transition Date”). The effects of adoption were therefore applied for years ended December 31, 2022 and 2021, as described in Note 1 of the Notes to the Consolidated Financial Statements. This summary of critical accounting estimates reflects this adoption. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	future policy benefit liabilities (“FPBs”), MRBs, and the accounting for reinsurance;
(ii)	estimated fair values of investments in the absence of quoted market values;
(iii)	investment allowance for credit loss (“ACL”) and impairments;
(iv)	estimated fair values of freestanding derivatives;
(v)	measurement of goodwill and related impairment;
(vi)	measurement of employee benefit plan liabilities;
(vii)	measurement of income taxes and the valuation of deferred tax assets; and
(viii)	liabilities for litigation and regulatory matters.
Due to the adoption of LDTI, the measurement model for deferred policy acquisition costs (“DAC”) and VOBA changed and the majority of the embedded derivatives met the criteria to be accounted for as MRBs; therefore, we no longer believe that DAC, VOBA and embedded derivatives are critical accounting estimates. LDTI impacted the recognition and measurement of FPBs, MRBs and reinsurance, along with the resulting impacts to deferred income taxes which are described in further detail below. The other critical accounting estimates above were not impacted by the adoption of LDTI and are described below.
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

Future Policy Benefit Liabilities
Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are reviewed at least annually and updated as needed to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MetLife’s FPBs, inclusive of deferred profit liabilities, as described in Note 4 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
Liabilities for universal and variable universal life secondary and paid-up guarantees (“additional insurance liabilities”) are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity indices, such as the S&P 500 Index. These assumptions are monitored and updated retrospectively based on market conditions and historical experience on a periodic basis.
Accounting for reinsurance generally presents the income statement effect of direct policies on a net-of-reinsurance basis by using assumptions and methodologies consistent with those used to project the future performance of the underlying direct business. Further, the potential impact of counterparty credit risks is considered when measuring the reinsurance recoverables. We periodically review actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluate the financial strength of counterparties to our reinsurance agreements using criteria similar to that evaluated in our security impairment process. See “— Investment Allowance for Credit Loss and Impairments.” Additionally, for each of our reinsurance agreements, we determine whether the agreement provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We review all contractual features, including those that may limit the amount of insurance risk to which the reinsurer is subject or features that delay the timely reimbursement of claims. If we determine that a reinsurance agreement does not expose the reinsurer to a reasonable possibility of a significant loss from insurance risk, we record the agreement using the deposit method of accounting.

We measure market risk related to our market sensitive traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables based on changes in interest rates and foreign currency exchange rates utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables for products including, but not limited to, those within the disaggregated rollforwards included in Note 4 of the Notes to the Consolidated Financial Statements, as reflected in the following table:
Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2023
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(69)	$8	$105	$(28)
Effect of a decrease by 1%	$79	$(8)	$(113)	$26
Morbidity (3)
Effect of an increase by 5%	$568	$4	$(788)	$224
Effect of a decrease by 5%	$(370)	$(4)	$585	$(219)
Lapse (4)
Effect of an increase by 10%	$(90)	$(16)	$403	$(329)
Effect of a decrease by 10%	$230	$17	$(580)	$367
__________________
(1) FPBs are inclusive of deferred profit liabilities where applicable.
(2) All sensitivities exclude potential changes in our future premium rate assumptions.
(3) For products which are subject to morbidity risk, MetLife applied sensitivities to the incidence rate assumptions only.
(4) For MetLife Holdings long-term care products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance programs.
Traditional participating contracts comprise a significant portion of MetLife’s FPBs, as described in Note 4 of the Notes to the Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations. An additional liability would be required if the resulting liabilities are not adequate to provide for future benefits and expenses (i.e., there is a premium deficiency). For these contracts, MetLife’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
For all insurance assets and liabilities, MetLife holds capital and surplus to mitigate potential adverse experience development. The Company’s approaches for managing liquidity and capital are described in “— Liquidity and Capital Resources.”

Market Risk Benefits
MRBs are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits (referred to as “GMXBs”), in addition to an account balance which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features or guarantees that meet the definition of an MRB. Those benefits are aggregated and measured as a single compound MRB.
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
The estimated fair value of the net MRB liability may rise in volatile or declining equity markets or in a low interest rate environment. Market conditions including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in our nonperformance risk could materially affect OCI.
We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products included within the disaggregated rollforwards in Note 6 of the Notes to the Consolidated Financial Statements, as reflected in the following table:

	December 31, 2023
	MRBs (Liabilities net of Assets)	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$1	$1	$(2)
Effect of a decrease by 1%	$—	$(1)	$1
Lapse
Effect of an increase by 10%	$(29)	$33	$(4)
Effect of a decrease by 10%	$29	$(33)	$4
Nonperformance risk
Effect of an increase by 50 bps	$(246)	N/A	$246
Effect of a decrease by 50 bps	$274	N/A	$(274)

See Note 6 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of the MRBs, as well as the effect of changes in such factors on the measurement of our MRBs during the year. Also, see Note 13 of the Notes to the Consolidated Financial Statements for additional information on the fair value measurement of MRBs.
Estimated Fair Value of Investments
The estimated fair values of our investments are based on unadjusted quoted prices for identical investments in active markets that are readily and regularly obtainable. When such unadjusted quoted prices are not available, estimated fair values are based on quoted prices in markets that are not active, quoted prices for similar but not identical investments, or other observable inputs. If these inputs are not available, or observable inputs are not determinable, unobservable inputs and/or adjustments to observable inputs requiring significant management judgment, including assumptions or estimates, are used to determine the estimated fair value of investments. Unobservable inputs are based on management’s assumptions about the inputs market participants would use in pricing such investments. The methodologies, assumptions and inputs utilized are described in Note 13 of the Notes to the Consolidated Financial Statements.
For the vast majority of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 13 of the Notes to the Consolidated Financial Statements.
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
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. We evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. We record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates and assumptions as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and certain modified loans, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. To determine the mortgage loan ACL, we apply significant judgment to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; and we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which may change from time to time. The ACL methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.
Leases, Real Estate and Other Asset Classes
The determination of the amount of ACL on leases and impairments on real estate and the remaining asset classes is highly subjective and is based upon our quarterly evaluation and assessment of known and inherent risks associated with the respective asset class. The evaluation processes, measurement methodologies, significant inputs and significant judgments and assumptions used to determine the amount of ACL and impairments are described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements. Such evaluations and assessments are revised as conditions change and new information becomes available.
Derivatives
The determination of the estimated fair value of freestanding derivatives, when quoted market values are not available, is based on market standard valuation methodologies and inputs that management believes are consistent with what other market participants would use when pricing the instruments. Derivative valuations can be affected by changes in interest rates, foreign currency exchange rates, financial indices, credit spreads, default risk, nonperformance risk, volatility, liquidity and changes in estimates and assumptions used in the pricing models. See Note 13 of the Notes to the Consolidated Financial Statements for additional details on significant inputs into the OTC derivative pricing models and credit risk adjustment.
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

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based may differ from actual future results. The estimated fair value of the reporting units tested can be impacted by unexpected changes in the legislative, regulatory and macroeconomic environment. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially adversely affect our results of operations or financial position.
In the third quarter of 2023, the Company performed its annual goodwill impairment tests on all reporting units using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple or embedded value approaches, and, when appropriate, was supplemented with a discounted cash flow valuation based on best available data as of June 30, 2023. The Company concluded that the estimated fair values of all such reporting units, except for EMEA, were substantially in excess of their carrying values. The Company also concluded that goodwill for all reporting units was not impaired.
As part of the annual goodwill impairment testing, the Company tested the EMEA reporting unit for impairment using the market multiple and the discounted cash flow valuation approaches. The estimated fair value of the EMEA reporting unit under these approaches exceeded the carrying value by approximately 16% and 14%, respectively, and, therefore, the EMEA reporting unit was not impaired, but the margin has decreased below what the Company considered a substantial margin. If we had assumed that the discount rate was 100 basis points higher than the discount rate used in the discounted cash flow valuation approach, the estimated fair value of the EMEA reporting unit would have been higher than the carrying value by approximately 9%.
See Note 15 of the Notes to the Consolidated Financial Statements for additional information on our goodwill.
Employee Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor defined benefit pension plans and other postretirement benefit plans covering eligible employees. See Note 21 of the Notes to the Consolidated Financial Statements for information on amendments to our U.S. benefit plans. The calculation of the obligations and expenses associated with these plans requires an extensive use of assumptions such as the discount rate, expected rate of return on plan assets, rate of future compensation increases and healthcare cost trend rates, as well as assumptions regarding participant demographics such as rate and age of retirement, withdrawal rates and mortality. In consultation with external actuarial firms, we determine these assumptions based upon a variety of factors such as historical experience of the plan and its assets, currently available market and industry data, and expected benefit payout streams.
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2022, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2023 would have been as follows:

	Year Ended December 31, 2023
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in expected rate of return by 100 bps	$(79)	$(13)
Decrease in expected rate of return by 100 bps	$79	$13
This table considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.

We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2022, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been as follows:

	Year Ended December 31, 2023
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in discount rate by 100 bps	$(57)	$(4)
Decrease in discount rate by 100 bps	$47	$1
Given our pension and postretirement obligations as of December 31, 2023, the end of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our benefit obligations would have been as follows:

	Year Ended December 31, 2023
	Increase/(Decrease) in Pension Benefit Obligation	Increase/(Decrease) in Other Postretirement Benefit Obligation
	(In millions)
Increase in discount rate by 100 bps	$(859)	$(72)
Decrease in discount rate by 100 bps	$1,015	$86
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
See Note 21 of the Notes to the Consolidated Financial Statements for additional discussion of assumptions used in measuring liabilities relating to our employee benefit plans.
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $84 million increase in the net deferred income tax asset balance at December 31, 2023.
See Notes 1 and 22 of the Notes to the Consolidated Financial Statements for additional information on our income taxes.

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
See Note 24 of the Notes to the Consolidated Financial Statements for additional information regarding our assessment of litigation contingencies.
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
Dispositions
Pending Disposition of MetLife Malaysia
For information regarding the Company’s pending disposition of its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”), each an operating joint venture accounted for under the equity method, see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Poland and Greece
For information regarding the Company's dispositions of its wholly-owned subsidiaries in Poland and Greece in April 2022 and January 2022, respectively (collectively, “MetLife Poland and Greece”), see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife Seguros
For information regarding the Company's September 2021 disposition of its wholly-owned Argentinian subsidiary, MetLife Seguros S.A. (“MetLife Seguros”), see Note 3 of the Notes to the Consolidated Financial Statements.
Disposition of MetLife P&C
For information regarding the Company's April 2021 disposition of Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”), see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Overview
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2023, MetLife reorganized from five segments into the following six segments to reflect changes in management’s responsibilities: Group Benefits; RIS; Asia; Latin America; EMEA; and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. These changes were applied retrospectively and did not have an impact on prior period total consolidated net income (loss) or adjusted earnings. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Reinsurance Transaction
In November 2023, the Company completed a risk transfer transaction with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which was reported in the MetLife Holdings segment. See Note 9 of the Notes to the Consolidated Financial Statements for further information.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders was $1.4 billion, $5.1 billion and $6.7 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
•Adjusted earnings available to common shareholders was $5.5 billion, $5.8 billion and $7.9 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Consolidated Results

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Revenues
Premiums	$44,283	$48,510	$41,152
Universal life and investment-type product policy fees	5,152	5,225	5,244
Net investment income	19,908	15,916	21,395
Other revenues	2,526	2,630	2,619
Net investment gains (losses)	(2,824)	(1,260)	1,543
Net derivative gains (losses)	(2,140)	(2,251)	(3,257)
Total revenues	66,905	68,770	68,696
Expenses
Policyholder benefits and claims and policyholder dividends	45,212	50,213	43,998
Policyholder liability remeasurement (gains) losses	(45)	114	(172)
Market risk benefit remeasurement (gains) losses	(994)	(3,674)	(1,237)
Interest credited to policyholder account balances	7,860	3,894	5,571
Amortization of DAC and VOBA	1,952	1,831	2,037
Amortization of negative VOBA	(26)	(29)	(35)
Interest expense on debt	1,045	938	920
Other expenses, net of capitalization of DAC	9,739	9,119	9,096
Total expenses	64,743	62,406	60,178
Income (loss) before provision for income tax	2,162	6,364	8,518
Provision for income tax expense (benefit)	560	1,062	1,642
Net income (loss)	1,602	5,302	6,876
Less: Net income (loss) attributable to noncontrolling interests	24	18	21
Net income (loss) attributable to MetLife, Inc.	1,578	5,284	6,855
Less: Preferred stock dividends	198	185	195
Preferred stock redemption premium	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,380	$5,099	$6,654
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $3.7 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $1.6 billion ($1.2 billion, net of income tax):
•Impairment losses in 2023 for investments disposed of in connection with a reinsurance transaction
•Impairment loss in 2023 in connection with the pending disposition of MetLife Malaysia
•Gains in 2022 on sales of real estate investments
•Lower gains on foreign currency transactions
Partially offset by:
•Lower losses on sales of fixed maturity securities in 2023
•Mark-to-market gains on equity securities in 2023

Net Derivative Gains (Losses)(2) - Favorable change of $111 million ($88 million, net of income tax)(3):
•Long-term interest rates increased less significantly in 2023 versus 2022 - favorable impact to the estimated fair value of receive-fixed interest rate swaps
Partially offset by:
•Key equity indexes increased in 2023 versus decreased in 2022 - unfavorable impact to equity options and TRRs
•The U.S. dollar weakened against major currencies in 2023 compared to strengthened in 2022 - unfavorable impact to the estimated fair value of receive-U.S. dollar foreign currency swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $2.7 billion ($2.1 billion, net of income tax):
•Long-term interest rates increased less significantly in 2023 versus 2022
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were unfavorable in 2023 versus largely favorable in 2022
Partially offset by:
•Key equity indexes increased in 2023 versus decreased in 2022
Actuarial Assumption Review - Unfavorable change of $254 million ($197 million, net of income tax):

	Year Ended December 31,		Variance
	2023	2022
	(In millions, net of income tax)
Economic assumptions	$(40)	$12	$(52)
Biometric assumptions	37	(30)	67
Policyholder behavior assumptions	—	290	(290)
Operational assumptions	12	(66)	78
Total	$9	$206	$(197)
•Total results for 2023 and 2022 include gains of $9 million and $206 million, respectively:
◦Of the $9 million gain, a loss of $4 million was recognized in market risk benefit remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $15 million was recognized in adjusted earnings, which is discussed below
◦Of the $206 million gain, a gain of $261 million was recognized in market risk benefits remeasurement (gains) losses, which is discussed above, and a loss of $55 million was recognized in adjusted earnings, which is discussed below
◦The $197 million decrease was primarily driven by updates made in 2022 to policyholder behavior assumptions in the MetLife Holdings segment related to projected annuitizations for variable annuities, which were recognized in market risk benefit remeasurement (gains) losses
Adjusted Earnings(5) - Unfavorable change of $268 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 26% in 2023 versus 17% in 2022:
•2023 effective tax rate on income before provision for income tax was 26% versus statutory rate of 21%:
•Tax charges from foreign earnings taxed at different statutory rates than the U.S. statutory rate
•Non-taxable investment loss related to the pending disposition of MetLife Malaysia
Partially offset by:
•Low income housing and other tax credits

•Non-taxable investment income
•Corporate tax deduction for stock compensation
•2022 effective tax rate on income before provision for income tax was 17% versus statutory rate of 21%:
•Low income housing and other tax credits
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•IRS audit settlement
•Corporate tax deduction for stock compensation
•Non-taxable investment income
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $1.6 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $2.8 billion ($2.2 billion, net of income tax):
•Losses in 2022 on sales of fixed maturity securities
•Gain in 2021 on the disposition of MetLife P&C
•Lower gains in 2022 on sales of real estate investments
•Mark-to-market losses in 2022 compared to mark-to-market gains in 2021 on equity securities
Partially offset by:
•Losses in 2021 on the sales of certain subsidiaries
•Foreign currency transaction gains in 2022
Net Derivative Gains (Losses)(2) - Favorable change of $1.0 billion ($795 million, net of income tax)(3):
•Key equity indexes decreased in 2022 versus increased in 2021 - favorable impact to equity options and TRRs
•U.S. dollar strengthened less significantly against the Chilean peso in 2022 versus 2021 - favorable impact to the estimated fair value of pay-U.S. dollar foreign currency swaps
Partially offset by:
•Long-term interest rates increased more significantly in 2022 versus 2021 - unfavorable impact to the estimated fair value of receive-fixed interest rate swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $2.4 billion ($1.9 billion, net of income tax):
•Long-term interest rates increased more significantly in 2022 versus 2021
•Updates resulting from the actuarial assumption review, as well as risk margin and other model updates, were favorable in 2022 versus unfavorable in 2021
Partially offset by:
• Key equity indexes decreased in 2022 versus increased in 2021

Actuarial Assumption Review - Favorable change of $701 million ($561 million, net of income tax):

	Years Ended December 31,		Variance
	2022	2021
	(In millions, net of income tax)
Economic assumptions	$12	$16	$(4)
Biometric assumptions	(30)	16	(46)
Policyholder behavior assumptions	290	(421)	711
Operational assumptions	(66)	34	(100)
Total	$206	$(355)	$561
•Total results for 2022 and 2021 include gains of $206 million and losses of $355 million, respectively:
◦Of the $206 million gain, a gain of $261 million was recognized in market risk benefit remeasurement (gains) losses, which is discussed above, and a loss of $55 million was recognized in adjusted earnings, which is discussed below
◦Of the $355 million loss, a loss of $443 million was recognized in market risk benefit remeasurement (gains) losses, which is discussed above, and a gain of $88 million was recognized in adjusted earnings, which is discussed below
◦The $561 million increase was primarily driven by updates made in both 2022 and 2021 to policyholder behavior assumptions in the MetLife Holdings segment related to projected annuitizations for variable annuities, which were recognized in market risk benefit remeasurement (gains) losses
Adjusted Earnings(5) - Unfavorable change of $2.1 billion. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 17% in 2022 versus 19% in 2021
•2022 effective tax rate on income before provision for income tax was 17% versus statutory rate of 21%:
•Low income housing and other tax credits
•Tax benefits from foreign earnings taxed at different rates than the U.S. statutory rate
•IRS audit settlement
•Corporate tax deduction for stock compensation
•Non-taxable investment income
•2021 effective tax rate on income before provision for income tax was 19% versus statutory rate of 21%:
•Low income housing and other tax credits
•Non-taxable investment income
•IRS audit settlement
•Non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent
•Corporate tax deduction for stock compensation
Partially offset by
•Tax charges from foreign earnings taxed at different rates than the U.S. statutory rate
•Dispositions of MetLife P&C, MetLife Seguros and MetLife Poland and Greece
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
(4) See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Company’s MRBs.
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
Year Ended December 31, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,521	$942	$(150)	$652	$253	$(1,338)	$(500)	$1,380
Add: Preferred stock dividends	—	—	—	—	—	—	198	198
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	7	4	—	11	24
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Net income (loss)	1,521	942	(148)	659	257	(1,338)	(291)	1,602
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(56)	(563)	(1,019)	1	10	(1,914)	717	(2,824)
Net derivative gains (losses)	39	120	(921)	89	(44)	(1,350)	(73)	(2,140)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(153)	(449)	350	(34)	688	(260)	17	159
Other revenues	—	(75)	—	—	1	29	40	(5)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(32)	183	(157)	—	11	—	5
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	29	43	—	40	882	—	994
Interest credited to policyholder account balances	—	—	(395)	(149)	(687)	(20)	—	(1,251)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	1	8	(5)	—	(97)	(93)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	36	204	328	61	(11)	551	(135)	1,034
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$733	(760)	5,723
Less: Preferred stock dividends							198	198
Adjusted earnings available to common shareholders							$(958)	$5,525

Premiums, fees and other revenues	$23,929	$8,757	$6,969	$5,727	$2,347	$3,737	$495	$51,961
Less: adjustments to premiums, fees and other revenues	—	(75)	—	—	1	29	40	(5)
Adjusted premiums, fees and other revenues	$23,929	$8,832	$6,969	$5,727	$2,346	$3,708	$455	$51,966

Year Ended December 31, 2022

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
		(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,377	$1,463	$(472)	$545	$189	$2,550	$(553)	$5,099
Add: Preferred stock dividends	—	—	—	—	—	—	185	185
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	7	5	—	6	18
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Net income (loss)	1,377	1,463	(472)	552	194	2,550	(362)	5,302
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(92)	(359)	(1,123)	52	(98)	4	356	(1,260)
Net derivative gains (losses)	207	215	(2,104)	434	(117)	(944)	58	(2,251)
Premiums	—	—	—	—	41	—	—	41
Universal life and investment-type product policy fees	—	—	—	—	11	—	—	11
Net investment income	(57)	(303)	(338)	(275)	(1,024)	(281)	5	(2,273)
Other revenues	—	—	—	—	8	—	155	163
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(116)	191	(536)	(23)	—	—	(484)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	315	90	—	126	3,143	—	3,674
Interest credited to policyholder account balances	—	31	246	78	1,030	—	—	1,385
Capitalization of DAC	—	—	—	—	11	—	—	11
Amortization of DAC and VOBA	—	—	—	—	(8)	—	—	(8)
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	7	(31)	—	(241)	(265)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(13)	45	949	63	19	(403)	(80)	580
Adjusted earnings	$1,332	$1,635	$1,617	$729	$249	$1,031	(615)	5,978
Less: Preferred stock dividends							185	185
Adjusted earnings available to common shareholders							$(800)	$5,793

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,332	$1,635	$1,583	$806	$236	$1,031	$(800)	$5,823

Premiums, fees and other revenues	$23,266	$14,314	$7,346	$4,438	$2,341	$4,123	$537	$56,365
Less: adjustments to premiums, fees and other revenues	—	—	—	—	60	—	155	215
Adjusted premiums, fees and other revenues	$23,266	$14,314	$7,346	$4,438	$2,281	$4,123	$382	$56,150

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$23,266	$14,314	$6,974	$4,831	$2,210	$4,123	$382	$56,100
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Year Ended December 31, 2021

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
		(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$476	$2,634	$1,813	$(315)	$98	$1,256	$692	$6,654
Add: Preferred stock dividends	—	—	—	—	—	—	195	195
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	6	3	—	10	21
Add: Preferred stock redemption premium	—	—	—	—	—	—	6	6
Net income (loss)	476	2,634	1,815	(309)	101	1,256	903	6,876
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(32)	414	(6)	(134)	(176)	86	1,391	1,543
Net derivative gains (losses)	107	101	(831)	(416)	(155)	(2,026)	(37)	(3,257)
Premiums	—	—	—	—	117	—	865	982
Universal life and investment-type product policy fees	—	—	—	—	26	—	—	26
Net investment income	(58)	(281)	58	(64)	717	(293)	36	115
Other revenues	—	—	—	1	11	—	231	243
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(86)	(83)	(280)	(76)	—	(582)	(1,107)
Policyholder liability remeasurement (gains) losses	—	—	—	—	(1)	—	—	(1)
Market risk benefit remeasurement (gains) losses	—	(96)	48	—	119	1,162	4	1,237
Interest credited to policyholder account balances	—	6	(211)	175	(695)	—	—	(725)
Capitalization of DAC	—	—	—	—	30	—	89	119
Amortization of DAC and VOBA	—	—	—	—	(28)	—	(98)	(126)
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	(1)	(1)
Other expenses	—	—	3	3	(81)	—	(489)	(564)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(4)	(15)	320	132	(13)	224	(350)	294
Adjusted earnings	$463	$2,591	$2,517	$274	$306	$2,103	(156)	8,098
Less: Preferred stock dividends							195	195
Adjusted earnings available to common shareholders							$(351)	$7,903

Adjusted earnings available to common shareholders on a constant currency basis (1)	$463	$2,591	$2,395	$231	$251	$2,103	$(351)	$7,683

Premiums, fees and other revenues	$22,543	$5,633	$8,120	$3,791	$2,862	$4,513	$1,553	$49,015
Less: adjustments to premiums, fees and other revenues	—	—	—	1	154	—	1,096	1,251
Adjusted premiums, fees and other revenues	$22,543	$5,633	$8,120	$3,790	$2,708	$4,513	$457	$47,764

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$22,543	$5,633	$7,092	$3,674	$2,426	$4,513	$457	$46,338
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 decreased $4.2 billion, or 7%, compared to 2022. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $4.1 billion, or 7%, compared to 2022, primarily due to lower premiums in our RIS segment, mainly driven by a large pension risk transfer transaction in 2022. This was partially offset by (i) growth in the structured settlement, post-retirement benefit, U.K. longevity reinsurance and institutional income annuities businesses in our RIS segment, (ii) strong sales in Mexico and Chile and solid persistency across the region in our Latin America segment and (iii) growth in both core and voluntary products in our Group Benefits segment.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 increased $8.4 billion, or 18%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $9.8 billion, or 21%, compared to 2021, primarily due to higher premiums in our RIS segment, mainly driven by a large pension risk transfer transaction in 2022.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Group Benefits	$1,655	$1,332	$463
RIS	1,708	1,635	2,591
Asia	1,282	1,617	2,517
Latin America	840	729	274
EMEA	265	249	306
MetLife Holdings	733	1,031	2,103
Corporate & Other	(958)	(800)	(351)
Adjusted earnings available to common shareholders	$5,525	$5,793	$7,903

Adjusted earnings available to common shareholders on a constant currency basis	$5,525	$5,823	$7,683

Adjusted premiums, fees and other revenues	$51,966	$56,150	$47,764
Adjusted premiums, fees and other revenues on a constant currency basis	$51,966	$56,100	$46,338
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $268 million on a reported basis, primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $490 million:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our RIS, Asia and Group Benefits segments
•Variable investment income decreased - lower returns on real estate and private equity funds
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income
Volume Growth - Increased adjusted earnings by $322 million:
•Higher average invested assets in most of our businesses
Largely offset by:

•Increase in interest credited expenses on long duration and certain other insurance products, primarily in our RIS and Latin America segments
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $301 million:
▪Favorable underwriting - favorable mortality in our Group Benefits segment
Expenses - Decreased adjusted earnings by $150 million:
•Higher direct expenses, including certain employee-related costs, in most of our segments
•Higher corporate-related expenses, primarily in Corporate & Other
Interest Expense on Debt - Decreased adjusted earnings by $85 million:
•Senior note issuances in July 2022, January 2023 and July 2023
•Interest rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023
Notable Items - Actuarial assumption review and other insurance adjustments, as well as litigation reserves and settlements costs - Decreased adjusted earnings by $151 million on a reported basis:

	Year Ended December 31,		Variance
	2023	2022
	(In millions, net of income tax)
Group Benefits	$27	$—	$27
RIS	61	79	(18)
Asia	(94)	(32)	(62)
Latin America	—	1	(1)
EMEA	18	15	3
MetLife Holdings	2	26	(24)
Corporate & Other	(76)	—	(76)
Total	$(62)	$89	$(151)
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $2.1 billion on a reported basis due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $220 million primarily in our Asia segment
Market Factors - Decreased adjusted earnings by $3.0 billion:
•Variable investment income decreased - lower returns on private equity and hedge funds
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $1.6 billion:
▪Favorable underwriting, primarily driven by an overall decline in COVID-19 related claims in our Group Benefits and Latin America segments
Expenses - Decreased adjusted earnings by $243 million:
•Higher corporate-related expenses, primarily in Corporate & Other

Notable Items - Actuarial assumption review and other insurance adjustments - Decreased adjusted earnings by $204 million on a reported basis:

	Years Ended December 31,		Variance
	2022	2021
	(In millions, net of income tax)
Group Benefits	$—	$—	$—
RIS	79	14	65
Asia	(32)	56	(88)
Latin America	1	6	(5)
EMEA	15	—	15
MetLife Holdings	26	11	15
Corporate & Other	—	206	(206)
Total	$89	$293	$(204)

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 increased $663 million, or 3%, compared to 2022, primarily driven by growth in both core and voluntary products.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 increased $723 million, or 3%, compared to 2021, primarily due to growth from our voluntary products, group disability and dental businesses.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$25,230	$24,402	$23,703
Total adjusted expenses	23,133	22,713	23,114
Provision for income tax expense (benefit)	442	357	126
Adjusted earnings	$1,655	$1,332	$463

Adjusted premiums, fees and other revenues	$23,929	$23,266	$22,543
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $323 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $18 million:
•Higher average interest crediting rates on certain insurance products and retained asset accounts
•Variable investment income decreased - lower returns on real estate and private equity funds
Substantially offset by:
•Recurring investment income increased - higher yields on fixed income securities and higher derivative income
Volume Growth - Increased adjusted earnings by $71 million:
•Growth in accident & health and legal plans businesses
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $269 million:
•Favorable mortality in life products - decreases in both incidence and severity of claims, including the impact of lower COVID-19 claims
Partially offset by:
•Unfavorable morbidity - higher dental utilization, as well as higher pet insurance and vision claims, partially offset by favorable results in our disability businesses
•Unfavorable change from refinements to certain insurance and other liabilities in both years
Expenses - Decreased adjusted earnings by $24 million:
•Higher employee-related, technology, and marketing costs exceeded the corresponding increase in adjusted premiums, fees and other revenues
Notable Items - Increased adjusted earnings by $27 million:
•2023 notable item - favorable impact of $27 million - actuarial assumption review

Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $869 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $103 million:
•Higher average interest crediting rates on certain insurance products and retained asset accounts
•Variable investment income decreased - lower returns on private equity funds
Volume Growth - Increased adjusted earnings by $89 million:
•Growth in accident & health, group disability and dental businesses
•Positive flows resulted in higher average invested assets
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $958 million:
•Favorable mortality in life products - decreases in both incidence and severity of claims, largely driven by the impact of lower COVID-19 claims
•Favorable experience - accident & health, vision and dental
•Favorable change from refinements to certain insurance and other liabilities in both years
Partially offset by:
•Unfavorable experience - individual and group disability businesses
Expenses - Decreased adjusted earnings by $75 million:
•Higher direct expenses, including certain employee-related costs, exceeded the corresponding increase in adjusted premiums, fees and other revenues
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 decreased $5.5 billion, or 38%, compared to 2022. This was primarily due to lower premiums driven by a large pension risk transfer transaction in 2022, partially offset by growth in our structured settlement, post-retirement benefit, U.K. longevity reinsurance and institutional income annuities businesses.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 increased $8.7 billion, or 154%, compared to 2021, primarily due to higher premiums driven by a large pension risk transfer transaction in 2022.
Changes in premiums are generally offset by a corresponding change in policyholder benefits.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$16,635	$20,518	$12,521
Total adjusted expenses	14,477	18,460	9,252
Provision for income tax expense (benefit)	450	423	678
Adjusted earnings	$1,708	$1,635	$2,591

Adjusted premiums, fees and other revenues	$8,832	$14,314	$5,633

Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $73 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $9 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans
Substantially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on private equity and real estate funds
Volume Growth - Increased adjusted earnings by $56 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $35 million:
•Favorable mortality - structured settlements and pension risk transfer businesses
Expenses - Decreased adjusted earnings by $22 million:
•Higher expenses, including technology and certain employee-related costs
Notable Items - Decreased adjusted earnings by $18 million:
•2023 notable item - favorable impact of $61 million - actuarial assumption review
•2022 notable items - favorable impact of $79 million - reinsurance recapture, partially offset by actuarial assumption review
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $956 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $1.2 billion:
• Variable investment income decreased - lower returns on private equity and hedge funds
• Higher average interest crediting rates on investment-type and certain insurance products
Partially offset by:
• Recurring investment income increased - higher yields on fixed income securities and mortgage loans, and higher income on derivatives and real estate investments
Volume Growth - Increased adjusted earnings by $130 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $31 million:
•Favorable change from refinements to certain insurance and other liabilities

Partially offset by:
•Less favorable mortality - primarily driven by structured settlements business; partially offset by pension risk transfer business
Expenses - Decreased adjusted earnings by $16 million:
•Higher direct and allocated expenses due to employee-related costs
Notable Items - Increased adjusted earnings by $65 million:
•2022 notable items - favorable impact of $79 million - reinsurance recapture, partially offset by actuarial assumption review
•2021 notable item - favorable impact of $14 million - actuarial assumption review
Asia
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 decreased $377 million, or 5%, compared to 2022. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $5 million compared to 2022, as decreases from annuity, accident & health and yen-denominated life products in Japan were largely offset by higher premiums in Korea.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 decreased $774 million, or 10%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $254 million, or 4%, compared to 2021, mainly due to increases in Japan, Australia and Korea. In Japan, higher fees from foreign currency-denominated life and fixed annuity products were partially offset by a decrease in premiums from yen-denominated life products. The increases in Australia and Korea were primarily due to business growth.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$10,926	$11,255	$13,172
Total adjusted expenses	9,086	8,980	9,638
Provision for income tax expense (benefit)	558	658	1,017
Adjusted earnings	$1,282	$1,617	$2,517

Adjusted earnings on a constant currency basis	$1,282	$1,583	$2,395

Adjusted premiums, fees and other revenues	$6,969	$7,346	$8,120
Adjusted premiums, fees and other revenues on a constant currency basis	$6,969	$6,974	$7,092
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $335 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $34 million
•Japanese yen, Korean won, and Australian dollar weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $195 million:
•Variable investment income decreased - lower returns on real estate funds
•Higher average interest crediting rates on investment-type products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities partially offset by lower derivative income

Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $31 million:
•Higher surrender charges in Japan in 2022
Notable Items - Decreased adjusted earnings by $62 million on a reported basis:
•2023 notable item - unfavorable impact of $94 million - actuarial assumption review
•2022 notable item - unfavorable impact of $32 million - actuarial assumption review
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $900 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $122 million:
•Japanese yen, Korean won and Australian dollar weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $777 million:
•Variable investment income decreased - lower returns on private equity and hedge funds
Volume Growth - Increased adjusted earnings by $104 million:
•Higher investment fee income from growth in average invested assets driven by new business and in-force persistency
•Higher sales across the region
•Higher fee income in Japan
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $63 million:
•Favorable underwriting - higher surrenders from weakening Japanese yen, partially offset by higher claims primarily due to COVID-19
Partially offset by:
•Unfavorable change from refinements to certain insurance and other liabilities in both years
Expenses - Decreased adjusted earnings by $46 million:
•Higher employee-related and other operating expenses
Taxes - Decreased adjusted earnings by $25 million:
•Deferred tax asset write-off in China in 2022
Partially offset by:
•Tax benefit in 2022 resulting from a change in the tax rate in Korea
Notable Items - Decreased adjusted earnings by $88 million on a reported basis:
•2022 notable item - unfavorable impact of $32 million - actuarial assumption review
•2021 notable item - favorable impact of $56 million - actuarial assumption review

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 increased $1.3 billion, or 29%, compared to 2022. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $896 million, or 19%, compared to 2022, mainly driven by strong sales in Mexico and Chile and solid persistency across the region.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 increased $648 million, or 17%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $764 million, or 21%, compared to 2021, mainly driven by strong sales and solid persistency across the region.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$7,371	$6,031	$5,061
Total adjusted expenses	6,234	5,082	4,727
Provision for income tax expense (benefit)	297	220	60
Adjusted earnings	$840	$729	$274

Adjusted earnings on a constant currency basis	$840	$806	$231

Adjusted premiums, fees and other revenues	$5,727	$4,438	$3,790
Adjusted premiums, fees and other revenues on a constant currency basis	$5,727	$4,831	$3,674
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $111 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $77 million:
•Mexican and Chilean pesos strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $65 million:
•Recurring investment income decreased - lower yields on fixed income securities, primarily in Chile
•Variable investment income decreased - lower returns on real estate and private equity funds
Volume Growth - Increased adjusted earnings by $129 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products
Expenses - Decreased adjusted earnings by $26 million:
•Higher direct expenses, including employee-related costs, across the region
Taxes - Decreased adjusted earnings by $17 million:
•Tax adjustments in both years primarily driven by a recurring tax item related to inflation in Chile
Partially offset by:
•Tax refund in 2023 related to the filing of a Mexico income tax return

Notable Items - Decreased adjusted earnings slightly on a reported basis:
•2022 notable item - favorable impact of $1 million - actuarial assumption review
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $455 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $43 million:
•Chilean peso weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $12 million:
•Recurring investment income increased - higher yields on fixed income securities, higher earnings from a joint venture investment in Chile, and an increase in bond index returns on our Chilean encaje within FVO securities.
Largely offset by:
•Variable investment income decreased - lower returns on private equity funds
•Higher interest credited expenses on certain insurance products
Volume Growth - Increased adjusted earnings by $100 million:
•Higher sales across the region
•Higher average invested assets, primarily in Chile and Mexico
Partially offset by:
•Higher commissions and other variable expenses, net of DAC capitalization
•Increase in interest credited expenses on certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $390 million:
•Favorable underwriting - a decline in COVID-19-related claims, primarily in Mexico and Brazil, and a reduction to the incurred but not reported reserve that was established in 2021
Expenses - Decreased adjusted earnings by $32 million:
•Higher employee-related costs
•Continued investment in technology
Partially offset by:
• Continued expense discipline
Taxes - Increased adjusted earnings by $39 million:
•Tax adjustments in both years primarily driven by a recurring tax item related to inflation in Chile
•Tax refund in 2022 related to the filing of the Company’s 2021 U.S. income tax return
Notable Items - Decreased adjusted earnings by $5 million on a reported basis:
•2022 notable item - favorable impact of $1 million - actuarial assumption review
•2021 notable item - favorable impact of $6 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2023 increased $65 million, or 3%, compared to 2022. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $136 million, or 6%, compared to 2022 primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) accident & health business across the region, and (iii) credit life business in Turkey and Romania, as well as (iv) an unfavorable refinement to an unearned revenue reserve in the Gulf in 2022.
Adjusted premiums, fees and other revenues for the year ended December 31, 2022 decreased $427 million, or 16%, compared to 2021. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $145 million, or 6%, compared to 2021 primarily due to (i) the disposition of MetLife Poland and Greece, (ii) a favorable refinement to an unearned premium reserve in Italy in 2021 and an unfavorable refinement to an unearned revenue reserve in the Gulf in 2022, and (iii) decreases in our corporate solutions and variable life businesses in the Gulf, as well as our pension business in Romania, partially offset by growth in (i) our accident & health business across the region, (ii) our corporate solutions business in Egypt, and (iii) our credit life business in Turkey and Romania.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$2,543	$2,441	$2,923
Total adjusted expenses	2,200	2,119	2,523
Provision for income tax expense (benefit)	78	73	94
Adjusted earnings	$265	$249	$306

Adjusted earnings on a constant currency basis	$265	$236	$251

Adjusted premiums, fees and other revenues	$2,346	$2,281	$2,708
Adjusted premiums, fees and other revenues on a constant currency basis	$2,346	$2,210	$2,426
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $16 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $13 million:
•Egyptian pound and Turkish lira weakened against the U.S. dollar
Partially offset by:
•Euro strengthened against the U.S. dollar
Market Factors - Increased adjusted earnings by $37 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $27 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in the Gulf, Egypt and the U.K.
•Ordinary life business in Europe
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $9 million:
•Favorable change from a 2022 refinement to certain insurance and other liabilities in the Gulf
•Favorable underwriting - corporate solutions business in the U.K., ordinary and variable life businesses in the Gulf, and variable life business in the Czech Republic

Largely offset by:
•Unfavorable underwriting - corporate solutions business in the Gulf and Egypt, accident and health business in the Gulf, and ordinary life business in Europe
Expenses - Decreased adjusted earnings by $33 million:
•Higher direct expenses, including employee-related costs, across the region, as well as certain pension, postretirement and postemployment benefit costs
Taxes - Decreased adjusted earnings by $10 million:
•Tax adjustments in both years
Notable Items - Increased adjusted earnings by $3 million on a reported basis:
•2023 notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments
•2022 notable items - favorable impact of $15 million - actuarial assumption review and other insurance adjustments
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $57 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $55 million:
•Turkish lira, euro and British pound weakened against the U.S. dollar
Volume Growth - Increased adjusted earnings by $5 million:
•Accident & health business across the region
•Credit life business in Turkey
•Corporate solutions business in Egypt
•Ordinary life business in Europe
Partially offset by:
•Variable life and corporate solutions businesses in the Gulf
•Pension business in Romania
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $22 million:
•Favorable underwriting - primarily due to the impact of the COVID-19 pandemic, which resulted in lower utilization in 2022 and higher claims in 2021 reflected in our:
◦corporate solutions business in Egypt, the U.K. and the Gulf,
◦variable life business in Lebanon and the Czech Republic
◦credit life business in Turkey and Romania
Partially offset by:
•Unfavorable change from refinements to certain insurance-related assets and liabilities in both years
Expenses - Decreased adjusted earnings by $24 million:
•Increases in various operating expenses across the region
Other - Decreased adjusted earnings by $24 million:
•Disposition of MetLife Poland and Greece in 2022
•Amortization of DAC and VOBA

Notable Items - Increased adjusted earnings by $15 million on a reported basis:
•2022 notable items - favorable impact of $15 million - actuarial assumption review and other insurance adjustments
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the U.S. As anticipated, adjusted premiums, fees and other revenues continue to decline from expected business run-off. In addition, see Note 9 of the Notes to the Consolidated Financial Statements for information on a transaction to reinsure an in-force block of this business.

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$8,202	$9,037	$10,898
Total adjusted expenses	7,293	7,752	8,260
Provision for income tax expense (benefit)	176	254	535
Adjusted earnings	$733	$1,031	$2,103

Adjusted premiums, fees and other revenues	$3,708	$4,123	$4,513
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $298 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $258 million:
•Variable investment income decreased - lower returns on private equity and real estate funds
•Recurring investment income decreased - lower average invested assets
Volume Growth - Decreased adjusted earnings by $36 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $18 million:
•Lower dividend expense due to dividend scale reductions, as well as run-off in the MLIC closed block
Partially offset by:
•Unfavorable underwriting - life, annuity and long-term care businesses
Notable Items - Decreased adjusted earnings by $24 million:
•2023 notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments
•2022 notable items - favorable impact of $26 million - reinsurance settlement, partially offset by actuarial assumption review and other insurance adjustments
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $1.1 billion primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $1.2 billion:
•Variable investment income decreased - lower returns on private equity and hedge funds, as well as lower prepayment fees
Volume Growth - Decreased adjusted earnings by $135 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $179 million:

•Favorable underwriting - favorable mortality experience in our life business, partially offset by less favorable morbidity experience in our long-term care business
•Lower dividend expense due to dividend scale reductions, as well as run-off in the MLIC closed block
Expenses - Increased adjusted earnings by $20 million:
•Lower corporate-related expenses
Notable Items - Increased adjusted earnings by $15 million:
•2022 notable items - favorable impact of $26 million - reinsurance settlement, partially offset by actuarial assumption review and other insurance adjustments
•2021 notable item - favorable impact of $11 million - actuarial assumption review
Corporate & Other

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total adjusted revenues	$808	$655	$766
Total adjusted expenses	1,975	1,613	1,496
Provision for income tax expense (benefit)	(407)	(343)	(574)
Adjusted earnings	(760)	(615)	(156)
Less: Preferred stock dividends	198	185	195
Adjusted earnings available to common shareholders	$(958)	$(800)	$(351)

Adjusted premiums, fees and other revenues	$455	$382	$457
The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Business activities	$87	$138	$143
Net investment income	353	276	313
Interest expense on debt	(1,047)	(943)	(944)
Corporate initiatives and projects	(67)	(64)	(128)
Other	(493)	(365)	(114)
Provision for income tax (expense) benefit and other tax-related items	407	343	574
Preferred stock dividends	(198)	(185)	(195)
Adjusted earnings available to common shareholders	$(958)	$(800)	$(351)
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $158 million primarily due to the following:
Business Activities - Decreased adjusted earnings by $40 million:
•Higher expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $61 million:
•Recurring investment income increased - higher yields on fixed income securities, FVO securities and mortgage loans, and an increase in average invested assets, partially offset by lower income on real estate investments

Largely offset by:
•Variable investment income decreased - lower returns on private equity and real estate funds
Interest Expense on Debt - Decreased adjusted earnings by $82 million:
•Senior note issuances in July 2022, January 2023 and July 2023
•Interest rate increase on surplus notes
Partially offset by:
•Early senior note redemption in February 2023
Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $103 million:
•Higher litigation reserves in 2023 (notable item)
•Higher corporate-related expenses
Partially offset by:
•Lower market-related employee costs
•Lower employee-related expenses
Taxes - Favorable change in Corporate & Other’s taxes:
•Higher utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
•IRS audit settlements in both years had no net impact
Partially offset by:
•Higher taxes on stock compensation
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $449 million primarily due to the following:
Net Investment Income - Decreased adjusted earnings by $29 million:
•Variable investment income decreased - lower returns on private equity funds
Partially offset by:
•Recurring investment income increased - higher yields from fixed income securities and increased income on real estate investments, partially offset by lower equity market returns on FVO securities and lower yields on mortgage loans
Corporate Initiatives and Projects & Other - Decreased adjusted earnings by $148 million:
•Higher corporate-related expenses
•Legal reserve release in 2021 (notable item)
•Higher interest expense on tax positions due to audit settlements in both years
Partially offset by:
•Lower employee-related costs
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower utilization of tax preferenced items, which include non-taxable investment income, tax credits and foreign earnings taxed at different rates than the U.S. statutory rate
•IRS audit settlement in 2021 (notable item)
•Non-cash transfer of assets from a wholly-owned U.K. investment subsidiary to its U.S. parent in 2021 (notable item)

Partially offset by:
•Lower taxes on stock compensation
•IRS audit settlements in 2022

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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 11 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at December 31, 2023
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Peru	87	5	178	270
Egypt	84	—	1	85
Ukraine	45	—	2	47
Russian Federation	28	—	—	28
Turkey	17	2	6	25
Total	$261	$7	$187	$455
Investment grade %	31.4%	45.3%	87.2%	54.5%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL and estimated fair value, net of purchased and written credit default swaps of these securities were $532 million, $459 million and $266 million, respectively, at December 31, 2023. The notional value and estimated fair value of the net purchased credit default swaps were $192 million and $3 million, respectively, at December 31, 2023.

We manage direct and indirect investment exposure in the selected countries through fundamental analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
See “— Overview” for a discussion of our investment portfolio and a summary of how we manage our investment portfolio. The following tables present a reconciliation of net investment income under GAAP to adjusted net investment income and our yield table. The yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Years Ended December 31,
	2023	2022
	(In millions)
Net investment income — GAAP	$19,908	$15,916
Investment hedge adjustments	1,012	976
Unit-linked investment income	(1,183)	1,298
Other	12	(1)
Adjusted net investment income (1)	$19,749	$18,189
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Years Ended December 31,
	2023		2022
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.20%	$12,499	3.76%	$11,098
Net mortgage loans (3)	5.15	4,353	4.34	3,536
Real estate and real estate joint ventures	0.12	16	6.40	798
Policy loans	5.41	471	5.15	459
Equity securities	3.61	31	3.96	36
Other limited partnership interests (4)	3.10	455	5.92	860
Cash and short-term investments	5.73	811	2.31	282
Other invested assets		1,666	—	1,670
Investment income	4.58%	$20,302	4.32%	$18,739
Investment fees and expenses	(0.13)	(553)	(0.12)	(539)
Net investment income including divested businesses (5)	4.45%	$19,749	4.20%	$18,200
Less: net investment income from divested businesses (5)				11
Adjusted net investment income		$19,749		$18,189
__________________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), mortgage loans originated for third parties, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $188 million and ($127) million for the years ended December 31, 2023 and 2022, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and net mortgage loans includes prepayment fees and excludes investment income from mortgage loans originated for third parties, respectively. See “— Net Mortgage Loans.”
(4)See “— Results of Operations — Consolidated Results — Adjusted Earnings” for discussion of results for the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
See “— Results of Operations — Consolidated Results” for an analysis of the year-over-year changes in realized gains (losses) on investments sold, provision (release) for credit loss and impairments and non-investment portfolio gains (losses).
Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	December 31,
	2023		2022
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly-traded	$209,616	74.5%	$211,579	76.4%
Privately-placed	71,796	25.5	65,201	23.6
Total fixed maturity securities AFS	$281,412	100.0%	$276,780	100.0%
Percentage of cash and invested assets	60.3%		61.0%
Equity securities
Publicly-traded	$506	66.8%	$1,423	84.5%
Privately-held	251	33.2	261	15.5
Total equity securities	$757	100.0%	$1,684	100.0%
Percentage of cash and invested assets	0.2%		0.4%
See Note 11 of the Notes to the Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities, continuous gross unrealized losses and equity securities by security type and the related cost, net unrealized gains (losses) and estimated fair value of these securities; as well as realized gains (losses) on sales and disposals and unrealized net gains (losses) recognized in earnings.
Included within fixed maturity securities AFS are structured securities, including residential mortgage-backed securities (“RMBS”), asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”) and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly-traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately-placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly-traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2023.
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
We have reviewed the significance and observability of inputs used in the valuation methodologies to determine the appropriate fair value hierarchy level for each of our securities. Based on the results of this review and investment class analysis, each instrument is categorized as Level 1, 2 or 3 based on the lowest level significant input to its valuation. See Note 13 of the Notes to the Consolidated Financial Statements for valuation approaches and key inputs by major category of assets or liabilities that are classified within Level 2 and Level 3 of the fair value hierarchy.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	December 31, 2023
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,330	5.4%	$429	56.7%
Level 2
Independent pricing sources	233,135	82.9	76	10.0
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$233,135	82.9%	$79	10.4%
Level 3
Independent pricing sources	24,414	8.7	43	5.7
Internal matrix pricing or discounted cash flow techniques	7,830	2.8	197	26.0
Independent broker quotations	703	0.2	9	1.2
Significant unobservable inputs	$32,947	11.7%	$249	32.9%
Total at estimated fair value	$281,412	100.0%	$757	100.0%
See Note 13 of the Notes to the Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2023: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the year ended December 31, 2023, Level 3 fixed maturity securities AFS increased by $4.2 billion, or 14.5%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in OCI, partially offset by transfers out of Level 3 in excess of transfers into Level 3.
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

		December 31,
		2023				2022
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$209,232	$(14,510)	$194,722	69.2%	$209,951	$(19,930)	$190,021	68.7%
Baa	2	77,534	(3,854)	73,680	26.2	81,280	(8,086)	73,194	26.5
Subtotal investment grade		286,766	(18,364)	268,402	95.4	291,231	(28,016)	263,215	95.2
Ba	3	10,694	(395)	10,299	3.7	11,223	(712)	10,511	3.8
B	4	2,491	(120)	2,371	0.8	2,786	(215)	2,571	0.9
Caa and lower	5	280	(22)	258	0.1	517	(116)	401	0.1
In or near default	6	140	(58)	82	—	85	(3)	82	—
Subtotal below investment grade		13,605	(595)	13,010	4.6	14,611	(1,046)	13,565	4.8
Total fixed maturity securities AFS		$300,371	$(18,959)	$281,412	100.0%	$305,842	$(29,062)	$276,780	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2023
U.S. corporate	$42,892	$31,942	$4,093	$1,602	$158	$30	$80,717
Foreign corporate	19,519	32,144	3,300	458	9	14	55,444
Foreign government	37,024	5,727	2,410	245	52	31	45,489
U.S. government and agency	31,876	376	—	—	—	—	32,252
RMBS	28,381	602	68	40	3	2	29,096
ABS & CLO	14,345	2,548	345	26	26	4	17,294
Municipals	10,974	168	29	—	—	—	11,171
CMBS	9,711	173	54	—	10	1	9,949
Total fixed maturity securities AFS	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412
Percentage of total	69.2%	26.2%	3.7%	0.8%	0.1%	—%	100.0%
December 31, 2022
U.S. corporate	$40,293	$33,569	$4,281	$1,659	$209	$19	$80,030
Foreign corporate	18,229	30,657	3,121	513	51	1	52,572
Foreign government	38,658	5,143	2,582	256	65	43	46,747
U.S. government and agency	31,786	443	—	—	—	—	32,229
RMBS	25,510	504	59	69	13	10	26,165
ABS & CLO	13,848	2,495	370	74	26	9	16,822
Municipals	11,932	196	24	—	—	—	12,152
CMBS	9,765	187	74	—	37	—	10,063
Total fixed maturity securities AFS	$190,021	$73,194	$10,511	$2,571	$401	$82	$276,780
Percentage of total	68.7%	26.5%	3.8%	0.9%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2023 or 2022. The top 10 holdings comprised 1% of total investments at both December 31, 2023 and 2022. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2023		2022
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,142	23.5%	$30,786	23.2%
Consumer (cyclical and non-cyclical)	28,391	20.9	27,834	21.0
Utility	24,058	17.7	23,215	17.5
Industrial (basic, capital goods and other)	14,240	10.5	14,276	10.8
Transportation	12,132	8.9	11,342	8.5
Communications	10,048	7.4	10,046	7.6
Energy	7,917	5.8	7,711	5.8
Technology	4,262	3.1	4,396	3.3
Other	2,971	2.2	2,996	2.3
Total	$136,161	100.0%	$132,602	100.0%

Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $56.3 billion and $53.0 billion of Structured Products, at estimated fair value, at December 31, 2023 and 2022, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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
On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2023			2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$16,704	57.4%	$(1,268)	$15,275	58.4%	$(1,917)
Pass-through mortgage-backed securities	12,392	42.6	(1,114)	10,890	41.6	(1,414)
Total RMBS	$29,096	100.0%	$(2,382)	$26,165	100.0%	$(3,331)
Risk profile
Agency	$18,472	63.5%	$(1,650)	$16,291	62.3%	$(2,183)
Non-Agency
Prime and prime investor	4,827	16.6	(435)	3,958	15.1	(687)
NQM and Alt-A	1,760	6.0	(75)	1,964	7.5	(126)
Reperforming and sub-prime	2,622	9.0	(167)	2,892	11.1	(230)
Other (1)	1,415	4.9	(55)	1,060	4.0	(105)
Subtotal Non-Agency	10,624	36.5%	(732)	9,874	37.7%	(1,148)
Total RMBS	$29,096	100.0%	$(2,382)	$26,165	100.0%	$(3,331)
Ratings profile
Rated Aaa and Aa	$25,307	87.0%		$21,927	83.8%
Designated NAIC 1	$28,384	97.6%		$25,514	97.5%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
The majority of our RMBS holdings were rated Aaa and were designated NAIC 1 at both December 31, 2023 and 2022.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and the vast majority are investment grade under NAIC designations.

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2023			2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,605	9.2%	$(23)	$1,404	8.4%	$(61)
Digital infrastructure	1,376	8.0	(77)	1,014	6.0	(112)
Consumer loans	944	5.5	(78)	1,212	7.2	(118)
Credit card	904	5.2	(4)	1,181	7.0	(17)
Franchise	852	4.9	(65)	931	5.5	(113)
Student loans	702	4.1	(58)	814	4.9	(91)
Other (1)	3,038	17.6	(241)	2,896	17.2	(335)
Total ABS	9,421	54.5%	(546)	9,452	56.2%	(847)
CLO (2)	7,873	45.5%	(63)	7,370	43.8%	(322)
Total ABS & CLO	$17,294	100.0%	$(609)	$16,822	100.0%	$(1,169)

ABS ratings profile
Rated Aaa and Aa	$3,970	42.1%		$4,285	45.3%
Designated NAIC 1	$7,227	76.7%		$7,211	76.3%
CLO ratings profile
Rated Aaa and Aa	$5,913	75.1%		$5,454	74.0%
Designated NAIC 1	$7,118	90.4%		$6,634	90.0%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,883	57.1%		$9,739	57.9%
Designated NAIC 1	$14,345	82.9%		$13,845	82.3%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2023			2022
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$6,102	61.3%	$(643)	$6,781	67.4%	$(740)
Single asset and single borrower	1,997	20.1	(136)	1,971	19.6	(184)
Agency	735	7.4	(93)	607	5.9	(99)
Commercial real estate collateralized loan obligations	437	4.4	(9)	418	4.2	(14)
Other	678	6.8	(7)	286	2.9	(4)
Total CMBS	$9,949	100.0%	$(888)	$10,063	100.0%	$(1,041)
Ratings profile
Rated Aaa and Aa	$8,262	83.0%		$8,138	80.9%
Designated NAIC 1	$9,710	97.6%		$9,765	97.0%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 11 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $13.8 billion and $15.2 billion at December 31, 2023 and 2022, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $362 million and $324 million at December 31, 2023 and 2022, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our consolidated financial statements and cannot be sold or re-pledged, was $371 million and $331 million at December 31, 2023 and 2022, respectively.
Net Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. The Company originates and acquires mortgage loans and, in certain cases, transfers proportional rights to cash flows of certain mortgage loans to third parties under participation agreements, which are recorded as secured borrowings. The net mortgage loan information presented herein does not include mortgage loans originated for third parties and the related ACL. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information.

Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2023				2022
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$52,111	61.5%	$295	0.6%	$52,502	62.3%	$218	0.4%
Agricultural	19,559	23.1	171	0.9%	19,306	22.9	119	0.6%
Residential	13,096	15.4	182	1.4%	12,482	14.8	190	1.5%
Total	$84,766	100.0%	$648	0.8%	$84,290	100.0%	$527	0.6%
__________________
(1)Does not include mortgage loans originated for third parties of $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) or the related ACL of $73 million at December 31, 2023.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located primarily in Mexico, the U.K. and Australia at December 31, 2023. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at December 31, 2023. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at December 31, 2023. The carrying values of our residential mortgage loans located in California, Florida and New York were 32%, 10% and 8%, respectively, of total residential mortgage loans at December 31, 2023.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2023		2022
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,016	17.3%	$9,628	18.3%
Non-U.S.	8,933	17.1	9,299	17.7
Middle Atlantic	7,477	14.3	7,574	14.4
South Atlantic	6,637	12.7	6,617	12.6
West South Central	3,472	6.7	3,721	7.1
New England	2,859	5.5	2,764	5.3
Mountain	2,193	4.2	2,284	4.4
East North Central	1,822	3.5	1,594	3.0
East South Central	654	1.3	620	1.2
West North Central	613	1.2	597	1.1
Multi-Region and Other	8,435	16.2	7,804	14.9
Total amortized cost	$52,111	100.0%	$52,502	100.0%
Less: ACL	295		218
Carrying value, net of ACL	$51,816		$52,284
Property Type
Office	$19,651	37.7%	$21,009	40.0%
Apartment	11,974	23.0	10,575	20.2
Retail	7,218	13.9	8,046	15.3
Industrial	5,275	10.1	5,607	10.7
Single Family Rental	4,728	9.1	3,979	7.6
Hotel	3,140	6.0	3,172	6.0
Other	125	0.2	114	0.2
Total amortized cost	$52,111	100.0%	$52,502	100.0%
Less: ACL	295		218
Carrying value, net of ACL	$51,816		$52,284
Our commercial mortgage loan investments are well positioned with exposures concentrated in high quality underlying properties located in primary markets typically with institutional investors who are better positioned to manage their assets during periods of market volatility. Our portfolio is comprised primarily of lower risk loans with higher debt-service coverage ratios (“DSCR”) and lower loan-to-value (“LTV”) ratios, as shown below.
Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on net mortgage loans by credit quality indicator. See Note 11 of the Notes to the Consolidated Financial Statements for further information by performance indicator.

We review our commercial mortgage loan investments on an ongoing basis. These reviews may include an analysis of the property financial statements and rent roll, lease rollover analysis, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios, DSCR and tenant creditworthiness. The monitoring process focuses on higher risk loans, which include those that are classified as restructured, delinquent or in foreclosure, as well as loans with higher LTV ratios and lower DSCR. The monitoring process for agricultural mortgage loan investments is generally similar, with a focus on higher risk loans, such as loans with higher LTV ratios. Agricultural mortgage loan investments are reviewed on an ongoing basis which include, property inspections, market analysis, estimated valuations of the underlying collateral, LTV ratios and borrower creditworthiness, including reviews on a geographic and property-type basis. We review our residential mortgage loan investments on an ongoing basis, with a focus on higher risk loans, such as nonperforming loans. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for information on our evaluation of residential mortgage loan investments and related ACL methodology.
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 64% and 57% at December 31, 2023 and 2022, respectively, and our average DSCR was 2.3x and 2.6x at December 31, 2023 and 2022, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 47% at both December 31, 2023 and 2022. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $52.1 billion at amortized cost at December 31, 2023 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2023
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	48.6%	2.1%	1.2%	51.9%
65% - 75%	23.7%	2.3%	1.4%	27.4%
76% - 80%	5.5%	0.9%	0.7%	7.1%
>80%	8.8%	2.2%	2.6%	13.6%
Total	86.6%	7.5%	5.9%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.6 billion at amortized cost at December 31, 2023 by the key credit quality indicator of LTV was as follows:

December 31, 2023

LTV	Total
<65%	92.7%
65% - 75%	6.5%
76% - 80%	—%
>80%	0.8%
Total	100.0%

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
In determining our ACL, management (i) pools mortgage loans that share similar risk characteristics, (ii) considers expected lifetime credit loss over contractual terms of mortgage loans, as adjusted for expected prepayments and any extensions, and (iii) considers past events and current and forecasted economic conditions. Actual credit loss realized could be different from the amount of the ACL recorded. These evaluations and assessments are revised as conditions change and new information becomes available, which can cause the ACL to increase or decrease over time as such evaluations are revised. Negative credit migration, including an actual or expected increase in the level of problem loans, will result in an increase in the ACL. Positive credit migration, including an actual or expected decrease in the level of problem loans, will result in a decrease in the ACL. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for information on how the ACL is established and monitored, and activity in and balances of the ACL.
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, including single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.3 billion and $13.1 billion at December 31, 2023 and 2022, respectively, or 2.9% of cash and invested assets, at both December 31, 2023 and 2022.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had significantly appreciated to a $4.8 billion and $6.7 billion unrealized gain position at December 31, 2023 and 2022, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analyses on our real estate investments, we recorded impairment (loss) of $2 million during the year ended December 31, 2023; there was no impairment (loss) during the year ended December 31, 2022.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 11 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2023		2022
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$4,110	30.8%	$3,964	30.2%
Retail	1,261	9.5	1,329	10.1
Apartment	1,160	8.7	1,225	9.3
Land	800	6.0	901	6.9
Hotel	779	5.8	796	6.1
Industrial	423	3.2	356	2.7
Agriculture	7	0.1	5	—
Other	13	0.1	6	—
Wholly-owned and real estate joint ventures	$8,553	64.2%	$8,582	65.3%
Diversified property types and multi-property	1,120	8.4	1,042	7.9
Real estate funds	3,659	27.4	3,513	26.8
Total real estate and real estate joint ventures	$13,332	100.0%	$13,137	100.0%

Geographical diversification: Wholly-owned and real estate joint ventures totaled $8.6 billion at December 31, 2023, 67% of which were located in the U.S. and 33% of such properties were located outside the U.S., at December 31, 2023, at carrying value. The portion of these properties located in Japan, Washington, D.C. and Georgia were 30%, 8% and 8%, respectively, at December 31, 2023, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2023 and 2022, the carrying value of other limited partnership interests was $14.8 billion and $14.4 billion, which included $27 million and $414 million of hedge funds, respectively. Other limited partnership interests were 3.2% of cash and invested assets at both December 31, 2023 and 2022. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2023		2022
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,737	48.0%	$11,411	56.9%
Direct financing leases	1,304	7.2	1,195	6.0
Annuities funding structured settlement claims	1,256	6.9	1,238	6.2
Operating joint ventures (1)	1,142	6.3	1,099	5.5
Company-owned life insurance policies	1,036	5.7	500	2.5
Tax credit and renewable energy partnerships	1,034	5.7	1,318	6.6
FHLBNY common stock	714	3.9	729	3.6
Leveraged leases	689	3.8	731	3.6
Funds withheld	436	2.4	359	1.8
Other	1,854	10.1	1,458	6.8
Total	$18,202	100%	$20,038	100%
Percentage of cash and invested assets	3.9%		4.4%
__________________
(1)See Note 3 of the Notes to the Consolidated Financial Statements for information regarding the Company’s pending disposition of MetLife Malaysia.
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, FHLBNY common stock, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 24 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2023 and 2022. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 11 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives, such as market standard purchased and written credit default swap contracts. See Note 12 of the Notes to the Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2023 and 2022.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the years ended December 31, 2023, 2022 and 2021.
See “— Summary of Critical Accounting Estimates — Derivatives” for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and the NYDFS statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
See “— Results of Operations — Consolidated Results” for an analysis of the year-over-year changes in net derivative gains (losses).
Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements:
◦Note 3 (dispositions);
◦Note 5 (funding agreements, reported in policyholder account balances (“PABs”), and the related pledged collateral);
◦Note 16 (long-term debt, commercial paper and other short-term debt, credit and committed facilities, and debt and facility covenants);
◦Note 17 (collateral financing arrangement and the related pledged collateral);
◦Note 18 (junior subordinated debt securities and the related replacement capital covenant); and
◦Note 19 (preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorizations).
•Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules:

◦Note 4 (affiliated long-term debt); and
◦Note 5 (support agreements).
•Risk Factors:
◦“— Capital Risks”;
◦“— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”;
◦“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings”; and
◦“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions.”
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At December 31, 2023 and 2022, our short-term liquidity position was $19.2 billion and $16.4 billion, respectively, and liquid assets were $182.6 billion and $180.4 billion, respectively.
Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed, including amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.
Liquid assets include short-term liquidity and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
Capital Management
We have established several senior management committees as part of our capital management process. These committees, including the Capital Management Committee and the ERC, regularly review actual and projected capital levels (under a variety of scenarios including stress scenarios) and our annual capital plan in accordance with our capital policy. The Capital Management Committee is comprised of members of senior management, including MetLife, Inc.’s Chief Financial Officer (“CFO”), Treasurer, and CRO. The ERC is also comprised of members of senior management, including MetLife, Inc.’s CFO, CRO and Chief Investment Officer.
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
All general account assets within a particular legal entity, other than those which may have been pledged to a specific purpose, are generally available to fund obligations of the general account of that legal entity.
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
The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings, which provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — State Insurance Regulation” and “— MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.”

Affiliated Reinsurance Transactions
Certain subsidiaries of MetLife, Inc. cede certain products to various affiliated U.S. captive reinsurers and affiliated non-U.S. reinsurers for risk and capital management purposes, as well as to manage statutory reserve requirements. The reinsurance activities among these affiliated companies are eliminated within our consolidated results of operations.
Our affiliated U.S. captive reinsurers are licensed under the Special Purpose Financial Captive law adopted by their states of domicile, including Vermont and South Carolina. The statutory reserves of the affiliated ceding companies are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these U.S. captive reinsurers.
Our affiliated non-U.S. reinsurers are licensed as insurance companies under the laws of their jurisdictions of domicile, including Bermuda and the Cayman Islands. MetLife, Inc. has agreed to guarantee certain of the reinsurance obligations of one of our affiliated non-U.S. reinsurers.
See Note 9 of the Notes to the Consolidated Financial Statements for further information on our reinsurance activities.
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
__________________
NR = Not rated

Credit ratings indicate the rating agency’s opinion regarding a debt issuer’s ability to meet the terms of debt obligations in a timely manner. They are important factors in our overall funding profile and ability to access certain types of liquidity. The level and composition of regulatory capital at the subsidiary level and our equity capital are among the many factors considered in determining our insurer financial strength ratings and credit ratings. Each agency has its own capital adequacy evaluation methodology, and assessments are generally based on a combination of factors. A downgrade in the credit ratings or insurer financial strength ratings of MetLife, Inc. or its subsidiaries could adversely impact us.
Summary of the Company’s Primary Sources and Uses of Liquidity and Capital
Our primary sources and uses of liquidity and capital are summarized as follows:

	Years Ended December 31,
	2023	2022
	(In millions)
Sources:
Operating activities, net	$13,721	$13,044
Net change in policyholder account balances	4,711	5,310
Long-term debt issued	1,989	1,013
Total sources	20,421	19,367
Uses:
Investing activities, net	10,246	2,620
Net change in payables for collateral under securities loaned and other transactions	3,283	10,730
Long-term debt repaid	1,035	85
Collateral financing arrangement repaid	79	50
Derivatives with certain financing elements and other derivative related transaction, net	74	61
Net change in mortgage loan secured financing	163	—
Treasury stock acquired in connection with share repurchases	3,103	3,326
Dividends on preferred stock	198	185
Dividends on common stock	1,566	1,598
Other, net	139	236
Effect of change in foreign currency exchange rates on cash and cash equivalents	91	397
Total uses	19,977	19,288
Net increase (decrease) in cash and cash equivalents	$444	$79
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
Cash Flows from Financing
The principal cash inflows from our financing activities come from issuances of debt and other securities, deposits of funds associated with PABs and lending of securities. The principal cash outflows come from repayments of debt and the collateral financing arrangement, payments of dividends on and repurchases or redemptions of MetLife, Inc.’s securities, withdrawals associated with PABs and the return of securities on loan.

Liquidity and Capital Sources
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) long-term debt; collateral financing arrangement; and junior subordinated debt securities; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) shelf registration statement, which permits the issuance of public debt, equity and hybrid securities and provides for automatic effectiveness upon filing and has no stated issuance capacity; and (vii) dispositions. Additional details regarding certain of our primary sources of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
The diversity of our global funding sources enhances our funding flexibility, limits dependence on any one market or source of funds and generally lowers the cost of funds. We have no reason to believe that our lending counterparties will be unable to fulfill their respective contractual obligations under our credit and committed facilities. As commitments under these facilities may expire unused, these amounts do not necessarily reflect our actual future cash funding requirements.
The following table summarizes our outstanding debt at:

	December 31,
	2023	2022
	(In millions)
Short-term debt (1)	$119	$175
Long-term debt (2)	$15,548	$14,647
Collateral financing arrangement	$637	$716
Junior subordinated debt securities	$3,161	$3,158
__________________
(1)Includes $119 million and $76 million of short-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2023 and 2022, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $442 million and $447 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2023 and 2022, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2023.

Liquidity and Capital Uses
The primary uses of liquidity and capital include: (i) common stock repurchases; (ii) dividends on common and preferred stock; (iii) preferred stock redemptions; (iv) debt repayments; (v) debt repurchases, redemptions and exchanges; (vi) contractual obligations, including PABs and insurance liabilities; (vii) pledged collateral; (viii) securities lending transactions, repurchase agreements and third-party custodian administered programs; (ix) mortgage loan secured financing; and (x) acquisitions. Additional details regarding certain of our primary uses of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
Common Stock Repurchases and Dividends
Among other factors that could restrict MetLife, Inc.’s ability to repurchase or pay dividends on its common stock are the “dividend stopper” provisions in MetLife, Inc.’s preferred stock and junior subordinated debentures.
“Dividend Stopper” Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures
MetLife, Inc.’s preferred stock and junior subordinated debentures contain “dividend stopper” provisions under which MetLife, Inc. may not pay dividends on instruments junior to those instruments, including MetLife, Inc.’s common stock, nor repurchase its common stock, if payments have not been made on those instruments. The junior subordinated debentures further provide that MetLife, Inc. may, at its option and provided that certain conditions are met, elect to defer payment of interest.
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
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by counterparties in connection with our derivatives, the collateral financing arrangement related to the reinsurance of closed block liabilities, and with funding and advance agreements. See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding derivatives.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”
Contractual Obligations
Policyholder Account Balances
See Notes 1 and 5 of the Notes to the Consolidated Financial Statements for a description of the components of PABs, including obligations under funding agreements. See “— Insurance Liabilities” regarding the source and uncertainties associated with the estimation of the contractual obligations related to FPBs and PABs.
The sum of the estimated cash flows of $299.7 billion ($37.9 billion of which are estimated to occur in one year or less) exceeds the liability amount of $219.3 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.

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
Insurance Liabilities
Insurance liabilities include FPBs, MRBs, at estimated fair value, other policy-related balances and policyholder dividends payable, which are all reported on the consolidated balance sheet and are more fully described in Notes 1, 4 and 6 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $310.4 billion ($22.3 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $219.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
For the majority of our insurance operations, estimated contractual obligations for FPBs and PABs are derived from the annual asset adequacy analysis used to develop actuarial opinions of statutory reserve adequacy for state regulatory purposes. These cash flows are materially representative of the cash flows under GAAP.
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2023 and 2022, general account surrenders and withdrawals from annuity products were $2.0 billion and $1.5 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2023, there were funding agreements totaling $124 million that could be put back to the Company.

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
Liquid Assets
At December 31, 2023 and 2022, MetLife holding companies had $5.2 billion and $5.4 billion, respectively, in liquid assets. Of these amounts, $4.2 billion and $4.5 billion were held by MetLife, Inc. and $1.0 billion and $909 million were held by other MetLife holding companies at December 31, 2023 and 2022, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly-traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
See “— Consolidated Company Outlook” for the targeted level of liquid assets at the holding companies.

MetLife, Inc. and Other MetLife Holding Companies Sources and Uses of Liquid Assets and Sources and Uses of Liquid Assets included in Free Cash Flow
MetLife, Inc.’s sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow, are summarized as follows:

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$4,786	$4,786	$5,176	$5,176
Long-term debt issued (2)	2,000	—	1,000	1,000
Other, net (3)	306	421	92	44
Total sources	7,092	5,207	6,268	6,220
Uses:
Capital contributions to subsidiaries	450	450	5	5
Long-term debt repaid — unaffiliated	1,000	—	—	—
Interest paid on debt and financing arrangements — unaffiliated	807	807	764	764
Dividends on common stock	1,566	—	1,598	—
Treasury stock acquired in connection with share repurchases	3,103	—	3,326	—
Dividends on preferred stock	198	198	185	185
Issuances of and (repayments on) loans to subsidiaries and related interest, net (4)	233	233	94	94
Total uses	7,357	1,688	5,972	1,048
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	(265)		296
Liquid assets, beginning of year	4,473		4,177
Liquid assets, end of year	$4,208		$4,473
Free Cash Flow, MetLife, Inc. (Parent Company Only)		3,519		5,172
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$4,183		$4,428

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,748	$2,748	$1,410	$1,410
Total sources	2,748	2,748	1,410	1,410
Uses:
Capital contributions to subsidiaries	9	9	87	87
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	107	107	5	5
Dividends and returns of capital to MetLife, Inc.	2,032	2,032	1,434	1,434
Other, net	483	487	212	390
Total uses	2,631	2,635	1,738	1,916
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	117		(328)
Liquid assets, beginning of year	910		1,238
Liquid assets, end of year	$1,027		$910
Free Cash Flow, Other MetLife Holding Companies		113		(506)
Net increase (decrease) in liquid assets, All Holding Companies	$(148)		$(32)
Free Cash Flow, All Holding Companies (5)		$3,632		$4,666
__________________
(1)Dividends and returns of capital to MetLife, Inc. included $2.8 billion and $3.8 billion from operating subsidiaries and $2.0 billion and $1.4 billion from other MetLife holding companies for the years ended December 31, 2023 and 2022, respectively.
(2)Included in free cash flow is the portion of long-term debt issued that represents incremental debt to be at or below target leverage ratios.

(3)Other, net includes $165 million and $129 million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2023 and 2022, respectively.
(4)See MetLife, Inc. (Parent Company Only) Condensed Statements of Cash Flows included in Schedule II of the Financial Statement Schedules for information regarding the source of liquid assets from receipts on loans to subsidiaries (excluding interest) and the use of liquid assets related to the issuances of loans to subsidiaries (excluding interest).
(5)See “— Non-GAAP and Other Financial Disclosures” for the reconciliation of net cash provided by operating activities of MetLife, Inc. to free cash flow of all holding companies.
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
Liquidity and Capital Sources
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt; (iii) collateral financing arrangement and junior subordinated debentures; (iv) credit and committed facilities; and (v) dispositions. Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources,” the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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

The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2024	2023		2022
Company	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$3,476	$2,471	$2,471	$3,539	$3,539
American Life Insurance Company	$945	$1,887	$499	$1,289	$554
Metropolitan Tower Life Insurance Company	$373	$189	$189	$—	$163
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
In addition to the amounts presented in the table above, for the years ended December 31, 2023 and 2022, MetLife, Inc. also received from certain other subsidiaries cash dividends of $233 million and $340 million, respectively, as well as cash returns of capital of $6 million and $8 million, respectively.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2023	2022
	(In millions)
Long-term debt — unaffiliated	$14,516	$13,588
Long-term debt — affiliated	$1,585	$1,676
Junior subordinated debt securities	$2,468	$2,465
Liquidity and Capital Uses
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) common stock, preferred stock and debt repurchases and/or redemptions; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions. Additional details regarding certain of MetLife, Inc.’s primary uses of liquidity and capital are included in “— The Company — Liquidity and Capital Uses,” the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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

Affiliated Capital and Debt Transactions
For the years ended December 31, 2023 and 2022, excluding acquisitions, MetLife, Inc. invested a net amount of $531 million and $14 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $305 million and $95 million at December 31, 2023 and 2022, respectively.
Debt Repayments
MetLife, Inc. intends to repay, redeem or refinance, in whole or in part, all the debt that is due in 2024.
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2023:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2024	$1,000	3.60%
2024	$446	5.38%
2025	$500	3.00%
2025	$500	3.60%
2026	$179	0.50%
2029 - 2054	$11,997	Ranging from 0.77% - 6.50%
Affiliated:
2025	$250	7.45%
2026	$113	1.64%
2026	$97	1.61%
2026	$87	1.59%
2028 - 2031	$1,038	Ranging from 1.72% to 2.16%
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
Any of these financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using average foreign currency exchange rates. The current year period is translated using the current period average foreign currency exchange rates. The prior year periods are translated using the average foreign currency exchange rates of their subsequent year, respectively.
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

Adjusted earnings is defined as adjusted revenues less adjusted expenses, net of income tax. Adjusted loss is defined as negative adjusted earnings. Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For additional information relating to adjusted earnings, see “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
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
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “— Risk Management— Economic Capital.” Allocated equity excludes the impact of AOCI other than FCTA.
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

•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2023 and 2022 is provided below.
•For further detail relating to total adjusted revenues and total adjusted expenses, as set forth in “— Results of Operations — Segment Results and Corporate & Other,” see total revenues and total expenses, respectively, within the tables in “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2023	2022
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,183	$4,428
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	—	1,000
Add: Capital contributions to subsidiaries	(450)	(5)
Add: Returns of capital from subsidiaries	6	8
Add: Repayments on and (issuances of) loans to subsidiaries, net	(210)	(60)
Add: Investment portfolio and derivatives changes and other, net	(10)	(199)
MetLife, Inc. (parent company only) free cash flow	3,519	5,172
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,748	1,410
Add: Capital contributions to subsidiaries	(9)	(87)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(107)	(5)
Add: Other expenses	(647)	(656)
Add: Dividends and returns of capital to MetLife, Inc.	(2,032)	(1,434)
Add: Investment portfolio and derivative changes and other, net	160	266
Total other MetLife, Inc. holding companies free cash flow	113	(506)
Free cash flow of all holding companies	$3,632	$4,666

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,183	$4,428
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$1,380	$5,099
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	303%	87%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$3,632	$4,666
Consolidated adjusted earnings available to common shareholders (2)	$5,525	$5,793
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	66%	81%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of $113 million and ($506) million for the years ended December 31, 2023 and 2022, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 311% and 77%, respectively.

(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2023 was negatively impacted by notable items related to litigation reserves and settlement costs of ($76) million, net of income tax, offset by actuarial assumption review and other insurance adjustments of $14 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2023 would be 65%.
ii) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2022 was positively impacted by notable items related to actuarial assumption review and other insurance adjustments of $89 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2022 would be 82%.
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
Information Security Risk Management
For details on information security risk management see “Cybersecurity.”

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
Interest Rates
Our exposure to interest rate changes results most significantly from our holdings of fixed maturity securities AFS, mortgage loans, derivatives, and our interest rate sensitive liabilities. Fixed maturity securities AFS include U.S. and foreign government bonds, securities issued by government agencies, corporate bonds, mortgage-backed securities and ABS & CLO, all of which are mainly exposed to changes in medium- and long-term interest rates. The interest rate sensitive liabilities for purposes of this disclosure include FPBs, PABs related to certain investment type contracts, debt and MRBs primarily consisting of variable annuities with guaranteed minimum benefits which have the same type of interest rate exposure (medium- and long-term interest rates) as fixed maturity securities AFS. See “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions.”
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
Equity Market
Along with investments in equity securities and FVO securities, we have exposure to equity market risk through certain liabilities that involve long-term guarantees on equity performance, such as MRBs for variable annuities with guaranteed minimum benefits and certain PABs. Equity exposures associated with real estate and limited partnership interests are excluded from this discussion.
Management of Market Risk Exposures
We use a variety of strategies to manage interest rate, foreign currency exchange rate and equity market risk, including the use of derivatives.

Interest Rate Risk Management
To support management of interest rate risk, we perform analysis using various models, including multi-scenario cash flow projection models that forecast cash flows of the liabilities and their supporting investments, including derivatives. These projections involve evaluating the potential gain or loss on most of our in-force business under various increasing and decreasing interest rate environments. The NYDFS regulations require that we perform some of these analyses annually as part of our review of the sufficiency of our regulatory reserves. For several of our legal entities, we maintain segmented operating and surplus asset portfolios for the purpose of ALM and the allocation of investment income to product lines. In the U.S., for each segment, invested assets greater than or equal to the GAAP liabilities, net of certain non-invested assets allocated to the segment, are maintained, with any excess allocated to Corporate & Other. The business segments may reflect differences in legal entity, statutory line of business and any product market characteristic which may drive a distinct investment strategy with respect to duration, liquidity or credit quality of the invested assets. Certain smaller entities make use of unsegmented general accounts for which the investment strategy reflects the aggregate characteristics of liabilities in those entities. We measure relative sensitivities of the value of our assets and liabilities to changes in key assumptions utilizing internal models. These models reflect specific product characteristics and include assumptions based on current and anticipated experience regarding lapse, mortality, morbidity and interest crediting rates. In addition, these models include asset cash flow projections reflecting interest payments, sinking fund payments, principal payments, bond calls, mortgage loan prepayments and defaults.
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
•Foreign Currency Exchange Rate Risk — We use foreign currency swaps, futures, forwards and options to hedge foreign currency exchange rate risk. These hedges are generally used to swap foreign currency denominated bonds, investments in foreign subsidiaries or equity market exposures to U.S. dollars. Our foreign subsidiaries also use these hedges to swap non-local currency assets to local currency assets in order to match liabilities.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2023. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
•the net present values of our interest rate sensitive exposures resulting from a 100-basis point change (increase or decrease) in interest rates;
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
Accordingly, we use such models as tools and not as substitutes for the experience and judgment of our management. Based on our analysis of the impact of a 100-basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices, we have determined that such a change could have a material adverse effect on the estimated fair value of certain assets and liabilities from interest rate, foreign currency exchange rate and equity market exposures.
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2023
(In millions)
Interest rate risk	$8,610
Foreign currency exchange rate risk	$2,322
Equity market risk	$3
The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2023
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Appreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$282,861	$(21,429)	$(8,170)	$(80)
Mortgage loans		$87,753	(2,603)	(757)	—
Other		$48,612	(804)	(1,014)	(57)
Total assets			$(24,836)	$(9,941)	$(137)
Liabilities
Future policy benefits		$196,406	$12,982	$3,670	$(3)
Policyholder account balances		$130,590	3,806	2,791	—
Market risk benefits		$3,179	916	39	(385)
Short-term and long-term debt		$15,740	1,201	130	—
Other		$31,980	420	134	—
Total liabilities			$19,325	$6,764	$(388)
Derivative Instruments
Interest rate	$186,577	$691	$(2,903)	$68	$—
Foreign currency exchange rate	$75,717	$1,674	(154)	790	—
Credit	$15,345	$152	(5)	(4)	—
Equity market	$23,595	$(78)	(37)	1	522
Total derivative instruments			$(3,099)	$855	$522
Net Change			$(8,610)	$(2,322)	$(3)
Prior Year Net Change			$(9,172)	$(2,506)	$—
Increase/(Decrease)			$(562)	$(184)	$3
__________________
(1)The carrying value for FPBs, as reported on the consolidated balance sheets, was used for these sensitivities. See Note 1 of the Notes to the Consolidated Financial Statements for additional details on FPBs.
(2)Separate account assets and liabilities and contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) and associated PABs, which are interest rate sensitive, are not included herein as any interest rate risk is borne by the contractholder.
(3)Does not necessarily represent those financial instruments solely subject to foreign currency exchange rate risk. Separate account assets and liabilities and Unit-linked investments and associated PABs, which are foreign currency exchange rate sensitive, are not included herein as any foreign currency exchange rate risk is borne by the contractholder.
(4)Does not necessarily represent those financial instruments solely subject to equity price risk. Additionally, separate account assets and liabilities and Unit-linked investments and associated PABs, which are equity market sensitive, are not included herein as any equity market risk is borne by the contractholder.
(5)Includes FVO securities.

Item 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements, Notes and Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting and presentation related to long-duration insurance contracts and certain related balances effective January 1, 2023, due to the adoption of Accounting Standards Update No. 2018-12, Financial Services— Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended (“ASU 2018-12”), with a transition date of January 1, 2021. Also see Critical Audit Matters section below.

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

Fixed Maturity Securities Available-for-Sale — Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 11, and 13 to the financial statements

Critical Audit Matter Description

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity. When a price is not available in the active market, from an independent pricing service, or from independent broker quotations, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3.

We have determined that the fair value of Level 3 fixed maturity securities valued using internal matrix pricing or discounted cash flow techniques is a critical audit matter because of the critical judgments made by management. This required complex auditor judgment and an increased extent of effort, including the use of fair value specialists, in performing audit procedures to evaluate the estimate of fair value of these securities.

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

Insurance Liabilities — Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance policies. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions. Management’s estimate of future policy benefits for long-term care insurance in the MetLife Holdings segment was $15,240 million as of December 31, 2023.

Management applies considerable judgment in evaluating actual experience and other information to determine current best estimate assumptions. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include incidence, claim terminations, utilization, premium rate increases and mortality.

We have determined that future policy benefits for long-term care insurance is a critical audit matter because of the significant judgments made by management when estimating future policy benefits liability. This required subjective auditor judgment and an increased extent of effort, including the involvement of actuarial specialists, when performing audit procedures to evaluate the judgments made and the reasonableness of the principal assumptions used in the valuation.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions used to determine the estimate of future policy benefits for long-term care insurance, included, among others, the following:

•We tested the effectiveness of controls over the assumptions used in the valuation of future policy benefits and the effectiveness of controls over the underlying data.

•With the involvement of our actuarial specialists, we:

◦evaluated judgments applied by management in setting principal assumptions, including evaluating the results of experience studies used as the basis for setting those assumptions.

◦evaluated that principal assumptions were applied in the valuation model as intended, on a sample basis.

Market Risk Benefits — Valuation of Market Risk Benefits for MetLife Holdings — Refer to Notes 1, 6 and 13 to the financial statements

Critical Audit Matter Description

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. The Company adopted ASU 2018-12, effective January 1, 2023 with a transition date of January 1, 2021 (see Adoption of New Accounting Standard explanatory paragraph above). As part of the adoption, market risk benefits were required to be measured at fair value, using a full retrospective transition method. Management’s estimates of market risk benefits in the MetLife Holdings segment were $2,878 million in liabilities and $156 million in assets as of December 31, 2023.

Management applies considerable judgment in determining the actuarial and capital market assumptions to be used in the valuation models to estimate the fair value of market risk benefits. In addition, at the transition date, management judgment was involved in estimating the assumptions at contract inception for the market risk benefits not previously accounted for as embedded derivatives. Principal assumptions include mortality, withdrawal, utilization, lapse and implied volatility.

We have identified the valuation of MetLife Holdings’ market risk benefits as a critical audit matter due to the high degree of auditor judgment and an increased extent of effort, including the use of specialists, when performing audit procedures to evaluate the judgments made by management to estimate the fair value of market risk benefits.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over valuation of market risk benefits under ASU 2018-12, including the related methodologies, models and assumptions used for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the principal assumptions

◦developed an independent estimate, on a sample basis, of the market risk benefits and evaluated differences.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 15, 2024

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $184 and $183, respectively); and amortized cost: $300,555 and $306,025, respectively	$281,412	$276,780
Equity securities, at estimated fair value	757	1,684
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,331	9,668
Mortgage loans (net of allowance for credit loss of $721 and $527, respectively)	92,506	83,763
Policy loans	8,788	8,874
Real estate and real estate joint ventures (includes $317 and $299, respectively, under the fair value option)	13,332	13,137
Other limited partnership interests	14,764	14,414
Short-term investments, principally at estimated fair value	6,045	4,935
Other invested assets (net of allowance for credit loss of $23 and $26, respectively; includes $1,993 and $1,926, respectively, of leveraged and direct financing leases; $333 and $326, respectively, relating to variable interest entities)	18,202	20,038
Total investments	446,137	433,293
Cash and cash equivalents, principally at estimated fair value	20,639	20,195
Accrued investment income	3,589	3,446
Premiums, reinsurance and other receivables	28,971	17,364
Market risk benefits, at estimated fair value	286	280
Deferred policy acquisition costs and value of business acquired	20,151	19,653
Current income tax recoverable	190	42
Deferred income tax asset	2,612	2,439
Goodwill	9,236	9,297
Other assets	11,139	11,025
Separate account assets	144,634	146,038
Total assets	$687,584	$663,072
Liabilities and Equity
Liabilities
Future policy benefits	$196,406	$187,222
Policyholder account balances	219,269	210,597
Market risk benefits, at estimated fair value	3,179	3,763
Other policy-related balances	19,736	18,424
Policyholder dividends payable	386	387
Payables for collateral under securities loaned and other transactions	17,524	20,937
Short-term debt	119	175
Long-term debt	15,548	14,647
Collateral financing arrangement	637	716
Junior subordinated debt securities	3,161	3,158
Deferred income tax liability	927	950
Other liabilities	35,805	25,933
Separate account liabilities	144,634	146,038
Total liabilities	657,331	632,947
Contingencies, Commitments and Guarantees (Note 24)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,191,823,651 and 1,189,831,471 shares issued, respectively; 730,821,111 and 779,098,414 shares outstanding, respectively	12	12
Additional paid-in capital	33,690	33,616
Retained earnings	40,146	40,332
Treasury stock, at cost; 461,002,540 and 410,733,057 shares, respectively	(24,591)	(21,458)
Accumulated other comprehensive income (loss)	(19,242)	(22,621)
Total MetLife, Inc.’s stockholders’ equity	30,015	29,881
Noncontrolling interests	238	244
Total equity	30,253	30,125
Total liabilities and equity	$687,584	$663,072
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2023, 2022 and 2021
(In millions, except per share data)

	2023	2022	2021
Revenues
Premiums	$44,283	$48,510	$41,152
Universal life and investment-type product policy fees	5,152	5,225	5,244
Net investment income	19,908	15,916	21,395
Other revenues	2,526	2,630	2,619
Net investment gains (losses)	(2,824)	(1,260)	1,543
Net derivative gains (losses)	(2,140)	(2,251)	(3,257)
Total revenues	66,905	68,770	68,696
Expenses
Policyholder benefits and claims	44,590	49,507	43,118
Policyholder liability remeasurement (gains) losses	(45)	114	(172)
Market risk benefit remeasurement (gains) losses	(994)	(3,674)	(1,237)
Interest credited to policyholder account balances	7,860	3,894	5,571
Policyholder dividends	622	706	880
Other expenses	12,710	11,859	12,018
Total expenses	64,743	62,406	60,178
Income (loss) before provision for income tax	2,162	6,364	8,518
Provision for income tax expense (benefit)	560	1,062	1,642
Net income (loss)	1,602	5,302	6,876
Less: Net income (loss) attributable to noncontrolling interests	24	18	21
Net income (loss) attributable to MetLife, Inc.	1,578	5,284	6,855
Less: Preferred stock dividends	198	185	195
Preferred stock redemption premium	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,380	$5,099	$6,654

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.82	$6.35	$7.71
Diluted	$1.81	$6.30	$7.65
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Net income (loss)	$1,602	$5,302	$6,876
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	10,325	(56,497)	(12,840)
Deferred gains (losses) on derivatives	(1,811)	(85)	137
Future policy benefits discount rate remeasurement gains (losses)	(4,361)	31,804	10,102
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(102)	(219)	257
Foreign currency translation adjustments	296	(1,238)	(1,266)
Defined benefit plans adjustment	(88)	279	328
Other comprehensive income (loss), before income tax	4,259	(25,956)	(3,282)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(898)	5,779	519
Other comprehensive income (loss), net of income tax	3,361	(20,177)	(2,763)
Comprehensive income (loss)	4,963	(14,875)	4,113
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	6	11	24
Comprehensive income (loss) attributable to MetLife, Inc.	$4,957	$(14,886)	$4,089
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2020	$—	$12	$33,812	$36,491	$(13,829)	$18,072	$74,558	$259	$74,817
Cumulative effects of changes in accounting principles, net of income tax				(4,667)		(17,757)	(22,424)		(22,424)
Redemption of preferred stock			(494)				(494)		(494)
Preferred stock redemption premium				(6)			(6)		(6)
Treasury stock acquired in connection with share repurchases					(4,328)		(4,328)		(4,328)
Stock-based compensation			193				193		193
Dividends on preferred stock				(195)			(195)		(195)
Dividends on common stock (declared per share of $1.900)				(1,647)			(1,647)		(1,647)
Change in equity of noncontrolling interests							—	(16)	(16)
Net income (loss)				6,855			6,855	21	6,876
Other comprehensive income (loss), net of income tax						(2,766)	(2,766)	3	(2,763)
Balance at December 31, 2021	—	12	33,511	36,831	(18,157)	(2,451)	49,746	267	50,013
Treasury stock acquired in connection with share repurchases					(3,301)		(3,301)		(3,301)
Stock-based compensation			105				105		105
Dividends on preferred stock				(185)			(185)		(185)
Dividends on common stock (declared per share of $1.980)				(1,598)			(1,598)		(1,598)
Change in equity of noncontrolling interests							—	(34)	(34)
Net income (loss)				5,284			5,284	18	5,302
Other comprehensive income (loss), net of income tax						(20,170)	(20,170)	(7)	(20,177)
Balance at December 31, 2022	—	12	33,616	40,332	(21,458)	(22,621)	29,881	244	30,125
Treasury stock acquired in connection with share repurchases (includes $30 million of excise tax)					(3,133)		(3,133)		(3,133)
Stock-based compensation			74				74		74
Dividends on preferred stock				(198)			(198)		(198)
Dividends on common stock (declared per share of $2.060)				(1,566)			(1,566)		(1,566)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,578			1,578	24	1,602
Other comprehensive income (loss), net of income tax						3,379	3,379	(18)	3,361
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$1,602	$5,302	$6,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	718	673	694
Amortization of premiums and accretion of discounts associated with investments, net	(1,332)	(992)	(874)
(Gains) losses on investments and from sales of businesses, net	2,800	1,260	(1,543)
(Gains) losses on derivatives, net	3,259	4,150	4,676
(Income) loss from equity method investments, net of dividends or distributions	1,090	505	(3,051)
Interest credited to policyholder account balances	7,970	3,771	5,628
Universal life and investment-type product policy fees	(4,031)	(3,969)	(3,663)
Change in contractholder-directed equity securities and fair value option securities	(539)	1,671	(231)
Change in accrued investment income	(194)	(357)	(11)
Change in premiums, reinsurance and other receivables	(1,952)	299	362
Change in market risk benefits	(658)	(3,347)	(839)
Change in deferred policy acquisition costs and value of business acquired, net	(660)	(800)	(708)
Change in income tax	(1,177)	198	856
Change in other assets	(124)	138	(1,008)
Change in insurance-related liabilities and policy-related balances	4,637	3,937	5,002
Change in other liabilities	2,115	360	68
Other, net	197	245	113
Net cash provided by (used in) operating activities	13,721	13,044	12,347
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	58,816	88,937	88,839
Equity securities	1,018	873	708
Mortgage loans	8,505	10,779	19,183
Real estate and real estate joint ventures	143	1,096	1,285
Other limited partnership interests	915	1,615	777
Short-term investments	13,117	14,094	20,871
Purchases and originations of:
Fixed maturity securities available-for-sale	(63,460)	(82,956)	(97,368)
Equity securities	(73)	(1,368)	(451)
Mortgage loans	(8,795)	(16,403)	(14,961)
Real estate and real estate joint ventures	(1,057)	(1,208)	(1,375)
Other limited partnership interests	(1,670)	(2,674)	(3,227)
Short-term investments	(14,000)	(11,741)	(24,148)
Cash received in connection with freestanding derivatives	3,145	4,524	3,453
Cash paid in connection with freestanding derivatives	(5,662)	(7,793)	(7,990)
Sales of businesses, net of cash and cash equivalents disposed of $0, $67 and $611, respectively	—	590	3,270
Purchases of investments in operating joint ventures	—	(240)	—
Net change in policy loans	34	104	228
Net change in other invested assets	(1,079)	(786)	(235)
Other, net	(143)	(63)	(46)
Net cash provided by (used in) investing activities	$(10,246)	$(2,620)	$(11,187)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Cash flows from financing activities
Policyholder account balances - deposits	$95,587	$103,901	$97,206
Policyholder account balances - withdrawals	(90,876)	(98,591)	(93,130)
Payables for collateral under securities loaned and other transactions:
Net change in payables for collateral under securities loaned and other transactions	(3,283)	(10,730)	1,883
Cash paid for other transactions with tenors greater than three months	—	—	(100)
Long-term debt issued	1,989	1,013	29
Long-term debt repaid	(1,035)	(85)	(582)
Collateral financing arrangement repaid	(79)	(50)	(79)
Derivatives with certain financing elements and other derivative related transaction, net	(74)	(61)	270
Proceeds from mortgage loan secured financing	682	—	—
Repayments of mortgage loan secured financing	(845)	—	—
Treasury stock acquired in connection with share repurchases	(3,103)	(3,326)	(4,303)
Redemption of preferred stock	—	—	(494)
Preferred stock redemption premium	—	—	(6)
Dividends on preferred stock	(198)	(185)	(195)
Dividends on common stock	(1,566)	(1,598)	(1,647)
Other, net	(139)	(236)	22
Net cash provided by (used in) financing activities	(2,940)	(9,948)	(1,126)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(91)	(397)	(478)
Change in cash and cash equivalents	444	79	(444)
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of year	20,195	20,116	20,560
Cash and cash equivalents, including subsidiaries held-for-sale, end of year	$20,639	$20,195	$20,116
Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$69	$765
Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$69
Cash and cash equivalents, beginning of year	$20,195	$20,047	$19,795
Cash and cash equivalents, end of year	$20,639	$20,195	$20,047
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$989	$905	$914
Income tax	$1,833	$1,056	$1,102
Non-cash transactions:
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$8,984	$—	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$2,749	$8,707	$423
Mortgage loans disposed of in connection with a reinsurance transaction	$196	$—	$—
Equity securities received due to in-kind distributions from other limited partnership interests	$77	$96	$380
Real estate and real estate joint ventures acquired in satisfaction of debt	$32	$495	$174
Other invested assets reclassified to contractholder-directed equity securities and fair value option securities	$—	$—	$309
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2023, MetLife reorganized from five segments into the following six segments to reflect changes in management’s responsibilities: Group Benefits; Retirement and Income Solutions (“RIS”); Asia; Latin America; Europe, the Middle East and Africa (“EMEA”) and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 2 for further information on the Company’s segments and Corporate & Other.
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
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021 (the “Transition Date”). Adoption of LDTI impacted the Company’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these consolidated financial statements which were previously presented, have been revised to conform with the current year accounting and presentation under LDTI. Disclosures as of the Transition Date are reflected in summary within “— Recent Accounting Pronouncements — Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts,” and in further detail (at the disaggregated level) within Notes 4, 5, 6 and 8.
Consolidation
The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting, unless the fair value option (“FVO”) is applied for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Held-for-Sale
The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the business first meets all the criteria to be classified as held-for-sale and in each reporting period thereafter until sold. See Note 3. If a component of the Company has either been disposed of or is classified as held-

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company reports separately, as separate account assets and liabilities, investments held in separate accounts and corresponding policyholder liabilities of the same amount if all of the following criteria are met:
•such separate accounts are legally recognized;
•assets supporting the contract liabilities are legally insulated from the Company’s general account liabilities;
•investment objectives are directed by the contractholder; and
•all investment performance, net of contract fees and assessments, is passed through to the contractholder.
The Company reports separate account assets at their fair value which is based on the estimated fair values of the underlying assets comprising the individual separate account portfolios. Investment performance (including investment income, net investment gains (losses) and changes in unrealized gains (losses)) and the corresponding amounts credited to contractholders of such separate accounts are offset within the same line on the statements of operations. Separate accounts credited with a contractual investment return are not reported as separate account assets and liabilities and are combined on a line-by-line basis with the Company’s general account assets, liabilities, revenues and expenses and the accounting for these investments is consistent with the methodologies described herein for similar financial instruments held within the general account. Unit-linked separate account investments that are directed by contractholders but do not meet one or more of the other above criteria are included in contractholder-directed equity securities with the corresponding liability included in policyholder account balances (“PABs”) on the balance sheets. Investment performance is reported within net investment income and a corresponding amount reported as interest credited to PABs in the statements of operations.
The Company’s revenues reflect fees charged to the separate accounts, including mortality charges, risk charges, policy administration fees, investment management fees and surrender charges. Such fees are included in universal life and investment-type product policy fees on the statements of operations.
Revisions
The Company originates mortgage loans and in certain cases transfers proportional rights to cash flows of mortgage loans to third parties. These transactions were previously accounted for by the Company as sales of portions of the related mortgage loans. During the second quarter of 2023, management determined that certain of these pre-existing transactions did not meet the criteria for sale accounting and recorded an adjustment to reflect those transfers as secured borrowings. This adjustment did not result in changes to the Company’s economic exposure or key financial reporting metrics. Based on management’s assessment of both quantitative and qualitative factors, the error correction was not material to the Company’s current period or prior period financial statements and prior periods have not been revised.
Summary of Significant Accounting Policies
The following table presents the Company’s significant accounting policies with cross-references to the notes which provide additional information on such policies.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Accounting Policy	Note
Future Policy Benefit Liabilities	4
Policyholder Account Balances	5
Market Risk Benefits	6
Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	8
Reinsurance	9
Investments	11
Derivatives	12
Fair Value	13
Goodwill	15
Employee Benefit Plans	21
Income Tax	22
Litigation Contingencies	24
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to most whole and term life & endowment products, accident & health, fixed annuities, pension risk transfers, structured settlements, institutional income annuities and long-term care products. Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfers and longevity reinsurance solutions contracts, each of which is generally considered its own cohort. Contracts from different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized, where net premiums (i.e., the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses) are accrued each period as FPBs. The NPR used to accrue the FPB in each period is determined by using the historical and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical and present value of expected future gross premiums for the cohort.
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the Transition Date or inception (for contracts sold after the Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR based on experience at the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the Transition Date for contracts issued prior to the Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the Transition Date, the upper-medium grade discount rate used for interest accretion is locked-in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
The Company generally interprets the upper-medium grade discount rate to be a rate comparable to that of a corporate single A rate that reflects the duration characteristics of the liability. The upper-medium grade discount rate is determined by using observable market data, including published upper-medium grade discount curves. In situations where market data for an upper-medium grade discount curve is not available (e.g., in certain foreign jurisdictions), spreads are applied to adjust the available observable market data to an upper-medium grade discount curve. The last liquid point on the upper-medium grade discount curve for each jurisdiction grades to an ultimate forward rate, which is derived using assumptions of economic growth, inflation, and a long-term upper-medium grade spread.
The table below summarizes the market data and spreads applied to determine the upper-medium grade discount rate for products issued in key jurisdictions that are included in the disaggregated rollforwards in Note 4.

Disaggregated rollforwards	Jurisdiction	Observable base curve	Spread applied to derive upper-medium grade discount rate
RIS Annuities, MetLife Holdings Long-term Care	United States	Single A curve	No spread applied as there is an observable single A base discount curve.
Asia - Whole and Term Life & Endowments, Asia - Accident & Health	Japan	Japanese government bond yield
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
There are few public corporate bonds denominated in Mexican pesos with a credit rating higher than sovereign bonds. Therefore a spread is applied based on local corporate bond yields to approximate a single A equivalent bond.

For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes a FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefits and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income or OCI, depending on whether the flooring relates to the FPB discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
Traditional Participating Products
The Company establishes FPBs for traditional participating contracts in the U.S., which include whole and term life participating contracts in both the open and closed block using a net premium approach, similar to traditional non-participating contracts. However, for participating contracts, the discount rate and actuarial assumptions are locked-in at inception, include a provision for adverse deviation, and all changes in the associated FPBs are reported within policyholder benefits and claims. See Note 10 for additional information on the closed block. For traditional participating contracts, the Company reviews its estimates of actuarial liabilities for future benefits and compares them with current best estimate assumptions. The Company revises estimates, to increase FPBs, if the Company determines that the liabilities previously established for future benefit payments less future expected net premiums in the aggregate for this line of business prove inadequate.
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
The resulting adjustments are recorded as policyholder liability remeasurement (gains) losses in the statement of operations reflecting the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at the end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
For annuitization benefits, future benefits expected to be paid during the annuitization phase are discounted using an upper-medium grade discount rate to determine the excess benefit upon annuitization. The discount rate is not locked in for expected annuitization benefits, and is required to be updated quarterly, consistent with other components of the annuitization benefit cash flows. Changes in the discount rate applied to the future annuitization payments are reflected in policyholder benefits and claims within the statement of operations.
Premium Deficiency Reserves
Premium deficiency reserves may be established for short-duration contracts to provide for expected future losses and certain expenses that exceed unearned premiums. These reserves are based on actuarial estimates of the amount of loss inherent in that period, including losses incurred for which claims have not been reported. The provisions for unreported claims are calculated using studies that measure the historical length of time between the incurred date of a claim and its eventual reporting to the Company. For universal life-type and certain participating contracts, a premium deficiency reserve may be established when existing contract liabilities, together with the present value of future fees and/or premiums, are not sufficient to cover the present value of future benefits and settlement costs. Anticipated investment income is also considered in the calculations of premium deficiency reserves for short-duration contracts, as well as universal life-type and certain participating contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Policyholder Account Balances
PABs represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder, interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for structured settlement and institutional income annuities, and certain other contracts, that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and subsequently protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
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
The UREV liability relates to universal life and investment-type products and represents policy charges for services to be provided in future periods. The charges are deferred as UREV and amortized on a basis consistent with the methodologies and assumptions used for amortizing deferred policy acquisition costs (“DAC”) for the related contracts. Changes in the UREV liability for each period (representing deferrals less amortization) are reported in universal life and investment-type product policy fees.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
See “— Deferred Policy Acquisition Costs, Value of Business Acquired and Other Intangibles” for a discussion of negative VOBA.
Recognition of Insurance Revenues and Deposits
Premiums related to long-duration whole and term life & endowment products, individual accident & health, disability, individual and group fixed annuities (including pension risk transfers, certain structured settlements, and certain income annuities), long-term care and participating products are recognized as revenues when due from policyholders. Policyholder benefits and expenses are provided to recognize profits over the estimated lives of the insurance policies. When premiums are due over a significantly shorter period than the period over which benefits are provided, any excess profit is deferred as a DPL and recognized into earnings in a constant relationship to insurance in-force or, for annuities, the present value of expected future policy benefit payments.
Premiums related to short-duration group term life, dental, disability, accident & health, vision and credit insurance contracts are recognized on a pro rata basis over the applicable contract term. Unearned premiums, representing the portion of premium written related to the unexpired coverage, are reflected as liabilities until earned.
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
DAC and VOBA for most long-duration products are amortized on a constant-level basis that approximates straight-line amortization on an individual contract basis. The DAC and VOBA related to RIS annuities are amortized over expected benefit payments, and for all other long-duration products are generally amortized in proportion to policy count. For short-duration products, DAC and VOBA are amortized in proportion to actual and expected future earned premiums.
DAC and VOBA are aggregated on the financial statements for reporting purposes. Amortization of DAC and VOBA is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of deferred sales inducements (“DSI”) is included in policyholder benefits and claims. DSI assets were $146 million and $133 million at December 31, 2023 and 2022, respectively.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the amounts paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent accounting for in-force blocks and new business assumed is the same as if the business was directly sold by the Company.
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
Premiums, fees, policyholder liability remeasurement (gains) losses, and policyholder benefits and claims include amounts assumed under reinsurance agreements and are net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes; (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for Unit-linked investments (defined below) and FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL includes both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and leveraged and direct financing leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain other limited partnership interests and real estate joint ventures.
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
Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Changes in the estimated fair value of these securities not recognized in earnings representing unrecognized unrealized investment gains (losses) are recorded as a separate component of OCI, net of policy-related amounts and

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See Note 11 “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products.” The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in Note 11 “— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss.”
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO securities (collectively, “Unit-linked and FVO securities”) are investments for which the FVO has been elected, or which are otherwise required to be carried at estimated fair value, and include:
•contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account summary total assets and liabilities. These investments are primarily equity securities (including mutual funds). The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs; and
•fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Mortgage Loans
The Company may originate or acquire mortgage loans and in certain cases transfer an interest to third parties under participation agreements. The Company accounts for transfers of an interest in a mortgage loan as sales if the transfers meet both the conditions of a participating interest and the conditions for sale accounting. A mortgage transfer that does not meet these conditions is recognized as a secured borrowing with a pledge of collateral.
The Company disaggregates its mortgage loan investments into three portfolio segments: commercial, agricultural and residential. Also included in commercial mortgage loans are revolving line of credit loans collateralized by commercial properties. The accounting policies that are applicable to all portfolio segments are presented below and the accounting policies related to each of the portfolio segments are included in Note 11.
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on financing receivables carried at amortized cost, including, but not limited to, mortgage loans, in an amount that represents the portion of the amortized cost basis of such financing receivables that the Company does not expect to collect, resulting in financing receivables being presented at the net amount expected to be collected.
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
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis, without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability when the carrying value of the real estate is less than its estimated fair value and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value, which is generally computed using the present value of expected future cash flows discounted at a rate commensurate with the underlying risks.

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
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for an investee when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes its share of the investee's earnings within net investment income. Contributions paid by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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
The Company consolidates real estate joint ventures and other limited partnership interests of which it holds a controlling financial interest, or it is deemed the primary beneficiary of a VIE. Assets of certain consolidated real estate joint ventures and other limited partnership interests are initially recorded at estimated fair value. The Company elects the FVO for certain real estate joint ventures that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for real estate joint ventures and other limited partnership interests recorded at estimated fair value are recognized in net investment income.
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
•Net investment in direct financing leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL. Income is recognized by applying the pre-tax internal rate of return to the investment balance. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments. Certain direct financing leases are linked to inflation.
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
•Company-owned life insurance policies (“COLI”) are carried at cash surrender value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
•Tax credit and renewable energy partnerships which derive a significant source of investment return in the form of income tax credits or other tax incentives. The Company accounts for its tax credit and renewable energy investments under the equity method. See Note 22.
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.
•Net investment in leveraged leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, less ACL and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
•the contract or contract feature does not meet the definition of a MRB;
•the combined instrument is not accounted for in its entirety at estimated fair value with changes in estimated fair value recorded in earnings;
•the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract; and
•a separate instrument with the same terms as the embedded derivative would qualify as a derivative instrument.
Such embedded derivatives are carried on the balance sheet at estimated fair value with the host contract and changes in their estimated fair value are reported in net derivative gains (losses). If the Company is unable to properly identify and measure an embedded derivative for separation from its host contract, the entire contract is carried on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income. Additionally, the Company may elect to carry an entire contract on the balance sheet at estimated fair value, with changes in estimated fair value recognized in the current period in net investment gains (losses) or net investment income if that contract contains an embedded derivative that requires bifurcation.
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
Litigation Contingencies
The Company is a defendant in a large number of litigation matters and is involved in a number of regulatory investigations. Liabilities are established when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Except as otherwise disclosed in Note 24, legal costs are recognized as incurred. On a quarterly and annual basis, the Company reviews relevant information with respect to liabilities for litigation, regulatory investigations and litigation-related contingencies to be reflected on the Company’s consolidated financial statements.
Other Accounting Policies
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans, subject to vesting conditions. The Company recognizes compensation expense in an amount fixed at grant date or remeasured quarterly as described in Note 19. The Company generally recognizes this expense over the vesting period. However, the Company truncates the expense period to the date the employee attained age-and-service criteria to exercise or receive payment for the award regardless of continued employment. In such a case, the Company does not accelerate award exercise or payment timing. The Company also takes an estimation of forfeitures into account.

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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Included in property and equipment are capitalized costs related to purchased software, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from four to 40 years. Leasehold improvements are amortized over the shorter of the useful life or remaining lease term up to 20 years. The cost basis of the property, equipment and leasehold improvements was $7.3 billion and $6.9 billion at December 31, 2023 and 2022, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $4.8 billion and $4.4 billion at December 31, 2023 and 2022, respectively. Related depreciation and amortization expense was $470 million, $423 million and $426 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company recognized leasehold improvement impairment charges of $0, $3 million, and $45 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for vision fee for service arrangements, prepaid legal plans, fee-based investment management, recordkeeping and administrative services, and administrative services-only contracts. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents a summary of the Transition Date impacts associated with the implementation of LDTI to the consolidated balance sheet:

	Premiums, Reinsurance and Other Receivables	Deferred Policy Acquisition Costs and Value of Business Acquired	Other Assets	Future Policy Benefits	Policyholder Account Balances	Other Policy-related Balances	Market Risk Benefit Liabilities	Deferred Income Tax Liability	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	(In millions)
Balances as reported, December 31, 2020	$17,870	$16,389	$11,685	$206,656	$205,176	$17,101	$—	$11,008	$36,491	$18,072
Reclassification of carrying amounts of contracts and contract features that are market risk benefits and adjustment to negative VOBA as a result of the full retrospective application of MRB guidance	(59)	—	—	(1,818)	(958)	(72)	2,789	—	—	—
Adjustments for the difference between previous carrying amounts and fair value measurements for market risk benefits	(12)	—	—	—	—	—	5,112	(1,079)	(4,121)	76
Removal of related amounts in accumulated other comprehensive income	—	4,007	42	(7,911)	—	1,043	—	2,405	—	8,512
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	32	—	—	719	—	—	—	(160)	(527)	—
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	351	—	—	34,119	—	—	—	(7,438)	—	(26,330)
Adjustments for the cumulative effect of adoption on additional insurance assets and liabilities	19	—	—	83	—	—	—	(13)	(42)	(9)
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(32)	21	15	(7,490)	7,519	(40)	—	—	23	(6)
Balances as adjusted, January 1, 2021	$18,169	$20,417	$11,742	$224,358	$211,737	$18,032	$7,901	$4,723	$31,824	$315

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
At the Transition Date, the impacts to the financial statements of the full retrospective approach for MRBs include the following:
•The amounts previously recorded for these contracts within additional insurance liabilities, embedded derivatives, and other insurance liabilities were reclassified to MRB liabilities and negative VOBA was adjusted as a result of the full retrospective application of MRB guidance;
•The difference between the fair value of the MRBs and the previously recorded carrying value at the Transition Date, excluding the cumulative effect of changes in nonperformance risk of the Company, was recorded as an adjustment to the opening balance of retained earnings;
•The cumulative effect of changes in nonperformance risk between the contract issue date and the Transition Date was recorded as an adjustment to opening AOCI as of the Transition Date; and
•Corresponding reinsured MRB balances were established at the Transition Date, with changes in counterparty credit risk recorded in opening retained earnings as of the Transition Date and are classified within premiums, reinsurance and other receivables.
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
Other balance sheet reclassifications and adjustments at LDTI adoption (See Notes 4,5 and 8)
Individual income annuities reclassification
Prior to the Transition Date, the Company classified all structured settlement and institutional income annuity products within FPBs. While the pre-LDTI GAAP reserving model was the same for these products, upon transition to LDTI, the reserving model for a subset of these products changed, requiring the Company to reclassify $7.4 billion of FPBs to PABs at the Transition Date.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statement of operations:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Revenues
Premiums	$49,397	$(887)	$48,510	$42,009	$(857)	$41,152
Universal life and investment-type product policy fees	$5,585	$(360)	$5,225	$5,756	$(512)	$5,244
Other revenues	$2,634	$(4)	$2,630	$2,619	$—	$2,619
Net investment gains (losses)	$(1,262)	$2	$(1,260)	$1,529	$14	$1,543
Net derivative gains (losses)	$(2,372)	$121	$(2,251)	$(2,228)	$(1,029)	$(3,257)
Total revenues	$69,898	$(1,128)	$68,770	$71,080	$(2,384)	$68,696
Expenses
Policyholder benefits and claims	$50,612	$(1,105)	$49,507	$43,954	$(836)	$43,118
Policyholder liability remeasurement (gains) losses	$—	$114	$114	$—	$(172)	$(172)
Market risk benefit remeasurement (gains) losses	$—	$(3,674)	$(3,674)	$—	$(1,237)	$(1,237)
Interest credited to policyholder account balances	$3,692	$202	$3,894	$5,538	$33	$5,571
Policyholder dividends	$701	$5	$706	$876	$4	$880
Other expenses	$12,034	$(175)	$11,859	$12,586	$(568)	$12,018
Total expenses	$67,039	$(4,633)	$62,406	$62,954	$(2,776)	$60,178
Income (loss) before provision for income tax	$2,859	$3,505	$6,364	$8,126	$392	$8,518
Provision for income tax expense (benefit)	$301	$761	$1,062	$1,551	$91	$1,642
Net income (loss)	$2,558	$2,744	$5,302	$6,575	$301	$6,876
Net income (loss) attributable to noncontrolling interests	$19	$(1)	$18	$21	$—	$21
Net income (loss) attributable to MetLife, Inc.	$2,539	$2,745	$5,284	$6,554	$301	$6,855
Net income (loss) available to MetLife, Inc.'s common shareholders	$2,354	$2,745	$5,099	$6,353	$301	$6,654
Net income (loss) available to MetLife, Inc.'s common shareholders per common share:
Basic	$2.93	$3.42	$6.35	$7.36	$0.35	$7.71
Diluted	$2.91	$3.39	$6.30	$7.31	$0.34	$7.65

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of comprehensive income:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Net income (loss)	$2,558	$2,744	$5,302	$6,575	$301	$6,876
Unrealized investment gains (losses), net of related offsets	$(47,831)	$(8,666)	$(56,497)	$(8,171)	$(4,669)	$(12,840)
Future policy benefits discount rate remeasurement gains (losses)	$—	$31,804	$31,804	$—	$10,102	$10,102
Market risk benefits instrument-specific credit risk remeasurement gains (losses)	$—	$(219)	$(219)	$—	$257	$257
Foreign currency translation adjustments	$(1,242)	$4	$(1,238)	$(1,306)	$40	$(1,266)
Other comprehensive income (loss), before income tax	$(48,879)	$22,923	$(25,956)	$(9,012)	$5,730	$(3,282)
Income tax (expense) benefit related to items of other comprehensive income (loss)	$10,871	$(5,092)	$5,779	$1,862	$(1,343)	$519
Other comprehensive income (loss), net of income tax	$(38,008)	$17,831	$(20,177)	$(7,150)	$4,387	$(2,763)
Comprehensive income (loss)	$(35,450)	$20,575	$(14,875)	$(575)	$4,688	$4,113
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	$13	$(2)	$11	$24	$—	$24
Comprehensive income (loss) attributable to MetLife, Inc.	$(35,463)	$20,577	$(14,886)	$(599)	$4,688	$4,089

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of equity:

	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Retained Earnings
Balance at December 31, 2020	$36,491	$—	$36,491
Cumulative effects of changes in accounting principles, net of income tax	$—	$(4,667)	$(4,667)
Net income (loss)	$6,554	$301	$6,855
Balance at December 31, 2021	$41,197	$(4,366)	$36,831
Net income (loss)	$2,539	$2,745	$5,284
Balance at December 31, 2022	$41,953	$(1,621)	$40,332
Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$18,072	$—	$18,072
Cumulative effects of changes in accounting principles, net of income tax	$—	$(17,757)	$(17,757)
Other comprehensive income (loss), net of income tax	$(7,153)	$4,387	$(2,766)
Balance at December 31, 2021	$10,919	$(13,370)	$(2,451)
Other comprehensive income (loss), net of income tax	$(38,002)	$17,832	$(20,170)
Balance at December 31, 2022	$(27,083)	$4,462	$(22,621)
Total MetLife, Inc.’s Stockholders’ Equity
Balance at December 31, 2020	$74,558	$—	$74,558
Cumulative effects of changes in accounting principles, net of income tax	$—	$(22,424)	$(22,424)
Net income (loss)	$6,554	$301	$6,855
Other comprehensive income (loss), net of income tax	$(7,153)	$4,387	$(2,766)
Balance at December 31, 2021	$67,482	$(17,736)	$49,746
Net income (loss)	$2,539	$2,745	$5,284
Other comprehensive income (loss), net of income tax	$(38,002)	$17,832	$(20,170)
Balance at December 31, 2022	$27,040	$2,841	$29,881
Noncontrolling Interests
Balance at December 31, 2021	$267	$—	$267
Change in equity of noncontrolling interests	$(33)	$(1)	$(34)
Net income (loss)	$19	$(1)	$18
Other comprehensive income (loss), net of income tax	$(6)	$(1)	$(7)
Balance at December 31, 2022	$247	$(3)	$244
Total Equity
Balance at December 31, 2020	$74,817	$—	$74,817
Cumulative effects of changes in accounting principles, net of income tax	$—	$(22,424)	$(22,424)
Net income (loss)	$6,575	$301	$6,876
Other comprehensive income (loss), net of income tax	$(7,150)	$4,387	$(2,763)
Balance at December 31, 2021	$67,749	$(17,736)	$50,013
Change in equity of noncontrolling interests	$(33)	$(1)	$(34)
Net income (loss)	$2,558	$2,744	$5,302
Other comprehensive income (loss), net of income tax	$(38,008)	$17,831	$(20,177)
Balance at December 31, 2022	$27,287	$2,838	$30,125

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
The following table presents the effects of the retrospective application of the adoption of the new LDTI accounting guidance to the Company’s previously reported consolidated statements of cash flows:

	December 31,
	2022			2021
	As Previously Reported	Adoption Adjustment	Post Adoption	As Previously Reported	Adoption Adjustment	Post Adoption
	(In millions)
Cash flows from operating activities
Net income (loss)	$2,558	$2,744	$5,302	$6,575	$301	$6,876
Amortization of premiums and accretion of discounts associated with investments, net	$(960)	$(32)	$(992)	$(855)	$(19)	$(874)
(Gains) losses on investments and from sales of businesses, net	$1,262	$(2)	$1,260	$(1,529)	$(14)	$(1,543)
(Gains) losses on derivatives, net	$4,317	$(167)	$4,150	$4,190	$486	$4,676
Interest credited to policyholder account balances	$3,737	$34	$3,771	$5,490	$138	$5,628
Universal life and investment-type product policy fees	$(3,970)	$1	$(3,969)	$(3,638)	$(25)	$(3,663)
Change in premiums, reinsurance and other receivables	$256	$43	$299	$389	$(27)	$362
Change in market risk benefits	$—	$(3,347)	$(3,347)	$—	$(839)	$(839)
Change in deferred policy acquisition costs and value of business acquired, net	$(568)	$(232)	$(800)	$(106)	$(602)	$(708)
Change in income tax	$(591)	$789	$198	$598	$258	$856
Change in other assets	$27	$111	$138	$(681)	$(327)	$(1,008)
Change in insurance-related liabilities and policy-related balances	$4,058	$(121)	$3,937	$4,553	$449	$5,002
Change in other liabilities	$341	$19	$360	$71	$(3)	$68
Other, net	$245	$—	$245	$138	$(25)	$113
Net cash provided by (used in) operating activities	$13,204	$(160)	$13,044	$12,596	$(249)	$12,347
Cash flows from financing activities
Policyholder account balances - deposits	$103,036	$865	$103,901	$96,367	$839	$97,206
Policyholder account balances - withdrawals	$(97,886)	$(705)	$(98,591)	$(92,540)	$(590)	$(93,130)
Net cash provided by (used in) financing activities	$(10,108)	$160	$(9,948)	$(1,375)	$249	$(1,126)

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
The new guidance has reduced the complexity involved with evaluating and accounting for certain loan modifications. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements, other than expanded disclosures in Note 11.

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

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2023 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments in this update require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in the ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss on an annual and interim basis;
(ii) disclosures on an amount for other segment items by reportable segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss;
(iii) providing all annual disclosures on a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and
(iv) specifying the title and position of the CODM.
Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, to be applied on a retrospective basis unless it is impracticable (with early adoption permitted).
The Company is evaluating the impact of the guidance on its annual disclosures to be included in its 2024 consolidated financial statements and interim condensed consolidated financial statements to be issued thereafter.

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
Effective January 1, 2024, the Company will elect to account for its tax equity investments using the proportional amortization method if certain criteria are met. The adoption of the proportional amortization method will be applied on a modified retrospective basis and the Company estimates that the January 1, 2024 transition date impact from adoption will result in a decrease to total equity not to exceed $250 million, net of income tax.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information
In the fourth quarter of 2023, MetLife reorganized from five segments into the following six segments to reflect changes in management’s responsibilities: Group Benefits, RIS, Asia, Latin America, EMEA and MetLife Holdings. The Group Benefits and RIS businesses were previously reported as the U.S. segment. These changes were applied retrospectively and did not have an impact on prior period total consolidated net income (loss) or adjusted earnings. In addition, the Company continues to report certain of its results of operations in Corporate & Other.
Group Benefits
The Group Benefits segment, based in the U.S., offers a broad range of products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include term, variable and universal life insurance, dental, group and individual disability, vision and accident & health insurance.
RIS
The RIS segment, based in the U.S., offers a broad range of life and annuity-based insurance and investment products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include stable value and pension risk transfer products, institutional income annuities, structured settlements, longevity reinsurance solutions, benefit funding solutions and capital markets investment products.
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
EMEA
The EMEA segment offers products to individuals, corporations, other institutions, and their respective employees, which include life insurance, retirement and savings, accident & health insurance and credit insurance.
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets in the United States. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance. It also includes an in-force block of assumed variable annuity guarantees from a third party.
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).

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
•Other revenues include settlements of foreign currency earnings hedges and exclude asymmetrical accounting associated with in-force reinsurance.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to PABs excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments and asymmetrical accounting associated with in-force reinsurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the years ended December 31, 2023, 2022 and 2021 and at December 31, 2023 and 2022. The segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$21,558	$8,248	$5,251	$4,287	$2,016	$2,881	$42	$44,283	$—	$44,283
Universal life and investment-type product policy fees	878	313	1,632	1,398	298	632	1	5,152	—	5,152
Net investment income (1)	1,301	7,803	3,957	1,644	197	4,494	353	19,749	159	19,908
Other revenues	1,493	271	86	42	32	195	412	2,531	(5)	2,526
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2,824)	(2,824)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(2,140)	(2,140)
Total revenues	25,230	16,635	10,926	7,371	2,543	8,202	808	71,715	(4,810)	66,905
Expenses
Policyholder benefits and claims and policyholder dividends	19,164	11,269	4,333	4,094	984	5,350	23	45,217	(5)	45,212
Policyholder liability remeasurement (gains) losses	(28)	(131)	105	(25)	(3)	37	—	(45)	—	(45)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	—	(994)	(994)
Interest credited to policyholder account balances	193	2,887	2,301	426	72	730	—	6,609	1,251	7,860
Capitalization of DAC	(20)	(176)	(1,583)	(651)	(457)	(22)	(8)	(2,917)	—	(2,917)
Amortization of DAC and VOBA	26	49	794	468	348	258	9	1,952	—	1,952
Amortization of negative VOBA	—	—	(22)	—	(4)	—	—	(26)	—	(26)
Interest expense on debt	2	14	—	11	—	13	1,005	1,045	—	1,045
Other expenses	3,796	565	3,158	1,911	1,260	927	946	12,563	93	12,656
Total expenses	23,133	14,477	9,086	6,234	2,200	7,293	1,975	64,398	345	64,743
Provision for income tax expense (benefit)	442	450	558	297	78	176	(407)	1,594	(1,034)	560
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$733	$(760)	5,723
Adjustments to:
Total revenues								(4,810)
Total expenses								(345)
Provision for income tax (expense) benefit								1,034
Net income (loss)								$1,602		$1,602

At December 31, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets (1),(2)	$36,715	$218,587	$157,206	$69,177	$18,596	$148,524	$38,779	$687,584
Separate account assets	$1,159	$53,093	$9,187	$41,320	$4,327	$35,548	$—	$144,634
Separate account liabilities	$1,159	$53,093	$9,187	$41,320	$4,327	$35,548	$—	$144,634
__________________
(1)Net investment income from equity method invested assets represents 0%, 1%, 4%, 1% and 2% of segment net investment income, and equity method invested assets represent 1%, 3%, 6%, 0% and 4% of segment total assets for the Group Benefits, RIS, Asia, Latin America and MetLife Holdings segments, respectively.
(2)Asia segment total assets includes $132.2 billion of assets from the Company’s Japan operations which represents 19% of Company total assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2022	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$21,051	$13,619	$5,563	$3,224	$1,962	$3,066	$(16)	$48,469	$41	$48,510
Universal life and investment-type product policy fees	855	303	1,693	1,175	284	902	2	5,214	11	5,225
Net investment income (1)	1,136	6,204	3,909	1,593	160	4,914	273	18,189	(2,273)	15,916
Other revenues	1,360	392	90	39	35	155	396	2,467	163	2,630
Net investment gains (losses)	—	—	—	—	—	—	—	—	(1,260)	(1,260)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(2,251)	(2,251)
Total revenues	24,402	20,518	11,255	6,031	2,441	9,037	655	74,339	(5,569)	68,770
Expenses
Policyholder benefits and claims and policyholder dividends	19,076	16,163	4,564	3,320	976	5,636	(6)	49,729	484	50,213
Policyholder liability remeasurement (gains) losses	7	(36)	69	(21)	(6)	101	—	114	—	114
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	—	(3,674)	(3,674)
Interest credited to policyholder account balances	143	1,914	2,003	335	71	813	—	5,279	(1,385)	3,894
Capitalization of DAC	(18)	(113)	(1,530)	(494)	(411)	(29)	(8)	(2,603)	(11)	(2,614)
Amortization of DAC and VOBA	26	40	745	410	323	270	9	1,823	8	1,831
Amortization of negative VOBA	—	—	(24)	—	(5)	—	—	(29)	—	(29)
Interest expense on debt	1	8	—	12	—	8	909	938	—	938
Other expenses	3,478	484	3,153	1,520	1,171	953	709	11,468	265	11,733
Total expenses	22,713	18,460	8,980	5,082	2,119	7,752	1,613	66,719	(4,313)	62,406
Provision for income tax expense (benefit)	357	423	658	220	73	254	(343)	1,642	(580)	1,062
Adjusted earnings	$1,332	$1,635	$1,617	$729	$249	$1,031	$(615)	5,978
Adjustments to:
Total revenues								(5,569)
Total expenses								4,313
Provision for income tax (expense) benefit								580
Net income (loss)								$5,302		$5,302

At December 31, 2022	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Total assets (2)	$35,849	$216,370	$148,305	$63,687	$16,860	$148,749	$33,252	$663,072
Separate account assets	$990	$60,040	$8,292	$39,428	$3,314	$33,974	$—	$146,038
Separate account liabilities	$990	$60,040	$8,292	$39,428	$3,314	$33,974	$—	$146,038
__________________
(1)Net investment income from equity method invested assets represents 1%, 6%, 12%, 3% and 6% of segment net investment income for the Group Benefits, RIS, Asia, Latin America and MetLife Holdings segments, respectively.
(2)Asia segment total assets includes $125.1 billion of assets from the Company’s Japan operations which represents 19% of Company total assets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2021	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$20,475	$5,023	$6,421	$2,609	$2,274	$3,333	$35	$40,170	$982	$41,152
Universal life and investment-type product policy fees	829	311	1,626	1,140	387	923	2	5,218	26	5,244
Net investment income (1)	1,160	6,888	5,052	1,271	215	6,385	309	21,280	115	21,395
Other revenues	1,239	299	73	41	47	257	420	2,376	243	2,619
Net investment gains (losses)	—	—	—	—	—	—	—	—	1,543	1,543
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(3,257)	(3,257)
Total revenues	23,703	12,521	13,172	5,061	2,923	10,898	766	69,044	(348)	68,696
Expenses
Policyholder benefits and claims and policyholder dividends	19,807	7,330	5,251	3,155	1,196	6,118	34	42,891	1,107	43,998
Policyholder liability remeasurement (gains) losses	(5)	(31)	(152)	(33)	32	16	—	(173)	1	(172)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	—	(1,237)	(1,237)
Interest credited to policyholder account balances	127	1,550	1,994	249	86	840	—	4,846	725	5,571
Capitalization of DAC	(19)	(95)	(1,601)	(406)	(469)	(31)	(11)	(2,632)	(119)	(2,751)
Amortization of DAC and VOBA	26	37	786	372	361	320	9	1,911	126	2,037
Amortization of negative VOBA	—	—	(28)	—	(7)	—	—	(35)	—	(35)
Interest expense on debt	1	6	—	5	—	5	902	919	1	920
Other expenses	3,177	455	3,388	1,385	1,324	992	562	11,283	564	11,847
Total expenses	23,114	9,252	9,638	4,727	2,523	8,260	1,496	59,010	1,168	60,178
Provision for income tax expense (benefit)	126	678	1,017	60	94	535	(574)	1,936	(294)	1,642
Adjusted earnings	$463	$2,591	$2,517	$274	$306	$2,103	$(156)	8,098
Adjustments to:
Total revenues								(348)
Total expenses								(1,168)
Provision for income tax (expense) benefit								294
Net income (loss)								$6,876		$6,876
__________________
(1)Net investment income from equity method invested assets represents 5%, 26%, 30%, 7% and 26% of segment net investment income for the Group Benefits, RIS, Asia, Latin America and MetLife Holdings segments, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Life insurance	$22,111	$21,728	$22,742
Accident & health insurance	18,014	17,441	17,367
Annuities	10,193	15,657	6,394
Other	1,643	1,539	2,512
Total	$51,961	$56,365	$49,015
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
U.S.	$36,869	$42,250	$34,191
Japan	5,020	5,460	6,183
Other	10,072	8,655	8,641
Total	$51,961	$56,365	$49,015
Revenues derived from one RIS customer were $8.1 billion for the year ended December 31, 2022, which represented 14% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any single customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2023 or 2021.
3. Dispositions
Pending Disposition of MetLife Malaysia
In October 2023, the Company entered into an agreement to sell its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”), each an operating joint venture accounted for under the equity method and recorded to other invested assets. In connection with the anticipated disposal, an expected impairment loss of $136 million, net of income tax, was recorded for the year ended December 31, 2023, and is reflected in net investment gains (losses). MetLife Malaysia’s results are reported in the Asia segment’s adjusted earnings. The transaction is expected to close in 2024 and is subject to regulatory approvals and satisfaction of other closing conditions.
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
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the consolidated statements of operations was $19 million and $50 million for the years ended December 31, 2022 and 2021, respectively.
Disposition of Metropolitan Property and Casualty Insurance Company
In December 2020, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, Metropolitan Property and Casualty Insurance Company and certain of its wholly-owned subsidiaries (collectively, “MetLife P&C”) to Farmers Group, Inc. for $3.9 billion. In addition, the Company and the Farmers Exchanges have established a 10-year strategic partnership through which the Farmers Insurance Group will offer its personal line products on MetLife’s Group Benefits platform which commenced when the transaction closed. In April 2021, the Company completed the sale of MetLife P&C. As a result of the sale, the Company recognized a gain of $1.4 billion ($1.0 billion, net of income tax) in net investment gains (losses) for the year ended December 31, 2021, which includes customary purchase price adjustments recorded after the date of sale.
MetLife P&C income (loss) before provision for income tax as reflected in the consolidated statement of operation was $121 million for the year ended December 31, 2021.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The LDTI transition adjustments related to traditional and limited-payment contracts, DPLs, and additional insurance liabilities, as well as the associated ceded recoverables, as described in Note 1, were as follows at the Transition Date:

	RIS Annuities	Asia Whole and Term Life & Endowments	Asia Accident & Health	Latin America Fixed Annuities	MetLife Holdings Long-Term Care	MetLife Holdings Participating Life	Other Long-Duration	Short-Duration and Other	Total
	(In millions)
Balance, future policy benefits, at December 31, 2020	$66,030	$17,990	$16,330	$8,393	$14,281	$51,148	$19,128	$13,356	$206,656
Removal of additional insurance liabilities for separate presentation (1)	(4)	—	—	—	—	—	(6,561)	—	(6,565)
Subtotal - pre-adoption balance, excluding additional liabilities	66,026	17,990	16,330	8,393	14,281	51,148	12,567	13,356	200,091
Removal of related amounts in AOCI	(5,914)	—	—	(295)	(1,210)	—	(492)	—	(7,911)
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	—	—	—	—	(176)	—	(176)
Adjustment of future policy benefits to remeasure cohorts where net premiums exceed gross premiums under the modified retrospective approach	337	51	154	121	—	—	56	—	719
Effect of remeasurement of future policy benefits to an upper-medium grade discount rate	15,834	4,386	285	2,869	8,270	—	2,475	—	34,119
Other balance sheet reclassifications and adjustments upon adoption of the LDTI standard	(7,416)	4	47	(1)	—	—	(124)	—	(7,490)
Removal of remeasured deferred profit liabilities for separate presentation (1)	(2,897)	(225)	(691)	(570)	—	—	(275)	—	(4,658)
Balance, traditional and limited-payment contracts, at January 1, 2021	$65,970	$22,206	$16,125	$10,517	$21,341	$51,148	$14,031	$13,356	$214,694

Balance, deferred profit liabilities at January 1, 2021	$2,897	$225	$691	$570	$—	$—	$275	$—	$4,658

Balance, ceded recoverables on traditional and limited-payment contracts at December 31, 2020	$203	$—	$32	$—	$—		$1,052		$1,287
Effect of remeasurement of the ceded recoverable to an upper-medium grade discount rate	135	(15)	(66)	—	—		297		351
Adjustments for loss contracts (with net premiums in excess of gross premiums) under the modified retrospective approach	—	—	—	—	—		32		32
Adjustments for the cumulative effect of adoption on ceded recoverables on traditional and limited-payment contract	6	—	(2)	—	—		10		14
Balance ceded recoverables on traditional and limited-payment contracts at January 1, 2021	$344	$(15)	$(36)	$—	$—		$1,391		$1,684
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Asia Variable Life	Asia Universal and Variable Universal Life	MetLife Holdings Universal and Variable Universal Life	Other Long-Duration	Total
	(In millions)
Additional insurance liabilities at December 31, 2020	$1,824	$788	$1,976	$1,977	$6,565
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	—	(1,642)	(1,642)
Adjustments for the cumulative effect of adoption on additional insurance liabilities	—	—	38	45	83
Additional insurance liabilities at January 1, 2021	$1,824	$788	$2,014	$380	$5,006

Ceded recoverables on additional insurance liabilities at December 31, 2020	$—	$—	$719	$8	$727
Reclassification of carrying amounts of contracts and contract features that are reinsured market risk benefits	—	—	—	(8)	(8)
Adjustments for the cumulative effect of adoption on ceded recoverables on additional insurance liabilities	—	—	1	—	1
Ceded recoverables on additional insurance liabilities at January 1, 2021	$—	$—	$720	$—	$720

Balance, traditional and limited-payment contracts, at January 1, 2021					$214,694
Balance, deferred profit liabilities at January 1, 2021					4,658
Balance, additional insurance liabilities at January 1, 2021					5,006
Total future policy benefits at January 1, 2021					$224,358
The Company’s future policy benefits on the consolidated balance sheets was as follows at:

	December 31,
	2023	2022
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$64,324	$58,495
Asia:
Whole and term life & endowments	12,874	12,792
Accident & health	10,712	10,040
Latin America - Fixed annuities	9,637	9,265
MetLife Holdings - Long-term care	15,240	13,845
Deferred Profit Liabilities:
RIS - Annuities	3,697	3,327
Asia:
Whole and term life & endowments	654	510
Accident & health	830	760
Latin America - Fixed annuities	562	560
Additional Insurance Liabilities:
Asia:
Variable life	1,258	1,381
Universal and variable universal life	424	455
MetLife Holdings - Universal and variable universal life	2,362	2,156
MetLife Holdings - Participating life	49,543	50,371
Other long-duration (1)	11,099	10,101
Short-duration and other	13,190	13,164
Total	$196,406	$187,222
__________________
(1)    This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for future policy benefits includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers, except with respect to ending net liability for future policy benefits balances where applicable. See Note 9 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(106)	(94)	(60)
Adjusted balance	(106)	(94)	(60)
Issuances	6,572	12,672	3,995
Net premiums collected	(6,466)	(12,578)	(3,935)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$58,695	$62,954	$64,896

Balance at January 1, at original discount rate	$61,426	$50,890	$49,061
Effect of changes in cash flow assumptions (1)	(284)	(115)	(130)
Effect of actual variances from expected experience (2)	(270)	(175)	(270)
Adjusted balance	60,872	50,600	48,661
Issuances	6,588	12,770	4,060
Interest accrual	2,897	2,519	2,336
Benefit payments	(5,620)	(4,463)	(4,167)
Balance at December 31, at original discount rate	64,737	61,426	50,890
Effect of changes in discount rate assumptions	(222)	(2,731)	12,064
Balance at December 31, at current discount rate at balance sheet date	64,515	58,695	62,954

Cumulative amount of fair value hedging adjustments	(191)	(200)	727
Net liability for future policy benefits	64,324	58,495	63,681
Less: Reinsurance recoverables	269	—	312
Net liability for future policy benefits, net of reinsurance	$64,055	$58,495	$63,369

Undiscounted - Expected future benefit payments	$130,878	$113,932	$96,623
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$64,515	$58,695	$62,954
Weighted-average duration of the liability	9 years	9 years	12 years
Weighted-average interest accretion (original locked-in) rate	4.7%	4.6%	4.8%
Weighted-average current discount rate at balance sheet date	5.1%	5.5%	2.9%
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(1)    For the years ended December 31, 2023 and 2021, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $211 million and $112 million, respectively. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $128 million.
(2)    For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $118 million. For the year ended December 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $46 million. For the year ended December 31, 2021, the net effect of actual variances from expected experience was substantially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $197 million.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
For each of the years ended December 31, 2023, 2022 and 2021, the net effect of changes in cash flow assumptions was primarily driven by updates in biometric assumptions related to mortality.
For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements. For the years ended December 31, 2022 and 2021, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2022, the Company incurred a loss at issue of $99 million and recognized a net remeasurement loss of $31 million attributable to cohorts with no DPL or where the DPL was depleted during the year.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$4,682	$5,986	$7,396

Balance at January 1, at original discount rate	$4,943	$5,881	$7,243
Effect of changes in cash flow assumptions (1)	11	69	(60)
Effect of actual variances from expected experience (2)	(62)	28	(80)
Adjusted balance	4,892	5,978	7,103
Issuances	730	231	208
Interest accrual	59	44	51
Net premiums collected	(611)	(615)	(777)
Effect of foreign currency translation	(277)	(695)	(704)
Balance at December 31, at original discount rate	4,793	4,943	5,881
Effect of changes in discount rate assumptions	(242)	(247)	117
Effect of foreign currency translation on the effect of changes in discount rate assumptions	10	(14)	(12)
Balance at December 31, at current discount rate at balance sheet date	$4,561	$4,682	$5,986

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$17,463	$24,453	$29,581

Balance at January 1, at original discount rate	$18,209	$21,276	$25,063
Effect of changes in cash flow assumptions (1)	58	96	(108)
Effect of actual variances from expected experience (2)	(30)	54	(70)
Adjusted balance	18,237	21,426	24,885
Issuances	729	231	208
Interest accrual	370	364	422
Benefit payments	(1,174)	(1,406)	(1,794)
Effect of foreign currency translation	(964)	(2,406)	(2,445)
Balance at December 31, at original discount rate	17,198	18,209	21,276
Effect of changes in discount rate assumptions	224	(475)	3,545
Effect of foreign currency translation on the effect of changes in discount rate assumptions	13	(271)	(368)
Balance at December 31, at current discount rate at balance sheet date	17,435	17,463	24,453

Cumulative impact of flooring the future policyholder benefits reserve	—	11	5
Net liability for future policy benefits	12,874	12,792	18,472
Less: Amount due to reinsurer	(1)	(1)	(10)
Net liability for future policy benefits, net of reinsurance	$12,875	$12,793	$18,482

Undiscounted:
Expected future gross premiums	$9,331	$9,369	$11,097
Expected future benefit payments	$28,130	$28,507	$32,372
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$8,067	$8,086	$10,377
Expected future benefit payments	$17,435	$17,463	$24,453
Weighted-average duration of the liability	17 years	15 years	18 years
Weighted -average interest accretion (original locked-in) rate	2.5%	2.3%	2.3%
Weighted-average current discount rate at balance sheet date	2.6%	2.7%	1.5%
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(1)    For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products due to the diversification of the products and the underlying characteristics. For the years ended December 31, 2022 and 2021, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products of ($13) million and $1 million, respectively.
(2)    For the years ended December 31, 2023 and 2022, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment product due to the diversification of the products and the underlying characteristics. For the year ended December 31, 2021, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products of ($6) million.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$21,181	$26,543	$30,327

Balance at January 1, at original discount rate	$22,594	$25,937	$29,456
Effect of changes in cash flow assumptions (1)	867	24	64
Effect of actual variances from expected experience (2)	(158)	297	101
Adjusted balance	23,303	26,258	29,621
Issuances	1,030	1,387	1,488
Interest accrual	236	250	311
Net premiums collected	(2,016)	(2,160)	(2,509)
Effect of foreign currency translation	(1,321)	(3,141)	(2,974)
Balance at December 31, at original discount rate	21,232	22,594	25,937
Effect of changes in discount rate assumptions	(1,449)	(1,341)	674
Effect of foreign currency translation on the effect of changes in discount rate assumptions	52	(72)	(68)
Balance at December 31, at current discount rate at balance sheet date	$19,835	$21,181	$26,543

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$30,879	$41,874	$46,282

Balance at January 1, at original discount rate	$37,189	$41,517	$45,296
Effect of changes in cash flow assumptions (1)	898	(7)	126
Effect of actual variances from expected experience (2)	(180)	363	105
Adjusted balance	37,907	41,873	45,527
Issuances	1,028	1,387	1,487
Interest accrual	485	498	578
Benefit payments	(1,279)	(1,613)	(1,458)
Effect of foreign currency translation	(2,131)	(4,956)	(4,617)
Balance at December 31, at original discount rate	36,010	37,189	41,517
Effect of changes in discount rate assumptions	(5,793)	(6,291)	394
Effect of foreign currency translation on the effect of changes in discount rate assumptions	263	(19)	(37)
Balance at December 31, at current discount rate at balance sheet date	30,480	30,879	41,874

Cumulative impact of flooring the future policyholder benefits reserve	67	342	68
Net liability for future policy benefits	10,712	10,040	15,399
Less: Reinsurance recoverables/(Amount due to reinsurer)	142	143	(11)
Net liability for future policy benefits, net of reinsurance	$10,570	$9,897	$15,410

Undiscounted:
Expected future gross premiums	$41,734	$43,440	$49,959
Expected future benefit payments	$47,046	$48,147	$53,327
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$34,356	$36,179	$45,872
Expected future benefit payments	$30,480	$30,879	$41,874
Weighted-average duration of the liability	25 years	17 years	30 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	2.5%	2.7%	1.4%
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(1)    For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of ($10) million. For the years ended December 31, 2022 and 2021 the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of $44 million and ($69) million, respectively.
(2)    For the years ended December 31, 2023 and 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of $4 million and ($20) million, respectively. For the year ended December 31, 2021, the net effect of actual variances from expected experience was more than offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of ($58) million.
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
For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to lapses, partially offset by updates in biometric assumptions related to mortality and morbidity. For the year ended December 31, 2021, the effect of changes in cash flow assumptions was primarily driven by updates in biometric assumptions related to mortality and updates in policyholder behavior assumptions related to lapses, partially offset by updates in biometric assumptions related to morbidity.
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	—	1	1
Adjusted balance	—	1	1
Issuances	1,045	714	415
Interest accrual	29	(3)	(6)
Net premiums collected	(1,074)	(712)	(410)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$9,265	$7,343	$10,517

Balance at January 1, at original discount rate	$8,240	$6,851	$7,649
Effect of changes in cash flow assumptions (1)	(5)	(8)	(37)
Effect of actual variances from expected experience (2)	(31)	(32)	2
Adjusted balance	8,204	6,811	7,614
Issuances	1,153	757	491
Interest accrual	341	286	294
Benefit payments	(671)	(560)	(749)
Inflation adjustment	415	896	464
Effect of foreign currency translation	(193)	50	(1,263)
Balance at December 31, at original discount rate	9,249	8,240	6,851
Effect of changes in discount rate assumptions	391	1,026	658
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(3)	(1)	(166)
Balance at December 31, at current discount rate at balance sheet date	9,637	9,265	7,343

Net liability for future policy benefits	$9,637	$9,265	$7,343

Undiscounted - Expected future benefit payments	$13,994	$12,675	$10,712
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$9,637	$9,265	$7,343
Weighted-average duration of the liability	11 years	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.6%	3.9%	4.2%
Weighted-average current discount rate at balance sheet date	3.3%	2.7%	3.2%
__________________
(1)     For the years ended December 31, 2023, 2022 and 2021, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $4 million, $7 million and $30 million, respectively.
(2)    For the year ended December 31, 2023, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance coming from cohorts with no DPL. For the year ended December 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $20 million. For the year ended December 31, 2021, the net effect of actual variances from expected experience was more than offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of ($28) million.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Latin America segment’s fixed annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,775	$7,058	$7,142

Balance at January 1, at original discount rate	$5,807	$5,699	$5,516
Effect of changes in cash flow assumptions	(152)	272	270
Effect of actual variances from expected experience	199	120	183
Adjusted balance	5,854	6,091	5,969
Interest accrual	294	298	287
Net premiums collected	(582)	(582)	(557)
Balance at December 31, at original discount rate	5,566	5,807	5,699
Effect of changes in discount rate assumptions	121	(32)	1,359
Balance at December 31, at current discount rate at balance sheet date	$5,687	$5,775	$7,058

Present Value of Expected Future Policy Benefits
Balance at January 1, at current discount rate at balance sheet date	$19,619	$27,627	$28,483

Balance at January 1, at original discount rate	$20,165	$19,406	$18,586
Effect of changes in cash flow assumptions	(190)	301	276
Effect of actual variances from expected experience	223	115	188
Adjusted balance	20,198	19,822	19,050
Interest accrual	1,070	1,043	998
Benefit payments	(774)	(700)	(642)
Balance at December 31, at original discount rate	20,494	20,165	19,406
Effect of changes in discount rate assumptions	433	(546)	8,221
Balance at December 31, at current discount rate at balance sheet date	20,927	19,619	27,627

Other adjustments	—	1	—
Net liability for future policy benefits	$15,240	$13,845	$20,569

Undiscounted:
Expected future gross premiums	$10,603	$11,201	$11,404
Expected future benefit payments	$45,016	$45,872	$45,835
Discounted (at current discount rate at balance sheet date ):
Expected future gross premiums	$7,139	$7,200	$9,049
Expected future benefit payments	$20,927	$19,619	$27,627
Weighted-average duration of the liability	15 years	15 years	18 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.5%	5.5%
Weighted-average current discount rate at balance sheet date	5.2%	5.6%	3.0%
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
For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in biometric assumptions associated with an increase in incidence rates. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
For the year ended December 31, 2021, the net effect of actual variances from expected experience was primarily driven by a model refinement resulting in unfavorable claim utilization expectations, largely offset by higher than expected claim terminations and mortality.
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
The following information about the direct liability for additional insurance liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in these rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers. See Note 9 for further information regarding the impact of reinsurance on the consolidated balance sheets and the consolidated statements of operations.
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
	Variable Life			Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1,	$1,381	$1,595	$1,824	$455	$655	$788
Less: AOCI adjustment	—	—	—	(33)	56	102
Balance, at January 1, before AOCI adjustment	1,381	1,595	1,824	488	599	686
Effect of changes in cash flow assumptions	(4)	9	—	(2)	(1)	—
Effect of actual variances from expected experience	(10)	2	(24)	(24)	(39)	(30)
Adjusted balance	1,367	1,606	1,800	462	559	656
Assessments accrual	(3)	(3)	(3)	—	(3)	5
Interest accrual	19	21	25	7	7	9
Excess benefits paid	(36)	(40)	(40)	—	—	—
Effect of foreign currency translation and other, net	(89)	(203)	(187)	(31)	(75)	(71)
Balance, at December 31, before AOCI adjustment	1,258	1,381	1,595	438	488	599
Add: AOCI adjustment	—	—	—	(14)	(33)	56
Balance, at December 31,	$1,258	$1,381	$1,595	$424	$455	$655

Weighted-average duration of the liability	16 years	17 years	18 years	42 years	42 years	41 years
Weighted-average interest accretion rate	1.5%	1.4%	1.5%	1.4%	1.4%	1.5%
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the additional insurance liability for the Asia segment’s variable life products include historical actual fees and benefits, in-force data, the locked-in discount rate, the stochastic fund return scenario assumption, and best estimate lapse and mortality assumptions.
The stochastic fund return scenario assumption includes the long-term average return and volatility for each fund, and the correlation matrix for each fund. For newer products, the discount rate is determined based on the weighting and return of each fund.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2023	2022	2021
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$2,156	$2,117	$2,014
Less: AOCI adjustment	(63)	67	95
Balance, at January 1, before AOCI adjustment	2,219	2,050	1,919
Effect of changes in cash flow assumptions	38	35	—
Effect of actual variances from expected experience	—	39	19
Adjusted balance	2,257	2,124	1,938
Assessments accrual	105	103	114
Interest accrual	124	116	107
Excess benefits paid	(110)	(124)	(109)
Balance, at December 31, before AOCI adjustment	2,376	2,219	2,050
Add: AOCI adjustment	(14)	(63)	67
Balance, at December 31	2,362	2,156	2,117
Less: Reinsurance recoverables	2,055	745	739
Balance, at December 31, net of reinsurance	$307	$1,411	$1,378

Weighted-average duration of the liability	15 years	16 years	17 years
Weighted-average interest accretion rate	5.5%	5.6%	5.6%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Years Ended December 31,
	2023		2022		2021
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$6,660	$2,897	$12,748	$2,519	$3,965	$2,336
Asia:
Whole and term life & endowments	1,124	311	1,144	320	1,457	371
Accident & health	3,364	249	3,602	248	4,203	267
Latin America - Fixed annuities	1,074	312	712	289	410	300
MetLife Holdings - Long-term care	731	776	734	745	736	711
Deferred Profit Liabilities:
RIS - Annuities	N/A	167	N/A	154	N/A	147
Asia:
Whole and term life & endowments	N/A	31	N/A	26	N/A	18
Accident & health	N/A	18	N/A	16	N/A	14
Latin America - Fixed annuities	N/A	22	N/A	19	N/A	20
Additional Insurance Liabilities:
Asia:
Variable life	89	19	58	21	28	25
Universal and variable universal life	(31)	7	(26)	7	19	9
MetLife Holdings - Universal and variable universal life	730	124	805	116	831	107
Other long-duration	4,516	460	3,701	450	4,063	480
Total	$18,257	$5,393	$23,478	$4,930	$15,712	$4,805
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% of the Company’s life insurance in-force at both December 31, 2023 and 2022. Participating policies represented 10%, 11% and 12% of gross traditional life insurance premiums for the years ended December 31, 2023, 2022 and 2021, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2023. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2023 year-end spot rates for all periods presented. The information about incurred and paid claims development prior to 2023 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Benefits
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$6,986	$6,919	$6,913	$6,910	$6,914	$6,919	$6,920	$6,918	$6,920	$6,921	$1	216,354
2015		7,040	7,015	7,014	7,021	7,024	7,025	7,026	7,026	7,028	1	219,102
2016			7,125	7,085	7,095	7,104	7,105	7,104	7,107	7,109	2	221,155
2017				7,432	7,418	7,425	7,427	7,428	7,428	7,432	2	264,341
2018					7,757	7,655	7,646	7,650	7,651	7,652	2	252,744
2019						7,935	7,900	7,907	7,917	7,914	4	254,564
2020							8,913	9,367	9,389	9,384	11	299,634
2021								10,555	10,795	10,777	23	332,964
2022									9,640	9,653	44	331,022
2023										9,584	1,198	263,329
Total										83,454
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(80,287)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										20
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,187

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$5,428	$6,809	$6,858	$6,869	$6,902	$6,912	$6,915	$6,916	$6,917	$6,919
2015		5,524	6,913	6,958	6,974	7,008	7,018	7,022	7,024	7,027
2016			5,582	6,980	7,034	7,053	7,086	7,096	7,100	7,106
2017				5,761	7,292	7,355	7,374	7,400	7,414	7,427
2018					6,008	7,521	7,578	7,595	7,629	7,646
2019						6,178	7,756	7,820	7,853	7,898
2020							6,862	9,103	9,242	9,296
2021								8,008	10,476	10,640
2022									7,101	9,399
2023										6,929
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$80,287
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	76.3%	21.1%	0.9%	0.3%	0.5%	0.2%	0.1%	—%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Long-Term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$1,076	$1,077	$1,079	$1,101	$1,109	$1,098	$1,097	$1,081	$1,078	$1,071	$—	22,854
2015		1,082	1,105	1,093	1,100	1,087	1,081	1,067	1,086	1,078	—	21,218
2016			1,131	1,139	1,159	1,162	1,139	1,124	1,123	1,086	—	17,974
2017				1,244	1,202	1,203	1,195	1,165	1,181	1,101	—	16,329
2018					1,240	1,175	1,163	1,147	1,170	1,102	—	15,215
2019						1,277	1,212	1,169	1,177	1,103	—	15,408
2020							1,253	1,223	1,155	1,100	—	15,773
2021								1,552	1,608	1,477	9	19,557
2022									1,641	1,732	46	18,006
2023										1,725	793	10,994
Total										12,575
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,295)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										1,477
Total unpaid claims and claim adjustment expenses, net of reinsurance										$7,757

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$51	$266	$428	$526	$609	$677	$732	$778	$818	$850
2015		50	264	427	524	601	665	718	764	801
2016			49	267	433	548	628	696	750	769
2017				56	290	476	579	655	719	718
2018					54	314	497	594	666	663
2019						57	342	522	620	621
2020							59	355	535	560
2021								95	505	620
2022									76	609
2023										84
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,295
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-Term Disability	5.0%	24.0%	14.9%	8.3%	6.0%	4.8%	3.7%	3.4%	3.6%	3.0%
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
4. Future Policy Benefits (continued)
An expense liability is held for the future expenses associated with the payment of incurred but not yet paid claims (IBNR and pending). This is expressed as a percentage of the underlying claims liability and is based on past experience and the anticipated future expense structure.
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2023 compared to the 2022 incurral year due to the decline in COVID-19 related death claims. For Group Long-Term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2023 compared to 2022 incurral year due to the growth in the size of the business.
The assumptions used in calculating the unpaid claims and claim adjustment expenses for Group Life - Term and Group Long-Term Disability are updated annually to reflect emerging trends in claim experience.
Certain of the Group Life - Term customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
Liabilities for Group Life - Term unpaid claims and claim adjustment expenses are not discounted.
The liabilities for Group Long-Term Disability unpaid claims and claim adjustment expenses were $6.7 billion and $6.5 billion at December 31, 2023 and 2022, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.3 billion and $1.2 billion at December 31, 2023 and 2022, respectively. The amount of interest accretion recognized was $516 million, $461 million and $518 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$259	$243	$223	$224	$234	$230	$231	$231	$225	$226	$6	6,930
2015		244	233	236	230	241	243	246	243	244	10	6,879
2016			204	207	196	209	211	216	218	217	13	4,797
2017				265	246	253	271	279	273	275	22	5,751
2018					323	295	307	317	311	318	43	6,170
2019						349	326	341	337	346	57	6,307
2020							388	361	333	341	104	5,488
2021								369	384	404	154	6,617
2022									491	454	230	6,955
2023										453	359	3,544
Total										3,278
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,280)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										13
Total unpaid claims and claim adjustment expenses, net of reinsurance										$1,011

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$61	$126	$157	$176	$198	$199	$209	$214	$217	$219
2015		71	134	168	182	205	219	226	230	233
2016			57	118	134	168	182	191	199	204
2017				77	139	184	226	241	243	254
2018					85	156	210	244	254	275
2019						93	171	222	258	289
2020							86	154	205	237
2021								78	172	249
2022									90	225
2023										95
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,280
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	24.9%	24.8%	14.6%	10.8%	7.2%	3.5%	3.7%	2.1%	1.3%	0.9%
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
4. Future Policy Benefits (continued)
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
The liabilities for unpaid claims and claim adjustment expenses were $1.3 billion at both December 31, 2023 and 2022. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $163 million and $118 million at December 31, 2023 and 2022, respectively. The amount of interest accretion recognized was $37 million, $22 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts were reflected in policyholder benefits and claims.
The Company tracks claim frequency by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts include claims that do not ultimately result in a liability. A liability is only established for those claims that are expected to result in a liability, based on historical factors.
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$261	$400	$411	$375	$378	$379	$380	$380	$370	$371	$—	38,397
2015		342	492	458	463	463	464	458	446	447	—	44,554
2016			362	475	488	496	497	498	487	486	—	38,936
2017				373	363	363	362	362	352	351	—	31,052
2018					347	335	333	334	333	333	—	29,857
2019						374	342	346	343	344	1	32,435
2020							567	567	573	576	7	43,062
2021								717	625	625	15	52,935
2022									495	467	27	40,656
2023										481	199	26,972
Total										4,481
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(4,036)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										1
Total unpaid claims and claim adjustment expenses, net of reinsurance										$446

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$232	$349	$355	$359	$363	$365	$367	$368	$359	$360
2015		278	394	418	426	433	436	437	426	428
2016			257	460	481	490	493	496	488	489
2017				221	331	350	354	357	348	349
2018					174	297	310	315	312	314
2019						194	295	318	316	320
2020							245	490	504	513
2021								370	517	539
2022									305	410
2023										314
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$4,036
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	58.2%	31.7%	4.2%	1.2%	0.7%	—%	(0.1)%	(0.7)%	(1.0)%	0.3%
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2023
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Dollars in millions)
2014	$271	$302	$304	$302	$301	$301	$301	$302	$303	$302	$—	98,246
2015		233	265	267	265	265	265	266	266	266	—	87,711
2016			306	352	349	349	349	349	349	350	—	106,797
2017				443	412	413	412	412	412	413	—	121,765
2018					474	498	472	471	471	471	—	144,770
2019						158	206	199	198	199	1	132,789
2020							572	562	560	559	2	150,117
2021								735	737	733	7	171,217
2022									800	790	17	196,579
2023										1,011	96	159,272
Total										5,094
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(4,900)
All outstanding liabilities for incurral years prior to 2014, net of reinsurance										2
Total unpaid claims and claim adjustment expenses, net of reinsurance										$196

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(In millions)
2014	$269	$300	$302	$298	$298	$298	$298	$298	$299	$299
2015		233	265	263	264	265	265	266	266	266
2016			288	344	347	348	348	349	349	350
2017				361	407	409	410	411	412	413
2018					405	461	465	466	468	469
2019						133	187	191	194	196
2020							484	547	552	554
2021								649	718	724
2022									678	771
2023										858
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$4,900
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2023:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	84.5%	13.4%	0.7%	0.2%	0.3%	0.1%	0.2%	0.1%	0.2%	—%
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
Certain of the Protection Life customers have experience-rated contracts, whereby the group sponsor participates in the favorable and/or adverse claim experience, including favorable and/or adverse prior year development. Claim experience adjustments on these contracts are not reflected in the foregoing incurred and paid claim development tables, but are instead reflected as an increase (adverse experience) or decrease (favorable experience) to premiums on the consolidated statements of operations.
Liabilities for unpaid claims and claim adjustment expenses were not discounted.
For Protection Life and Protection Health products, claim counts initially include claims that do not ultimately result in a liability. These claims are omitted from the claim counts once it is determined that there is no liability.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Liability for Unpaid Claims and Claim Adjustment Expenses
The reconciliation of the net incurred and paid claims development tables to the liability for unpaid claims and claims adjustment expenses on the consolidated balance sheet was as follows at:

	December 31, 2023
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Benefits:
Group Life - Term	$3,187
Group Long-Term Disability	7,757
Total		$10,944
Asia - Group Disability & Group Life		1,011
Latin America:
Protection Life	446
Protection Health	196
Total		642
Other insurance lines - all segments combined		1,871
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		14,468

Reinsurance recoverables on unpaid claims:
Group Benefits:
Group Life - Term	8
Group Long-Term Disability	272
Total		280
Asia - Group Disability & Group Life		475
Latin America:
Protection Life	14
Protection Health	24
Total		38
Other insurance lines - all segments combined		285
Total reinsurance recoverable on unpaid claims		1,078
Total unpaid claims and allocated claims adjustment expense		15,546
Unallocated claims adjustment expenses		—
Discounting		(1,488)
Liability for unpaid claims and claim adjustment liabilities - short-duration		14,058
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		2,410
Total liability for unpaid claims and claim adjustment expense (included in future policy benefits and other policy-related balances)		$16,468

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$16,098	$15,598	$14,698
Less: Reinsurance recoverables	2,452	2,629	1,896
Net balance at January 1,	13,646	12,969	12,802
Incurred related to:
Current year	27,080	26,505	26,903
Prior years (1)	374	668	922
Total incurred	27,454	27,173	27,825
Paid related to:
Current year	(20,220)	(19,917)	(21,027)
Prior years	(7,004)	(6,579)	(6,512)
Total paid	(27,224)	(26,496)	(27,539)
Reclassified to liabilities held-for-sale (2)	—	—	(55)
Dispositions (2)	—	—	(64)
Net balance at December 31,	13,876	13,646	12,969
Add: Reinsurance recoverables	2,592	2,452	2,629
Balance at December 31,	$16,468	$16,098	$15,598
__________________
(1)For the year ended December 31, 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year. For the years ended December 31, 2022 and 2021, incurred claims and claim adjustment expenses include expenses associated with prior years but reported in 2022 and 2021 which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.
(2)See Note 3 for information on the Company’s business dispositions.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The LDTI transition adjustments related to PABs, as described in Note 1, were as follows at the Transition Date:

	Group Benefits Group Life	RIS Capital Markets Investment Products and Stable Value GICs	RIS Annuities and Risk Solutions	Asia Universal and Variable Universal Life	Asia Fixed Annuities	EMEA Variable Annuities	MetLife Holdings Annuities	MetLife Holdings Life and Other	Other	Total
	(In millions)
Balance at December 31, 2020	$7,586	$62,908	$6,250	$43,868	$31,422	$4,777	$15,727	$13,129	$19,509	$205,176
Reclassification of carrying amounts of contracts and contract features that are market risk benefits	—	—	(24)	—	—	2	(493)	(273)	(170)	(958)
Other balance sheet reclassifications upon adoption of the LDTI standard	—	—	7,417	—	—	—	—	—	102	7,519
Balance at January 1, 2021	$7,586	$62,908	$13,643	$43,868	$31,422	$4,779	$15,234	$12,856	$19,441	$211,737
The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2023	December 31, 2022
	(In millions)
Group Benefits - Group Life	$7,692	$8,028
RIS:
Capital Markets Investment Products and Stable Value GICs	64,140	63,723
Annuities and Risk Solutions	17,711	15,549
Asia:
Universal and Variable Universal Life	49,739	46,417
Fixed Annuities	36,863	32,454
EMEA - Variable Annuities	2,720	2,802
MetLife Holdings:
Annuities	11,537	13,286
Life and Other	11,641	12,402
Other	17,226	15,936
Total	$219,269	$210,597
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$8,028	$7,893	$7,586
Deposits	3,311	3,361	3,450
Policy charges	(635)	(612)	(589)
Surrenders and withdrawals	(3,192)	(2,744)	(2,670)
Benefit payments	(12)	(10)	(9)
Net transfers from (to) separate accounts	—	(2)	(1)
Interest credited	192	142	126
Balance at December 31,	$7,692	$8,028	$7,893

Weighted-average annual crediting rate	2.5%	1.8%	1.6%

At period end:
Cash surrender value	$7,630	$7,974	$7,840
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$250,033	$244,638	$238,062
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$86	$863	$4,558	$5,507
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	111
Total	$1,923	$96	$968	$4,594	$7,692

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$973	$4,471	$236	$5,680
Equal to or greater than 2% but less than 4%	1,303	52	21	—	1,376
Equal to or greater than 4%	803	1	11	30	845
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	127
Total	$2,106	$1,026	$4,503	$266	$8,028

December 31, 2021
Equal to or greater than 0% but less than 2%	$5,229	$135	$—	$131	$5,495
Equal to or greater than 2% but less than 4%	1,374	50	23	—	1,447
Equal to or greater than 4%	793	—	—	29	822
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	129
Total	$7,396	$185	$23	$160	$7,893
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, certain subsidiaries of the Company have entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $14.6 billion and $14.9 billion at December 31, 2023 and 2022, respectively. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $17.8 billion and $17.9 billion at December 31, 2023 and 2022, respectively. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, FHLBNY’s recovery on the collateral is limited to the amount of such subsidiary’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2023 and 2022. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion and $2.1 billion at December 31, 2023 and 2022, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Information regarding the RIS segment’s capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$63,723	$62,521	$62,908
Deposits	69,229	81,050	76,672
Surrenders and withdrawals	(71,938)	(80,382)	(77,524)
Interest credited	2,091	1,276	914
Effect of foreign currency translation and other, net	1,035	(742)	(449)
Balance at December 31,	$64,140	$63,723	$62,521

Weighted-average annual crediting rate	3.3%	2.0%	1.5%
Cash surrender value at period end	$2,126	$2,071	$1,882
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	61,518
Total	$—	$—	$1	$2,621	$64,140

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$1	$3,553	$3,554
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	60,169
Total	$—	$—	$1	$3,553	$63,723

December 31, 2021
Equal to or greater than 0% but less than 2%	$—	$632	$4,142	$10	$4,784
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	57,737
Total	$—	$632	$4,142	$10	$62,521

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuities and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$15,549	$14,431	$13,643
Deposits	2,734	1,843	1,615
Policy charges	(178)	(153)	(126)
Surrenders and withdrawals	(210)	(120)	(442)
Benefit payments	(812)	(739)	(704)
Net transfers from (to) separate accounts	53	(26)	11
Interest credited	637	543	517
Other	(62)	(230)	(83)
Balance at December 31,	$17,711	$15,549	$14,431

Weighted-average annual crediting rate	3.9%	3.7%	3.8%

At period end:
Cash surrender value	$7,912	$7,331	$6,559
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1)	$40,397	$40,607	$38,066
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuities and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,651	$1,671
Equal to or greater than 2% but less than 4%	249	34	105	432	820
Equal to or greater than 4%	4,346	—	282	5	4,633
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	10,587
Total	$4,595	$34	$407	$2,088	$17,711

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$64	$1,232	$1,296
Equal to or greater than 2% but less than 4%	301	39	124	375	839
Equal to or greater than 4%	4,446	122	63	4	4,635
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	8,779
Total	$4,747	$161	$251	$1,611	$15,549

December 31, 2021
Equal to or greater than 0% but less than 2%	$—	$—	$115	$490	$605
Equal to or greater than 2% but less than 4%	258	36	125	469	888
Equal to or greater than 4%	4,435	126	54	5	4,620
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	8,318
Total	$4,693	$162	$294	$964	$14,431

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$46,417	$46,590	$43,868
Deposits	7,595	5,673	6,487
Policy charges	(1,210)	(1,103)	(1,178)
Surrenders and withdrawals	(2,959)	(2,993)	(1,265)
Benefit payments	(508)	(502)	(514)
Interest credited	1,408	1,066	1,199
Effect of foreign currency translation and other, net	(1,004)	(2,314)	(2,007)
Balance at December 31,	$49,739	$46,417	$46,590

Weighted-average annual crediting rate	3.0%	2.3%	2.7%

At period end:
Cash surrender value	$42,577	$39,737	$43,329
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$93,172	$95,412	$104,551
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
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$10,640	$24	$231	$1,001	$11,896
Equal to or greater than 2% but less than 4%	5,932	15,634	7,801	7,669	37,036
Equal to or greater than 4%	250	—	—	—	250
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	557
Total	$16,822	$15,658	$8,032	$8,670	$49,739

December 31, 2022
Equal to or greater than 0% but less than 2%	$10,965	$76	$138	$75	$11,254
Equal to or greater than 2% but less than 4%	21,184	2,847	5,583	4,846	34,460
Equal to or greater than 4%	265	—	—	—	265
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	438
Total	$32,414	$2,923	$5,721	$4,921	$46,417

December 31, 2021
Equal to or greater than 0% but less than 2%	$11,754	$152	$—	$—	$11,906
Equal to or greater than 2% but less than 4%	21,672	2,625	5,160	4,517	33,974
Equal to or greater than 4%	282	—	—	—	282
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	428
Total	$33,708	$2,777	$5,160	$4,517	$46,590

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PABs in Japan was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$32,454	$30,976	$31,422
Deposits	8,115	7,813	3,681
Policy charges	(2)	(2)	(3)
Surrenders and withdrawals	(2,344)	(4,024)	(1,260)
Benefit payments	(2,156)	(2,014)	(2,500)
Interest credited	866	623	617
Effect of foreign currency translation and other, net	(70)	(918)	(981)
Balance at December 31,	$36,863	$32,454	$30,976

Weighted-average annual crediting rate	2.5%	2.0%	2.0%

At period end:
Cash surrender value	$31,936	$27,902	$29,835
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$73	$1	$64
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$322	$584	$6,274	$28,343	$35,523
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,335
Total	$322	$589	$6,274	$28,343	$36,863

December 31, 2022
Equal to or greater than 0% but less than 2%	$438	$664	$7,160	$22,755	$31,017
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,431
Total	$438	$670	$7,160	$22,755	$32,454

December 31, 2021
Equal to or greater than 0% but less than 2%	$264	$1,153	$8,100	$19,817	$29,334
Equal to or greater than 2% but less than 4%	8	—	—	—	8
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	1,634
Total	$272	$1,153	$8,100	$19,817	$30,976

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the United Kingdom (“U.K.”) was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$2,802	$4,215	$4,779
Deposits	4	5	8
Policy charges	(63)	(73)	(95)
Surrenders and withdrawals	(285)	(313)	(483)
Benefit payments	(125)	(137)	(157)
Interest credited (1)	228	(465)	208
Effect of foreign currency translation and other, net	159	(430)	(45)
Balance at December 31,	$2,720	$2,802	$4,215

Weighted-average annual crediting rate	8.6%	(12.4) %	4.7%

At period end:
Cash surrender value	$2,720	$2,802	$4,215
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$456	$557	$182
At annuitization or exercise of other living benefits (3)	$585	$699	$257
__________________
(1)Interest credited on EMEA’s variable annuity products represents gains or losses which are passed through to the policyholder based on the underlying unit-linked investment fund returns, which may be positive or negative depending on market conditions. There are no GMCR on these products.
(2)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(3)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily includes fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$13,286	$14,398	$15,234
Deposits	176	233	284
Policy charges	(15)	(16)	(16)
Surrenders and withdrawals	(1,981)	(1,494)	(1,380)
Benefit payments	(420)	(415)	(413)
Net transfers from (to) separate accounts	72	198	237
Interest credited	396	406	425
Other	23	(24)	27
Balance at December 31,	$11,537	$13,286	$14,398

Weighted-average annual crediting rate	3.3%	3.0%	3.0%

At period end:
Cash surrender value	$10,904	$12,373	$13,256
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death (2)	$2,821	$4,354	$1,119
At annuitization or exercise of other living benefits (3)	$688	$960	$581
__________________
(1)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs which are disclosed in “MetLife Holdings – Annuities” in Note 6.
(2)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(3)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuities account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,205	459	202	8,899
Equal to or greater than 4%	788	411	32	—	1,231
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	434
Total	$1,857	$7,923	$869	$454	$11,537

December 31, 2022
Equal to or greater than 0% but less than 2%	$934	$4	$8	$16	$962
Equal to or greater than 2% but less than 4%	9,388	892	191	12	10,483
Equal to or greater than 4%	1,261	43	5	—	1,309
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	532
Total	$11,583	$939	$204	$28	$13,286

December 31, 2021
Equal to or greater than 0% but less than 2%	$1,066	$7	$14	$11	$1,098
Equal to or greater than 2% but less than 4%	10,679	299	197	1	11,176
Equal to or greater than 4%	1,307	40	5	—	1,352
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	772
Total	$13,052	$346	$216	$12	$14,398

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Balance at January 1,	$12,402	$12,699	$12,856
Deposits	783	895	1,172
Policy charges	(702)	(718)	(731)
Surrenders and withdrawals	(1,171)	(785)	(887)
Benefit payments	(152)	(183)	(213)
Net transfers from (to) separate accounts	35	29	32
Interest credited	445	460	470
Other	1	5	—
Balance at December 31,	$11,641	$12,402	$12,699

Weighted-average annual crediting rate	3.8%	3.7%	3.8%

At period end:
Cash surrender value	$11,177	$11,882	$12,170
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1), (2)	$67,786	$71,548	$73,840
__________________
(1)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(2)Taking into consideration reinsurance, the net amount at risk at December 31, 2023, 2022 and 2021 as presented in the above table, would be reduced by 99%, 65%, and 66%, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$16	$55	$71
Equal to or greater than 2% but less than 4%	4,453	171	280	549	5,453
Equal to or greater than 4%	5,066	124	413	13	5,616
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$9,519	$295	$709	$617	$11,641

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$20	$50	$5	$75
Equal to or greater than 2% but less than 4%	5,025	144	441	410	6,020
Equal to or greater than 4%	5,253	128	420	5	5,806
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,278	$292	$911	$420	$12,402

December 31, 2021
Equal to or greater than 0% but less than 2%	$26	$8	$—	$—	$34
Equal to or greater than 2% but less than 4%	5,122	145	313	571	6,151
Equal to or greater than 4%	5,448	132	427	6	6,013
Products with either a fixed rate or no guaranteed minimum crediting rate	N/A	N/A	N/A	N/A	501
Total	$10,596	$285	$740	$577	$12,699
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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
__________________
(1)Reinsured MRB assets are classified within premiums, reinsurance and other receivables on the consolidated balance sheets.
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2023			2022
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$203	$203	$—	$226	$226
MetLife Holdings - Annuities	156	2,878	2,722	153	3,378	3,225
Other	130	98	(32)	127	159	32
Total	$286	$3,179	$2,893	$280	$3,763	$3,483

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$226	$277	$318

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$233	$284	$326
Attributed fees collected	3	3	4
Benefit payments	(12)	—	(7)
Effect of changes in interest rates	1	(25)	(6)
Effect of changes in equity index volatility	—	—	(3)
Actual policyholder behavior different from expected behavior	(1)	6	(16)
Effect of changes in future expected policyholder behavior and other assumptions	(1)	5	—
Effect of foreign currency translation and other, net	(18)	(40)	(14)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	205	233	284
Cumulative effect of changes in the instrument-specific credit risk	(2)	(8)	(8)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1	1
Balance at December 31,	$203	$226	$277

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits (1)	$119	$127	$119
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits (1)	58 years	58 years	57 years
__________________
(1)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 13 for additional information on significant unobservable inputs.
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
6. Market Risk Benefits (continued)
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features where the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. This segment also includes an in-force block of assumed variable annuity guarantees from a third party. Information regarding MetLife Holdings annuity products (including assumed reinsurance) was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$3,225	$5,929	$7,001

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$3,360	$6,229	$7,055
Attributed fees collected	377	387	413
Benefit payments	(58)	(42)	(41)
Effect of changes in interest rates	(161)	(3,610)	(536)
Effect of changes in capital markets	(900)	861	(1,163)
Effect of changes in equity index volatility	(135)	38	25
Actual policyholder behavior different from expected behavior	144	20	(92)
Effect of changes in future expected policyholder behavior and other assumptions (1)	9	(328)	563
Effect of foreign currency translation and other, net (2)	152	36	350
Effect of changes in risk margin	(16)	(231)	(345)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,772	3,360	6,229
Cumulative effect of changes in the instrument-specific credit risk	(54)	(130)	(304)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	4	(5)	4
Balance at December 31,	$2,722	$3,225	$5,929

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,828	$4,387	$1,131
At annuitization or exercise of other living benefits (5)	$675	$1,141	$565
Weighted-average attained age of contractholders:
In the event of death (4)	70 years	69 years	70 years
At annuitization or exercise of other living benefits (5)	70 years	71 years	68 years
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
(1)    For the year ended December 31, 2022, the effect of changes in future expected policyholder behavior and other assumptions was primarily driven by changes in policyholder behavior assumptions relating to projected annuitizations for variable annuities.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(3)    Includes amounts for certain variable annuities guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 5.
(4)    For those guarantees of benefits that are payable in the event of death, the net amount at risk is generally defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(5)    For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.
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
Capital market assumptions, such as risk-free rates and implied volatilities, are based on market prices for publicly traded instruments to the extent that prices for such instruments are observable. Implied volatilities beyond the observable period are extrapolated based on observable implied volatilities and historical volatilities. Actuarial assumptions, including mortality, lapse, withdrawal and utilization, are unobservable and are reviewed at least annually based on actuarial studies of historical experience. See Note 13 for additional information on significant unobservable inputs.
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions including, changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
Other
In addition to the disaggregated MRB product rollforwards above, the Company offers other products with guaranteed minimum benefit features across various segments. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 13 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$32	$491	$582

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$24	$539	$619
Attributed fees collected	34	61	72
Benefit payments	(28)	(4)	(2)
Effect of changes in interest rates	(3)	(499)	(227)
Effect of changes in capital markets	(41)	139	(110)
Effect of changes in equity index volatility	(6)	31	4
Actual policyholder behavior different from expected behavior	(22)	(12)	29
Effect of changes in future expected policyholder behavior and other assumptions	2	(1)	56
Effect of foreign currency translation and other, net	(9)	(224)	100
Effect of changes in risk margin	(1)	(6)	(2)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(50)	24	539
Cumulative effect of changes in the instrument-specific credit risk	17	7	(49)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	1	1
Net balance at December 31,	(32)	32	491
Less: Reinsurance recoverable	18	23	33
Balance at December 31,	$(50)	$9	$458
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $115.6 billion and $108.9 billion at December 31, 2023 and 2022, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $29.0 billion and $37.1 billion at December 31, 2023 and 2022, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.6% and 2.5% at December 31, 2023 and 2022, respectively.
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	December 31, 2023	December 31, 2022
	(In millions)
RIS:
Stable Value and Risk Solutions	$41,343	$48,265
Annuities	11,659	11,694
Latin America - Pensions	41,320	39,428
MetLife Holdings - Annuities	29,224	28,499
Other	21,088	18,152
Total	$144,634	$146,038
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
The separate account liabilities are primarily comprised of the following: RIS stable value and risk solutions contracts, RIS annuities participating and non-participating group contracts, Latin America savings-oriented pension product in Chile under a mandatory privatized social security system, and MetLife Holdings variable annuities.
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Balance, January 1, 2021	$62,150	$21,895	$50,075	$40,825
Premiums and deposits	3,676	944	6,251	298
Policy charges	(302)	(35)	(228)	(789)
Surrenders and withdrawals	(8,170)	(2,457)	(4,432)	(4,461)
Benefit payments	(142)	—	(6,410)	(500)
Investment performance	833	1,189	825	5,037
Net transfers from (to) general account	(41)	30	—	(237)
Effect of foreign currency translation and other, net	469	(274)	(8,450)	—
Balance, December 31, 2021	$58,473	$21,292	$37,631	$40,173
Premiums and deposits	5,253	1,233	7,058	267
Policy charges	(309)	(25)	(253)	(665)
Surrenders and withdrawals	(5,885)	(7,481)	(5,155)	(2,911)
Benefit payments	(125)	—	(1,559)	(431)
Investment performance	(4,503)	(2,823)	1,490	(7,738)
Net transfers from (to) general account	82	(56)	—	(199)
Effect of foreign currency translation and other, net (1)	(4,721)	(446)	216	3
Balance, December 31, 2022	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	2,203	175	7,936	256
Policy charges	(285)	(21)	(287)	(609)
Surrenders and withdrawals	(11,123)	(944)	(5,781)	(2,948)
Benefit payments	(99)	—	(1,702)	(464)
Investment performance	2,595	774	2,814	4,561
Net transfers from (to) general account	(56)	3	—	(74)
Effect of foreign currency translation and other, net	(157)	(22)	(1,088)	3
Balance, December 31, 2023	$41,343	$11,659	$41,320	$29,224

Cash surrender value at December 31, 2021 (2)	$48,276	N/A	$37,631	$39,932
Cash surrender value at December 31, 2022 (2)	$42,728	N/A	$39,428	$28,348
Cash surrender value at December 31, 2023 (2)	$35,950	N/A	$41,320	$29,078

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)
__________________
(1)The effect of foreign currency translation and other, net for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	December 31, 2023
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$509	$1,190	$1,051	$2,638	$—	$5,388
U.S. government and agency	—	9,673	—	9,920	—	18	19,611
Public utilities	—	1,077	308	—	—	4	1,389
Municipals	—	380	31	—	—	13	424
Corporate bonds:
Materials	—	144	—	—	—	—	144
Communications	—	893	8	—	—	3	904
Consumer	—	1,882	39	—	—	8	1,929
Energy	—	911	105	—	—	2	1,018
Financial	—	2,717	551	6,006	398	15	9,687
Industrial and other	—	764	38	3,598	—	3	4,403
Technology	—	547	—	—	—	3	550
Foreign	—	1,920	—	3,095	27	13	5,055
Total corporate bonds	—	9,778	741	12,699	425	47	23,690
Total bonds	—	21,417	2,270	23,670	3,063	82	50,502
Mortgage-backed securities	—	9,671	—	—	—	35	9,706
Asset-backed securities and collateralized loan obligations	—	2,557	18	—	—	11	2,586
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	33,654	2,288	23,670	3,063	128	62,803
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,411	2,661	2,453	677	—	8,202
Banks, trust and insurance companies	—	731	269	392	341	—	1,733
Public utilities	—	67	19	—	72	—	158
Non-redeemable preferred stock	—	—	115	—	—	—	115
Mutual funds	1,159	8,517	2,929	10,099	109	35,418	58,231
Total equity securities	1,159	11,726	5,993	12,944	1,199	35,418	68,439
Other invested assets	—	1,620	403	4,212	30	—	6,265
Total investments	1,159	47,000	8,684	40,826	4,292	35,546	137,507
Other assets	—	6,093	503	494	35	2	7,127
Total	$1,159	$53,093	$9,187	$41,320	$4,327	$35,548	$144,634

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	December 31, 2022
	Group Benefits (1)	RIS (1)	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$588	$1,047	$593	$1,988	$—	$4,216
U.S. government and agency	—	11,340	—	8,828	—	13	20,181
Public utilities	—	1,183	281	—	—	4	1,468
Municipals	—	504	33	—	—	12	549
Corporate bonds:
Materials	—	242	—	—	—	—	242
Communications	—	1,182	8	—	—	3	1,193
Consumer	—	2,393	—	—	—	7	2,400
Energy	—	866	103	—	—	1	970
Financial	—	3,538	527	7,389	444	16	11,914
Industrial and other	—	882	186	3,635	—	3	4,706
Technology	—	717	—	—	—	3	720
Foreign	—	2,473	—	4,018	21	12	6,524
Total corporate bonds	—	12,293	824	15,042	465	45	28,669
Total bonds	—	25,908	2,185	24,463	2,453	74	55,083
Mortgage-backed securities	—	12,328	—	—	—	32	12,360
Asset-backed securities and collateralized loan obligations	—	2,926	28	—	—	14	2,968
Redeemable preferred stock	—	4	—	—	—	—	4
Total fixed maturity securities	—	41,166	2,213	24,463	2,453	120	70,415
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,910	2,330	2,100	475	—	7,815
Banks, trust and insurance companies	—	599	270	347	188	—	1,404
Public utilities	—	96	27	—	45	—	168
Non-redeemable preferred stock	—	2	—	—	—	—	2
Mutual funds	988	7,259	2,607	8,639	75	33,848	53,416
Total equity securities	988	10,866	5,234	11,086	783	33,848	62,805
Other invested assets	2	1,863	411	3,687	43	—	6,006
Total investments	990	53,895	7,858	39,236	3,279	33,968	139,226
Other assets	—	6,145	434	192	35	6	6,812
Total	$990	$60,040	$8,292	$39,428	$3,314	$33,974	$146,038
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
The transition adjustments related to DAC, VOBA, UREV and negative VOBA, as described in Note 1, were as follows at the Transition Date:

	Group Benefits (1)	RIS (1)	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
DAC:
Balance at December 31, 2020	$279	$130	$7,432	$1,344	$1,551	$2,679	$31	$13,446
Removal of related amounts in AOCI	—	—	2,309	50	—	1,621	—	3,980
Other adjustments upon adoption of the LDTI standard	—	—	—	—	14	11	—	25
Balance at January 1, 2021	$279	$130	$9,741	$1,394	$1,565	$4,311	$31	$17,451

VOBA:
Balance at December 31, 2020	$—	$25	$1,901	$748	$236	$33	$—	$2,943
Removal of related amounts in AOCI	—	—	14	8	—	5	—	27
Other adjustments upon adoption of the LDTI standard	—	—	—	—	(4)	—	—	(4)
Balance at January 1, 2021	$—	$25	$1,915	$756	$232	$38	$—	$2,966

UREV:
Balance at December 31, 2020	$—	$42	$587	$740	$556	$188	$—	$2,113
Removal of related amounts in AOCI	—	—	1,029	95	(81)	—	—	1,043
Other adjustments upon adoption of the LDTI standard	—	—	—	—	7	—	—	7
Balance at January 1, 2021	$—	$42	$1,616	$835	$482	$188	$—	$3,163

Negative VOBA:
Balance at December 31, 2020								$738
Reclassification of carrying amounts of contracts and contract features that are market risk benefits								(72)
Balance at January 1, 2021								$666
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits (1)	RIS (1)	Asia (2)	Latin America (3)	EMEA (3)	MetLife Holdings (4)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2021	$279	$130	$9,741	$1,394	$1,565	$4,311	$31	$17,451
Capitalizations (5)	19	95	1,601	406	499	31	100	2,751
Amortization (5)	(26)	(34)	(655)	(311)	(360)	(313)	(107)	(1,806)
Effect of foreign currency translation and other, net (5)	—	—	(629)	(128)	(129)	—	8	(878)
Reclassified to assets held-for-sale (6)	—	—	—	—	(103)	—	—	(103)
Balance at December 31, 2021	272	191	10,058	1,361	1,472	4,029	32	17,415
Capitalizations	18	113	1,530	494	422	29	8	2,614
Amortization	(26)	(37)	(644)	(361)	(311)	(267)	(9)	(1,655)
Effect of foreign currency translation and other, net	—	—	(674)	48	(103)	—	(1)	(730)
Balance at December 31, 2022	264	267	10,270	1,542	1,480	3,791	30	17,644
Capitalizations	20	176	1,583	651	457	22	8	2,917
Amortization	(26)	(46)	(705)	(418)	(332)	(255)	(9)	(1,791)
Effect of foreign currency translation and other, net (7)	—	—	(284)	175	13	(287)	1	(382)
Balance at December, 31, 2023	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388

VOBA:
Balance at January 1, 2021	$—	$25	$1,915	$756	$232	$38	$—	$2,966
Amortization	—	(3)	(131)	(61)	(29)	(7)	—	(231)
Effect of foreign currency translation and other, net	—	—	(191)	(104)	(15)	—	—	(310)
Reclassified to assets held-for-sale (6)	—	—	—	—	(34)	—	—	(34)
Balance at December 31, 2021	—	22	1,593	591	154	31	—	2,391
Amortization	—	(3)	(101)	(49)	(20)	(3)	—	(176)
Effect of foreign currency translation and other, net	—	—	(202)	3	(7)	—	—	(206)
Balance at December 31, 2022	—	19	1,290	545	127	28	—	2,009
Amortization	—	(3)	(89)	(50)	(16)	(3)	—	(161)
Effect of foreign currency translation and other, net (7)	—	—	(82)	2	2	(7)	—	(85)
Balance at December 31, 2023	$—	$16	$1,119	$497	$113	$18	$—	$1,763

Total DAC and VOBA:
Balance at December 31, 2021								$19,806
Balance at December 31, 2022								$19,653
Balance at December 31, 2023								$20,151
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
(2)Includes DAC balances primarily related to accident & health, universal and variable universal life, variable life and fixed annuity products and VOBA balances primarily related to accident & health products.
(3)Includes DAC balances primarily related to universal life and variable universal life products.
(4)Includes DAC balances primarily related to universal life, variable universal life, whole life, term life and variable annuity products.
(5)Corporate & Other includes activity related to MetLife P&C, a former subsidiary of the Company, that was previously reported in the former U.S. segment. See Notes 2 and 3.
(6)See Note 3 for information on the Company’s dispositions.
(7)MetLife Holdings segment includes activity for total DAC and total VOBA ceded at the date of inception related to a reinsurance agreement. See Note 9 for further information on the transaction.
Significant Methodologies and Assumptions
The Company amortizes DAC and VOBA related to long-duration contracts over the estimated lives of the contracts in proportion to benefits in-force for RIS annuities and policy count for all other products. The amortization amount is calculated using the same cohorts as the corresponding liabilities on a quarterly basis, using an amortization rate that includes current period reporting experience and end of period persistency and longevity assumptions that are consistent with those used to measure the corresponding liabilities.
The Company amortizes DAC for credit insurance and other short-duration contracts, which is primarily comprised of commissions and certain underwriting expenses, in proportion to actual and future earned premium over the applicable contract term.
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
VODA and VOCRA:
Balance at January 1,	$876	$972	$1,099
Acquisitions	—	—	—
Amortization	(88)	(92)	(100)
Effect of foreign currency translation and other	6	(4)	(27)
Balance at December 31,	$794	$876	$972
Accumulated amortization	$755	$667	$575

Negative VOBA:
Balance at January 1,	$473	$557	$666
Amortization	(26)	(29)	(35)
Effect of foreign currency translation and other	(20)	(55)	(74)
Balance at December 31,	$427	$473	$557
Accumulated amortization	$3,398	$3,372	$3,343

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2024	$148	$84	$(26)
2025	$138	$82	$(24)
2026	$129	$80	$(23)
2027	$118	$78	$(22)
2028	$109	$75	$(21)
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	RIS (1)	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2021	$42	$1,616	$835	$482	$188	$3,163
Deferrals	3	610	110	97	64	884
Amortization	(7)	(147)	(96)	(59)	(14)	(323)
Effect of foreign currency translation and other - net	—	(46)	(54)	1	—	(99)
Balance at December 31, 2021	38	2,033	795	521	238	3,625
Deferrals	5	546	134	111	60	856
Amortization	(7)	(144)	(116)	(59)	(17)	(343)
Effect of foreign currency translation and other - net	—	(53)	35	(14)	—	(32)
Balance at December 31, 2022	36	2,382	848	559	281	4,106
Deferrals	2	667	147	95	48	959
Amortization	(7)	(181)	(116)	(63)	(18)	(385)
Effect of foreign currency translation and other - net (2)	—	(18)	110	17	(252)	(143)
Balance at December 31, 2023	$31	$2,850	$989	$608	$59	$4,537
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.
(2)MetLife Holdings segment includes activity for total UREV ceded at the date of inception related to a reinsurance agreement. See Note 9 for further information on the transaction.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in “ – Fixed Maturity Securities AFS – Evaluation of Fixed Maturity Securities AFS for Credit Loss” in Note 11.
Group Benefits
For its Group Benefits segment, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.
The Company reinsures an 80% quota share of its Group Term Life business for capital management purposes. The majority of the Company’s other reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of the policies.
RIS
The Company’s RIS segment has engaged in reinsurance activities on an opportunistic basis. The Company reinsures longevity risks for certain pension products issued by unaffiliated providers located in the U.K.
Asia, Latin America and EMEA
For selected large corporate clients, the Company reinsures group employee benefits or credit insurance business with various client-affiliated reinsurance companies, covering policies issued to the employees or customers of the clients. Additionally, the Company cedes and assumes risk with other insurance companies when either company requires a business partner with the appropriate local licensing to issue certain types of policies in certain jurisdictions. In these cases, the assuming company typically underwrites the risks, develops the products and assumes most or all of the risk. The Company also has reinsurance agreements in-force that reinsure a portion of the living and death benefit guarantees issued in connection with variable annuity products. Under these agreements, the Company pays reinsurance fees associated with the guarantees collected from policyholders and receives reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations. The Company may also reinsure certain risks with external reinsurers depending upon the nature of the risk and local regulatory requirements.
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company also assumes portions of the risk associated with certain whole life policies issued by a former affiliate and reinsures certain term life policies and universal life policies with secondary death benefit guarantees to such former affiliate. In 2023, the Company reinsured an in-force block of universal life, variable universal life, universal life with secondary guarantees and fixed annuities to a third party on a 100% quota share basis.
For its other products, the Company has a reinsurance agreement in-force to reinsure the living and death benefit guarantees issued in connection with certain variable annuity guarantees from a third party in Japan. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
Catastrophe Coverage
The Company has exposure to catastrophes which could contribute to significant fluctuations in the Company’s results of operations. For the Group Benefits and EMEA segments, the Company purchases catastrophe coverage to reinsure risks issued within territories that the Company believes are subject to the greatest catastrophic risks. For its other segments, the Company uses excess of retention and quota share reinsurance agreements to provide greater diversification of risk and minimize exposure to larger risks. Excess of retention reinsurance agreements provide for a portion of a risk to remain with the direct writing company and quota share reinsurance agreements provide for the direct writing company to transfer a fixed percentage of all risks of a class of policies.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2023 and 2022, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $4.4 billion and $3.8 billion of unsecured reinsurance recoverable balances at December 31, 2023 and 2022, respectively.
At December 31, 2023, the Company had $16.7 billion of net ceded reinsurance recoverables. Of this total, $14.1 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $2.5 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2022, the Company had $6.1 billion of net ceded reinsurance recoverables. Of this total, $4.2 billion, or 69%, were with the Company’s five largest ceded reinsurers, including $2.3 billion of net ceded reinsurance recoverables which were unsecured.
The Company has reinsured, with an unaffiliated third-party reinsurer, 59% of the closed block through a modified coinsurance agreement. The Company accounts for this agreement under the deposit method of accounting. The Company, having the right of offset, has offset the modified coinsurance deposit liability with the deposit recoverable.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Premiums
Direct premiums	$43,359	$47,618	$40,377
Reinsurance assumed	3,112	3,035	2,909
Reinsurance ceded	(2,188)	(2,143)	(2,134)
Net premiums	$44,283	$48,510	$41,152
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$5,787	$5,687	$5,813
Reinsurance assumed	(19)	32	(13)
Reinsurance ceded	(616)	(494)	(556)
Net universal life and investment-type product policy fees	$5,152	$5,225	$5,244
Policyholder benefits and claims
Direct policyholder benefits and claims	$44,155	$49,308	$43,199
Reinsurance assumed	2,904	2,604	2,546
Reinsurance ceded	(2,469)	(2,405)	(2,627)
Net policyholder benefits and claims	$44,590	$49,507	$43,118
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$(54)	$94	$(185)
Reinsurance assumed	(20)	9	21
Reinsurance ceded	29	11	(8)
Net policyholder liability remeasurement (gains) losses	$(45)	$114	$(172)
Market risk benefits remeasurement (gains) losses
Direct market risk benefits remeasurement (gains) losses	$(785)	$(3,636)	$(959)
Reinsurance assumed	(214)	(46)	(291)
Reinsurance ceded	5	8	13
Net market risk benefits remeasurement (gains) losses	$(994)	$(3,674)	$(1,237)
Other expenses
Direct other expenses	$12,760	$11,854	$11,984
Reinsurance assumed	235	268	329
Reinsurance ceded	(285)	(263)	(295)
Net other expenses	$12,710	$11,859	$12,018

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2023				2022
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,044	$1,405	$21,522	$28,971	$5,427	$1,505	$10,432	$17,364
Market risk benefits	279	7	—	286	273	7	—	280
Deferred policy acquisition costs and value of business acquired	20,297	353	(499)	20,151	19,522	352	(221)	19,653
Total assets	$26,620	$1,765	$21,023	$49,408	$25,222	$1,864	$10,211	$37,297
Liabilities
Future policy benefits	$192,424	$3,982	$—	$196,406	$183,377	$3,845	$—	$187,222
Market risk benefits	3,141	38	—	3,179	3,591	172	—	3,763
Other policy-related balances	18,852	1,152	(268)	19,736	17,250	1,183	(9)	18,424
Other liabilities	27,125	1,892	6,788	35,805	18,654	2,006	5,273	25,933
Total liabilities	$241,542	$7,064	$6,520	$255,126	$222,872	$7,206	$5,264	$235,342
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in the above table are deposit assets on reinsurance of $5.1 billion and $1.9 billion at December 31, 2023 and 2022, respectively. Also, included in the table above are deposit liabilities on reinsurance of $1.3 billion and $1.4 billion at December 31, 2023 and 2022, respectively.
In November 2023, the Company completed a risk transfer transaction with subsidiaries of Global Atlantic Financial Group, a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. The Company entered into reinsurance agreements on a coinsurance basis for the general account products and on a modified coinsurance basis for the separate account products. The Company recorded reinsurance recoverables and deposit receivables of $10.3 billion at December 31, 2023 reported in premiums, reinsurance and other receivables. At inception of the agreement, in addition to recording the amount recoverable, the Company (i) transferred to the reinsurer $9.5 billion of assets primarily consisting of fixed maturity securities AFS and mortgage loans supporting the general account liabilities reduced by a $2.2 billion pre-tax ceding commission, (ii) retained $5.0 billion separate account assets under the modified coinsurance arrangement and (iii) recorded the net cost of reinsurance of $770 million within other liabilities, related to universal life, variable universal life and universal life with secondary guarantees reinsured. The net cost of reinsurance will be amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts in policyholder benefits and claims.
As part of this transaction, the Company’s investment management business entered into investment advisory and other agreements with subsidiaries of Global Atlantic Financial Group to serve as the investment manager for certain of the transferred general account assets. With certain exceptions, the agreements contemplate a term of five years.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2023	2022
	(In millions)
Closed Block Liabilities
Future policy benefits	$36,142	$37,222
Other policy-related balances	319	273
Policyholder dividends payable	174	181
Other liabilities	668	455
Total closed block liabilities	37,303	38,131
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,939	19,648
Equity securities, at estimated fair value	10	13
Mortgage loans	6,151	6,564
Policy loans	3,960	4,084
Real estate and real estate joint ventures	668	635
Other invested assets	496	692
Total investments	31,224	31,636
Cash and cash equivalents	717	437
Accrued investment income	383	375
Premiums, reinsurance and other receivables	54	52
Current income tax recoverable	3	88
Deferred income tax asset	312	423
Total assets designated to the closed block	32,693	33,011
Excess of closed block liabilities over assets designated to the closed block	4,610	5,120
AOCI:
Unrealized investment gains (losses), net of income tax	(820)	(1,357)
Unrealized gains (losses) on derivatives, net of income tax	130	262
Total amounts included in AOCI	(690)	(1,095)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,920	$4,025
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$—	$1,682	$2,969
Change in unrealized investment and derivative gains (losses)	—	(1,682)	(1,287)
Balance at December 31,	$—	$—	$1,682

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Revenues
Premiums	$922	$1,104	$1,298
Net investment income	1,362	1,382	1,541
Net investment gains (losses)	7	(51)	(36)
Net derivative gains (losses)	—	33	18
Total revenues	2,291	2,468	2,821
Expenses
Policyholder benefits and claims	1,706	1,890	2,150
Policyholder dividends	366	458	626
Other expenses	86	90	96
Total expenses	2,158	2,438	2,872
Revenues, net of expenses before provision for income tax expense (benefit)	133	30	(51)
Provision for income tax expense (benefit)	28	6	(11)
Revenues, net of expenses and provision for income tax expense (benefit)	$105	$24	$(40)
MLIC charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as investment management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.
11. Investments
See Note 13 for information about the fair value hierarchy for investments and the related valuation methodologies.
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
11. Investments (continued)
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

	December 31,
	2023					2022
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$85,563	$(68)	$1,894	$6,672	$80,717	$88,466	$(29)	$1,133	$9,540	$80,030
Foreign corporate	59,123	(2)	1,750	5,427	55,444	59,696	(5)	1,213	8,332	52,572
Foreign government	48,260	(88)	1,754	4,437	45,489	50,047	(130)	1,876	5,046	46,747
U.S. government and agency	35,374	—	590	3,712	32,252	35,658	—	431	3,860	32,229
RMBS	31,479	(1)	353	2,735	29,096	29,496	—	187	3,518	26,165
ABS & CLO	17,910	(7)	54	663	17,294	17,991	—	23	1,192	16,822
Municipals	11,991	—	408	1,228	11,171	13,548	—	317	1,713	12,152
CMBS	10,855	(18)	73	961	9,949	11,123	(19)	59	1,100	10,063
Total fixed maturity securities AFS	$300,555	$(184)	$6,876	$25,835	$281,412	$306,025	$(183)	$5,239	$34,301	$276,780
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2023:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$9,644	$48,922	$51,837	$129,750	$60,218	$300,371
Estimated fair value	$9,677	$48,325	$50,598	$116,473	$56,339	$281,412
Actual maturities may differ from contractual maturities due to the exercise of call or prepayment options. Fixed maturity securities AFS not due at a single maturity date have been presented in the year of final contractual maturity. Structured Products are shown separately, as they are not due at a single maturity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Continuous Gross Unrealized Losses for Fixed Maturity Securities AFS by Sector
The following table presents the estimated fair value and gross unrealized losses of fixed maturity securities AFS in an unrealized loss position without an ACL by sector and aggregated by length of time that the securities have been in a continuous unrealized loss position.

	December 31,
	2023				2022
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,722	$420	$45,373	$6,208	$55,210	$7,573	$6,484	$1,965
Foreign corporate	3,210	187	32,355	5,240	31,932	5,999	8,956	2,332
Foreign government	3,913	246	19,715	4,187	16,568	2,170	8,308	2,874
U.S. government and agency	7,856	368	13,960	3,344	20,436	2,784	4,177	1,076
RMBS	3,465	60	17,128	2,675	16,223	1,890	6,650	1,628
ABS & CLO	1,662	31	11,438	629	10,924	712	4,326	480
Municipals	483	34	5,449	1,194	7,277	1,514	482	199
CMBS	1,034	36	6,671	917	6,890	764	2,037	335
Total fixed maturity securities AFS	$26,345	$1,382	$152,089	$24,394	$165,460	$23,406	$41,420	$10,889
Investment grade	$24,834	$1,287	$146,138	$23,675	$157,654	$22,713	$38,785	$10,298
Below investment grade	1,511	95	5,951	719	7,806	693	2,635	591
Total fixed maturity securities AFS	$26,345	$1,382	$152,089	$24,394	$165,460	$23,406	$41,420	$10,889
Total number of securities in an unrealized loss position	2,922		13,049		15,204		4,303

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
11. Investments (continued)
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
•Additional considerations are made when assessing the features that apply to certain Structured Products including, but not limited to: the quality of underlying collateral, historical performance of the underlying loan obligors, historical rent and vacancy levels, changes in the financial condition of the underlying loan obligors, expected prepayment speeds, current and forecasted loss severity, consideration of the payment terms of the underlying loans or assets backing a particular security, changes in the quality of credit enhancement and the payment priority within the tranche structure of the security.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $8.5 billion for the year ended December 31, 2023 to $25.8 billion primarily due to interest rate volatility, narrowing credit spreads, impairments in connection with a reinsurance transaction and, to a lesser extent, the strengthening of foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2023 relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2023, $719 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation, and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
At December 31, 2023, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2023.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2023	(In millions)
Balance at January 1,	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	2	7	2	47
Changes for securities with previously recorded ACL	7	—	(23)	(1)	—	8	(9)
Securities sold or exchanged	(4)	(3)	(19)	—	—	(11)	(37)
Balance at December 31,	$68	$2	$88	$1	$7	$18	$184

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2022	(In millions)
Balance at January 1,	$30	$28	$19	$—	$—	$14	$91
ACL not previously recorded	13	67	207	—	—	5	292
Changes for securities with previously recorded ACL	17	2	(48)	—	—	—	(29)
Securities sold or exchanged	(9)	(93)	(37)	—	—	—	(139)
Effect of foreign currency translation	—	1	(11)	—	—	—	(10)
Write-offs	(22)	—	—	—	—	—	(22)
Balance at December 31,	$29	$5	$130	$—	$—	$19	$183

Equity Securities
The following table presents equity securities by security type. Common stock includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

	December 31,
	2023			2022
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock	$424	$239	$663	$1,347	$195	$1,542
Non-redeemable preferred stock	90	4	94	148	(6)	142
Total	$514	$243	$757	$1,495	$189	$1,684
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds). FVO securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	December 31,
	2023			2022
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,770	$1,112	$8,882	$7,945	$288	$8,233
FVO securities	972	477	1,449	1,161	274	1,435
Total	$8,742	$1,589	$10,331	$9,106	$562	$9,668
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2023		2022
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Commercial	$60,326	65.2%	$52,502	62.7%
Agricultural	19,805	21.4	19,306	23.0
Residential	13,096	14.2	12,482	14.9
Total amortized cost	93,227	100.8	84,290	100.6
Allowance for credit loss	(721)	(0.8)	(527)	(0.6)
Total mortgage loans	$92,506	100.0%	$83,763	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.5 billion included in other liabilities on the consolidated balance sheet. The investment income on these mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability was $408 million for the year ended December 31, 2023, and recorded in investment income and investment expenses, within net investment income. See Note 1.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($736) million and ($744) million at December 31, 2023 and 2022, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $277 million, $204 million, and $95 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2022 was $219 million, $176 million and $81 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $1.5 billion, $3.1 billion and $1.8 billion for the years ended December 31, 2023, 2022 and 2021, respectively.
During the year ended December 31, 2023, the Company disposed of commercial mortgage loans with an amortized cost of $254 million in connection with a reinsurance transaction. The disposition resulted in a loss of $58 million for the year ended December 31, 2023.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
During the years ended December 31, 2023 and 2022, the Company contributed commercial mortgage loans with an amortized cost of $15 million and $489 million, respectively, to joint ventures in anticipation of subsequent foreclosure or deed-in-lieu of foreclosure transactions. During the years ended December 31, 2023 and 2022, the joint ventures completed foreclosure or deed-in-lieu of foreclosure transactions on loans with an amortized cost of $37 million and $467 million, respectively. During the year ended December 31, 2023, no gains or losses were recognized on foreclosures or deed-in-lieu of foreclosures within joint ventures as the estimated fair value of the real estate collateralizing the foreclosures or deed-in-lieu of foreclosures approximated amortized cost. The real estate collateralizing the 2022 foreclosures or deed-in-lieu of foreclosures had an estimated fair value in excess of amortized cost. Therefore, during the year ended December 31, 2022, the Company recognized its pro rata share of $34 million within net investment gains (losses) upon consummation of the foreclosures or deed-in-lieu of foreclosures. See “— Real Estate and Real Estate Joint Ventures” for the carrying value of wholly-owned real estate acquired through foreclosure.
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2023				2022				2021
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$218	$119	$190	$527	$340	$88	$206	$634	$252	$106	$232	$590
Provision (release)	168	89	(8)	249	(2)	53	(8)	43	88	6	(27)	67
Initial credit losses on PCD loans (1)	—	—	—	—	—	—	—	—	—	—	3	3
Charge-offs, net of recoveries	(19)	(36)	—	(55)	(120)	(22)	(8)	(150)	—	(24)	(2)	(26)
Balance at December 31,	$367	$172	$182	$721	$218	$119	$190	$527	$340	$88	$206	$634
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
11. Investments (continued)
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
After commercial and agricultural mortgage loans are approved, the Company makes commitments to lend and, typically, borrowers draw down on some or all of the commitments. The timing of mortgage loan funding is based on the commitment expiration dates. A liability for credit loss for unfunded commercial and agricultural mortgage loan commitments that is not unconditionally cancellable is recognized in earnings and is reported within net investment gains (losses). The liability is based on estimated lifetime loss rates as described above and the amount of the outstanding commitments, which for lines of credit, considers estimated utilization rates. When the commitment is funded or expires, the liability is adjusted accordingly.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means, principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted are considered in determining any ACL recorded. Mortgage loans are summarized as follows at:

	December 31, 2023
	Maturity Extension	Weighted Average Life Increase	% of Total BV
	Amortized Cost	Affected Loans (in Years)
	(Dollars in millions)
Commercial	$522	Less than one year	1.0%
For the year ended December 31, 2023, the Company did not have a significant amount of mortgage loans that were modified to borrowers experiencing financial difficulty that are not considered current.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,592	$2,724	$3,392	$1,787	$4,220	$13,082	$2,698	$30,495	50.6%
65% to 75%	372	4,465	2,737	1,651	1,636	6,114	—	16,975	28.1
76% to 80%	58	846	335	377	1,367	1,692	—	4,675	7.7
Greater than 80%	46	794	977	899	1,392	4,073	—	8,181	13.6
Total	$3,068	$8,829	$7,441	$4,714	$8,615	$24,961	$2,698	$60,326	100.0%
DSCR:
> 1.20x	$2,088	$7,387	$6,880	$4,372	$7,243	$21,644	$2,698	$52,312	86.7%
1.00x - 1.20x	666	590	543	—	849	1,986	—	4,634	7.7
<1.00x	314	852	18	342	523	1,331	—	3,380	5.6
Total	$3,068	$8,829	$7,441	$4,714	$8,615	$24,961	$2,698	$60,326	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,123	$2,796	$2,650	$2,725	$1,728	$5,953	$1,394	$18,369	92.8%
65% to 75%	30	96	301	160	24	542	121	1,274	6.4
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	4	—	—	5	133	14	6	162	0.8
Total	$1,157	$2,892	$2,951	$2,890	$1,885	$6,509	$1,521	$19,805	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2023:

Credit Quality Indicator	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$767	$2,508	$1,501	$336	$927	$6,639	$—	$12,678	96.8%
Nonperforming (1)	5	46	22	16	44	285	—	418	3.2
Total	$772	$2,554	$1,523	$352	$971	$6,924	$—	$13,096	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $140 million and $146 million at December 31, 2023 and 2022, respectively.
LTV ratios compare the unpaid principal balance of the loan to the estimated fair value of the underlying collateral. The amortized cost of commercial and agricultural mortgage loans with an LTV ratio in excess of 100% was $1.6 billion, or 2% of total commercial and agricultural mortgage loans, at December 31, 2023.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both December 31, 2023 and 2022. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Commercial	$75	$6	$3	$6	$427	$169
Agricultural	40	124	—	21	206	131
Residential	418	473	16	12	402	462
Total	$533	$603	$19	$39	$1,035	$762

Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,446	$4,523	$366	$392	$429
Other real estate	507	487	297	252	199
Real estate joint ventures	8,379	8,127	(225)	556	326
Total real estate and real estate joint ventures	$13,332	$13,137	$438	$1,200	$954
The carrying value of wholly-owned real estate acquired through foreclosure was $190 million and $182 million at December 31, 2023 and 2022, respectively. Depreciation expense on real estate investments was $112 million, $118 million and $123 million for the years ended December 31, 2023, 2022 and 2021, respectively. Real estate investments were net of accumulated depreciation of $952 million and $863 million at December 31, 2023 and 2022, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,		Years Ended December 31,
	2023	2022	2023	2022	2021
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,221	$2,206	$228	$183	$196
Retail	753	804	47	60	75
Apartment	641	625	47	56	66
Land	564	562	24	26	28
Industrial	200	254	15	62	58
Hotel	67	72	5	5	6
Total leased real estate investments	$4,446	$4,523	$366	$392	$429
Future contractual receipts under operating leases at December 31, 2023 were $244 million in 2024, $200 million in 2025, $164 million in 2026, $144 million in 2027, $125 million in 2028, $957 million thereafter and, in total, were $1.8 billion.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 12), direct financing and leveraged leases (see Note 1), annuities funding structured settlement claims (see Note 1),operating joint ventures (see Note 1), COLI (see Note 1), tax credit and renewable energy partnerships (see Note 1) and FHLBNY common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”).
Tax Credit Partnerships
The carrying value of tax credit partnerships was $518 million and $759 million at December 31, 2023 and 2022, respectively. Losses from tax credit partnerships included within net investment income were $145 million, $174 million and $195 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $10.8 billion and $10.0 billion, principally at estimated fair value, at December 31, 2023 and 2022, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	December 31,
	2023	2022
	(In millions)
Japan	$22,606	$24,295
South Korea	$6,411	$5,887
Mexico	$3,778	$3,463

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2023			2022
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$10,510	$10,788	$10,553	$11,756	$12,092	$11,833
Repurchase agreements	$3,029	$2,975	$2,913	$3,176	$3,125	$3,057
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2023 and within fixed maturity securities AFS and short-term investments at December 31, 2022.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2023					2022
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,393	$4,106	$3,919	$—	$9,418	$1,945	$5,448	$3,101	$—	$10,494
Foreign government	—	483	624	—	1,107	—	422	922	—	1,344
Agency RMBS	—	88	175	—	263	—	63	191	—	254
Total	$1,393	$4,677	$4,718	$—	$10,788	$1,945	$5,933	$4,214	$—	$12,092
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$3,125	$—	$—	$3,125
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly-traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value and were as follows at:

	December 31,
	2023	2022
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,596	$1,514
Invested assets held in trust (external reinsurance agreements) (1)	941	881
Invested assets pledged as collateral (2)	26,017	25,442
Total invested assets on deposit, held in trust and pledged as collateral	$28,554	$27,837
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion and $1.9 billion at December 31, 2023 and 2022, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5), derivative transactions (see Note 12), secured debt and short-term debt related to repurchase agreements (see Note 16), and a collateral financing arrangement (see Note 17).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 10 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $714 million and $729 million, at redemption value, at December 31, 2023 and 2022, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $25.2 billion at December 31, 2023, comprised primarily of other limited partnership interests (private equity funds and hedge funds), real estate joint ventures (including real estate funds), tax credit and renewable energy partnerships and operating joint ventures. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $6.7 billion of unfunded commitments at December 31, 2023.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2022 and 2021.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.2 trillion at both December 31, 2023 and 2022. Aggregate total liabilities of these entities totaled $148.0 billion and $148.9 billion at December 31, 2023 and 2022, respectively. Aggregate net income (loss) of these entities totaled $32.8 billion, ($11.8) billion and $231.0 billion for the years ended December 31, 2023, 2022 and 2021, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).
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
11. Investments (continued)
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2023		2022
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$282	$1	$266	$1
Renewable energy partnership (primarily other invested assets)	64	—	76	—
Total	$346	$1	$342	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2023		2022
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$54,182	$54,182	$51,422	$51,422
Other limited partnership interests	14,034	19,591	13,244	18,906
Other invested assets	1,206	1,275	1,310	1,387
Other investments (Real estate joint ventures and FVO securities)	1,039	1,055	945	948
Total	$70,461	$76,103	$66,921	$72,663
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
In connection with the reinsurance transaction with subsidiaries of Global Atlantic Financial Group, collateral securing the reinsurance transaction was transferred to trusts that do not have substantial equity. The Company does not have a carrying amount related to the trusts but does manage a portion of the invested assets. For managing these assets, the Company will receive an investment management fee which represents a variable interest. The Company’s maximum exposure to loss is limited to the investment management fee revenue that has been earned but not yet received. See Note 9 for further information on this reinsurance transaction.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
As described in Note 24, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2023, 2022 and 2021.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2023	2022	2021
	(In millions)
Fixed maturity securities AFS	$12,990	$11,490	$10,996
Equity securities	32	36	36
FVO securities	188	(127)	167
Mortgage loans	4,761	3,539	3,435
Policy loans	471	460	474
Real estate and REJV	438	1,200	954
OLPI	454	858	4,927
Cash, cash equivalents and short-term investments	1,011	358	103
Operating joint ventures	38	51	77
Other	604	633	223
Subtotal investment income	20,987	18,498	21,392
Less: Investment expenses	2,262	1,284	949
Subtotal, net	18,725	17,214	20,443
Unit-linked investments	1,183	(1,298)	952
Net investment income	$19,908	$15,916	$21,395

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$207	$155	$518
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	1,168	(1,586)	616
Net realized and unrealized gains (losses) recognized in NII	$1,375	$(1,431)	$1,134

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$1,119	$(1,286)	$730

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$151	$1,305	$5,136

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2023	2022	2021
	(In millions)
Fixed maturity securities AFS (1)	$(2,471)	$(1,912)	$66
Equity securities	81	(133)	108
Mortgage loans (1)	(270)	21	(18)
Real estate and REJV (excluding changes in estimated fair value)	69	653	502
OLPI (excluding changes in estimated fair value)	12	53	(6)
Other gains (losses) (2)	(158)	178	131
Subtotal	(2,737)	(1,140)	783
Change in estimated fair value of OLPI and REJV	(6)	(14)	45
Non-investment portfolio gains (losses)	(81)	(106)	715
Subtotal	(87)	(120)	760
Net investment gains (losses)	$(2,824)	$(1,260)	$1,543

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(1,028)	$(880)	$711
Impairment (losses) (1), (2)	(1,498)	(40)	(24)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(271)	(134)	(86)
Unrealized net gains (losses) recognized in earnings	54	(100)	227
Total recognized gains (losses)	(217)	(234)	141
Non-investment portfolio gains (losses)	(81)	(106)	715
Net investment gains (losses)	$(2,824)	$(1,260)	$1,543

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$22	$(89)	$77

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(7)	$38	$88
Gains (losses) on leveraged leases and renewable energy partnerships	$24	$33	$12

Foreign currency gains (losses)	$52	$183	$(9)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(1,028)	$(880)	$711
Recognized in NII	207	155	518
Net realized investment gains (losses) from sales and disposals of investments	$(821)	$(725)	$1,229
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
(1)Includes a net loss of $1.2 billion during the year ended December 31, 2023 for investments disposed of in connection with a reinsurance transaction.The net loss was comprised of ($1.3) billion of impairments and $95 million of realized gains on disposal for fixed maturity securities AFS, ($56) million of adjustments to mortgage loans, reflected as impairments, (calculated at lower of amortized cost or estimated fair value), and ($2) million of realized losses on disposal for mortgage loans. See Note 9 for further information on this reinsurance transaction.
(2)See Note 3 for information regarding the Company’s pending disposition of MetLife Malaysia.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2023	2022	2021
	(In millions)
Proceeds	$40,625	$67,754	$54,612
Gross investment gains	$563	$935	$761
Gross investment (losses)	(1,732)	(2,704)	(656)
Realized gains (losses) on sales and disposals	(1,169)	(1,769)	105
Net credit loss (provision) release (change in ACL recognized in earnings)	(2)	(103)	(15)
Impairment (losses)	(1,300)	(40)	(24)
Net credit loss (provision) release and impairment (losses)	(1,302)	(143)	(39)
Net investment gains (losses)	$(2,471)	$(1,912)	$66

Equity Securities
Realized gains (losses) on sales and disposals	$21	$(47)	$(69)
Unrealized net gains (losses) recognized in earnings	60	(86)	177
Net investment gains (losses)	$81	$(133)	$108
12. Derivatives
Accounting for Derivatives
See Note 1 for a description of the Company’s accounting policies for derivatives and Note 13 for information about the fair value hierarchy for derivatives.
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
12. Derivatives (continued)
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
Synthetic GICs are contracts that simulate the performance of traditional GICs through the use of financial instruments. The contractholder owns the underlying assets, and the Company provides a guarantee (or “wrap”) on the participant funds for an annual risk charge. The Company’s maximum exposure to loss on synthetic GICs is the notional amount, in the event the values of all of the underlying assets were reduced to zero. The Company’s risk is substantially lower due to contractual provisions that limit the portfolio to high quality assets, which are pre-approved and monitored for compliance, as well as the collection of risk charges. In addition, the crediting rates reset periodically to amortize market value gains and losses over a period equal to the duration of the wrapped portfolio, subject to a 0% floor. While plan participants may transact at book value, contractholder withdrawals may only occur immediately at market value, or at book value paid over a period of time per contract provisions. Synthetic GICs are not designated as hedging instruments.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
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
12. Derivatives (continued)
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
12. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2023			2022
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,550	$1,257	$535	$4,143	$1,353	$467
Foreign currency swaps	Foreign currency exchange rate	1,475	55	—	602	82	—
Foreign currency forwards	Foreign currency exchange rate	450	—	65	1,336	10	89
Subtotal		6,475	1,312	600	6,081	1,445	556
Cash flow hedges:
Interest rate swaps	Interest rate	4,156	1	265	4,107	8	262
Interest rate forwards	Interest rate	6,115	51	938	7,447	1	1,354
Foreign currency swaps	Foreign currency exchange rate	43,906	2,457	1,509	42,608	3,554	1,699
Subtotal		54,177	2,509	2,712	54,162	3,563	3,315
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	503	—	8	680	—	38
Currency options	Foreign currency exchange rate	3,000	394	—	3,000	236	—
Subtotal		3,503	394	8	3,680	236	38
Total qualifying hedges		64,155	4,215	3,320	63,923	5,244	3,909
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,801	1,497	1,102	31,661	1,660	1,354
Interest rate floors	Interest rate	15,321	41	—	25,270	125	—
Interest rate caps	Interest rate	30,016	373	—	48,290	950	—
Interest rate futures	Interest rate	1,243	1	5	1,453	2	1
Interest rate options	Interest rate	43,926	385	103	44,391	473	88
Interest rate forwards	Interest rate	2,383	69	36	381	—	32
Synthetic GICs	Interest rate	49,066	—	—	46,316	—	—
Foreign currency swaps	Foreign currency exchange rate	11,891	1,200	356	12,815	1,454	383
Foreign currency forwards	Foreign currency exchange rate	14,128	310	806	16,195	544	661
Currency futures	Foreign currency exchange rate	314	2	—	333	8	—
Currency options	Foreign currency exchange rate	50	—	—	—	—	—
Credit default swaps — purchased	Credit	2,877	3	79	2,925	18	79
Credit default swaps — written	Credit	12,468	233	5	11,512	133	28
Equity futures	Equity market	2,163	8	11	2,988	8	4
Equity index options	Equity market	19,421	399	255	16,701	765	323
Equity variance swaps	Equity market	99	—	2	163	4	1
Equity total return swaps	Equity market	1,912	1	218	2,799	23	112
Total non-designated or nonqualifying derivatives		237,079	4,522	2,978	264,193	6,167	3,066
Total		$301,234	$8,737	$6,298	$328,116	$11,411	$6,975
Included in the table above, the Company uses various OTC and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	December 31, 2023			December 31, 2022
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,096	$13	$663	$9,098	$41	$764
Foreign currency exchange rate	716	22	2	887	26	2
Equity market	5,189	77	373	8,829	233	381
	$15,001	$112	$1,038	$18,814	$300	$1,147
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($596) million and ($640) million for the years ended December 31, 2023 and 2022, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both December 31, 2023 and 2022. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules; (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship; (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income; and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The Effects of Derivatives on the Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, NIFO, nonqualifying hedging relationships and embedded derivatives:

	Year Ended December 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	N/A	$—	$29	$—	N/A
Hedged items	3	—	N/A	(26)	(31)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(39)	(41)	N/A	—	20	—	N/A
Hedged items	38	33	N/A	—	(24)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(20)	N/A	—	—	—	N/A
Subtotal	(1)	(28)	N/A	(26)	(6)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$109
Amount of gains (losses) reclassified from AOCI into income	50	90	—	—	—	—	(140)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1,215)
Amount of gains (losses) reclassified from AOCI into income	4	558	—	—	—	2	(564)
Foreign currency transaction gains (losses) on hedged items	—	(547)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	54	102	—	—	—	2	(1,811)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	5	N/A	N/A	N/A	N/A	226
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	20
Subtotal	N/A	5	N/A	N/A	N/A	N/A	246
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(979)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(1,443)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(17)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	135	N/A	N/A	N/A	N/A
Equity derivatives (1)	(52)	N/A	(1,296)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	366	N/A	N/A	N/A	N/A
Subtotal	(52)	N/A	(3,234)	N/A	N/A	N/A	N/A
Earned income on derivatives	178	—	1,055	4	(149)	—	—
Synthetic GICs	N/A	N/A	75	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(36)	N/A	N/A	N/A	N/A
Total	$179	$79	$(2,140)	$(22)	$(155)	$2	$(1,565)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$9	$—	N/A	$(959)	$(254)	$—	N/A
Hedged items	(9)	—	N/A	905	249	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	109	(220)	N/A	—	—	—	N/A
Hedged items	(110)	217	N/A	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	46	N/A	—	—	—	N/A
Subtotal	(1)	43	N/A	(54)	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(2,367)
Amount of gains (losses) reclassified from AOCI into income	59	41	—	—	—	4	(104)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,784
Amount of gains (losses) reclassified from AOCI into income	6	(609)	—	—	—	1	602
Foreign currency transaction gains (losses) on hedged items	—	587	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	65	19	—	—	—	5	(85)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	85
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	47
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	132
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	N/A	(3,967)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	2	N/A	(372)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	75	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(92)	N/A	N/A	N/A	N/A
Equity derivatives (1)	45	N/A	673	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	282	N/A	N/A	N/A	N/A
Subtotal	50	N/A	(3,401)	N/A	N/A	N/A	N/A
Earned income on derivatives	376	—	1,029	112	(120)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	121	N/A	N/A	N/A	N/A
Total	$490	$62	$(2,251)	$58	$(125)	$5	$47

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	Year Ended December 31, 2021
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$6	$—	N/A	$(373)	$(83)	$—	N/A
Hedged items	(6)	—	N/A	328	78	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	50	(191)	N/A	—	—	—	N/A
Hedged items	(44)	185	N/A	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	N/A
Subtotal	6	(6)	N/A	(45)	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(599)
Amount of gains (losses) reclassified from AOCI into income	56	84	—	—	—	3	(143)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	500
Amount of gains (losses) reclassified from AOCI into income	8	(403)	—	—	—	2	393
Foreign currency transaction gains (losses) on hedged items	—	401	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(14)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	64	82	—	—	—	5	137
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	97
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	42
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	139
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	2	N/A	(2,041)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(983)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	9	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	41	N/A	N/A	N/A	N/A
Equity derivatives (1)	(56)	N/A	(1,580)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	249	N/A	N/A	N/A	N/A
Subtotal	(54)	N/A	(4,305)	N/A	N/A	N/A	N/A
Earned income on derivatives	151	—	993	166	(121)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	55	—	N/A	N/A	N/A
Total	$167	$76	$(3,257)	$121	$(126)	$5	$276
__________________
(1)Excludes earned income on derivatives.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(In millions)
Fixed maturity securities AFS	$454	$1,411	$3	$1
Mortgage loans	$359	$331	$(11)	$(19)
Future policy benefits	$(2,863)	$(2,816)	$191	$199
Policyholder account balances	$(1,911)	$(1,789)	$25	$104
__________________
(1)Includes ($111) million and ($136) million of hedging adjustments on discontinued hedging relationships at December 31, 2023 and 2022, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $31 million, $30 million and ($1) million for the years ended December 31, 2023, 2022 and 2021, respectively.
At December 31, 2023 and 2022, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years and six years, respectively.
At December 31, 2023 and 2022, the balance in AOCI associated with cash flow hedges was $166 million and $2.0 billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2023, the Company expected to reclassify $41 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its NIFO against adverse movements in exchange rates. The Company also designates a portion of its foreign-denominated debt as a non-derivative hedging instrument of its net investments in foreign operations. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses its non-derivative hedging instruments based upon the change in spot rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When net investments in foreign operations are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.
At December 31, 2023 and 2022, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $681 million and $435 million, respectively. At December 31, 2023 and 2022, the carrying amount of debt designated as a non-derivative hedging instrument was $298 million and $318 million, respectively.
See Note 16 for additional information on foreign-denominated debt.
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
12. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2023			2022
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$2	$150	1.6	$3	$158	2.2
Credit default swaps referencing indices	80	3,830	2.7	79	4,251	3.4
Subtotal	82	3,980	2.6	82	4,409	3.4
Baa
Single name credit default swaps (3)	1	99	2.1	1	81	2.5
Credit default swaps referencing indices	145	8,188	5.4	28	6,775	5.6
Subtotal	146	8,287	5.3	29	6,856	5.5
Ba
Single name credit default swaps (3)	—	17	2.1	—	62	1.3
Credit default swaps referencing indices	2	25	3.0	2	25	4.0
Subtotal	2	42	2.6	2	87	2.1
B
Credit default swaps referencing indices	2	129	5.0	2	130	4.7
Subtotal	2	129	5.0	2	130	4.7
Caa
Credit default swaps referencing indices	(4)	30	2.5	(10)	30	3.5
Subtotal	(4)	30	2.5	(10)	30	3.5
Total	$228	$12,468	4.5	$105	$11,512	4.7
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
12. Derivatives (continued)
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
See Note 13 for a description of the impact of credit risk on the valuation of derivatives.
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2023		2022
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,749	$6,014	$11,438	$6,628
OTC-cleared (1)	158	277	121	342
Exchange-traded	11	16	18	5
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,918	6,307	11,577	6,975
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,568)	(3,568)	(4,579)	(4,579)
OTC-cleared	(5)	(5)	(33)	(33)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,448)	—	(5,432)	—
OTC-cleared	(150)	(239)	(35)	(295)
Exchange-traded	—	(5)	—	(3)
Securities collateral: (5)
OTC-bilateral	(1,563)	(2,427)	(1,322)	(2,024)
OTC-cleared	—	(33)	—	(14)
Exchange-traded	—	(10)	—	(1)
Net amount after application of master netting agreements and collateral	$183	$19	$175	$25
__________________
(1)At December 31, 2023 and 2022, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $181 million and $166 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $9 million and $0, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2023 and 2022, the Company received excess cash collateral of $163 million and $252 million, respectively, and provided excess cash collateral of $98 million and $125 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2023, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2023 and 2022, the Company received excess securities collateral with an estimated fair value of $298 million and $398 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2023 and 2022, the Company provided excess securities collateral with an estimated fair value of $1.5 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $945 million and $1.0 billion, respectively, for its OTC-cleared derivatives, and $137 million and $184 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2023, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2023			2022
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,443	$4	$2,447	$2,049	$—	$2,049
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,011	$6	$3,017	$2,267	$—	$2,267
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2023	2022
		(In millions)
Funds withheld on ceded reinsurance	Other liabilities	$(70)	$(123)
Fixed annuities with equity indexed returns	Policyholder account balances	163	140
Total		$93	$17

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value
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
13. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,003	$13,714	$80,717
Foreign corporate	—	40,813	14,631	55,444
Foreign government	—	45,438	51	45,489
U.S. government and agency	15,327	16,925	—	32,252
RMBS	3	27,495	1,598	29,096
ABS & CLO	—	15,191	2,103	17,294
Municipals	—	11,171	—	11,171
CMBS	—	9,099	850	9,949
Total fixed maturity securities AFS	15,330	233,135	32,947	281,412
Equity securities	429	79	249	757
Unit-linked and FVO securities (1)	7,520	1,708	1,103	10,331
Short-term investments (2)	5,103	667	27	5,797
Other investments	48	363	975	1,386
Derivative assets: (3)
Interest rate	1	3,674	—	3,675
Foreign currency exchange rate	2	4,393	23	4,418
Credit	—	228	8	236
Equity market	8	393	7	408
Total derivative assets	11	8,688	38	8,737
Market risk benefits	—	—	286	286
Reinsured market risk benefits (4)	—	—	18	18
Separate account assets (5)	66,229	77,258	1,147	144,634
Total assets (6)	$94,670	$321,898	$36,790	$453,358
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$2,805	$174	$2,984
Foreign currency exchange rate	—	2,737	7	2,744
Credit	—	84	—	84
Equity market	11	475	—	486
Total derivative liabilities	16	6,101	181	6,298
Embedded derivatives within liability host contracts (7)	—	—	93	93
Market risk benefits	—	—	3,179	3,179
Separate account liabilities (5)	4	4	—	8
Total liabilities	$20	$6,105	$3,453	$9,578

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both December 31, 2023 and 2022.
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
(4)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the consolidated balance sheets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
(5)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At December 31, 2023 and 2022, the estimated fair value of such investments was $52 million and $65 million, respectively.
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
13. Fair Value (continued)

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
13. Fair Value (continued)

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
OLPI
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
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
13. Fair Value (continued)
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

					December 31, 2023				December 31, 2022				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	4	-	131	93	—	-	126	87	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	110	92	20	-	109	90	Increase
	•	Consensus pricing	•	Offered quotes (4)	86	-	102	96	5	-	99	93	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	112	93	—	-	106	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	101	93	3	-	102	91	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	367	-	399	385	372	-	392	381	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	185	-	399	193	74	-	1,938	208	Increase (7)
Credit	•	Present value techniques	•	Credit spreads (8)	—	-	—	—	84	-	138	101	Decrease (7)
	•	Consensus pricing	•	Offered quotes (9)
Market Risk Benefits and Reinsured Market Risk Benefits
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(10)
				Ages 41 - 60	0.04%	-	0.75%	0.22%	0.05%	-	0.75%	0.20%	(10)
				Ages 61 - 115	0%	-	100%	1.23%	0.23%	-	100%	1.44%	(10)
			•	Lapse rates:
				Durations 1 - 10	0.39%	-	20.10%	8.72%	0.40%	-	37.50%	8.96%	Decrease (11)
				Durations 11 - 20	0.39%	-	15%	4.34%	0.49%	-	35.75%	6.52%	Decrease (11)
				Durations 21 - 116	0.10%	-	15%	4.59%	0.49%	-	35.75%	2.89%	Decrease (11)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.38%	Increase (12)
			•	Withdrawal rates	0%	-	20%	4.47%	0%	-	20%	4.02%	(13)
			•	Long-term equity volatilities	8.05%	-	21.85%	18.55%	8.26%	-	22.01%	18.49%	Increase (14)
			•	Nonperformance risk spread	0.38%	-	1.59%	0.73%	0.34%	-	1.77%	0.75%	Decrease (15)
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
13. Fair Value (continued)
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
(9)At December 31, 2023 and 2022, independent non-binding broker quotations were used in the determination of less than 1% and 1%, respectively, of the total net derivative estimated fair value.
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
13. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2022	$25,435	$91	$5,871	$151	$901
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(7)	(38)	29	16	(133)
Total realized/unrealized gains (losses) included in AOCI	(6,221)	(13)	(478)	—	—
Purchases (3)	5,273	36	967	108	28
Sales (3)	(1,762)	(9)	(984)	(14)	(24)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	2,127	46	251	—	23
Transfers out of Level 3 (4)	(444)	(10)	(1,387)	(2)	(8)
Balance, December 31, 2022	24,401	103	4,269	259	787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(35)	2	(11)	9	138
Total realized/unrealized gains (losses) included in AOCI	1,413	(3)	33	—	—
Purchases (3)	4,896	13	757	2	205
Sales (3)	(2,112)	(12)	(707)	(21)	(19)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	249	4	322	—	1
Transfers out of Level 3 (4)	(467)	(56)	(112)	—	(9)
Balance, December 31, 2023	$28,345	$51	$4,551	$249	$1,103
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (5)	$(5)	$—	$42	$13	$101
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$(3)	$(38)	$27	$11	$(131)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$(10)	$2	$10	$—	$136
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (5)	$(1,293)	$(2)	$(24)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$(6,136)	$(13)	$(450)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$1,371	$(3)	$14	$—	$—
Gains (Losses) Data for the year ended December 31, 2021:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(34)	$—	$46	$27	$101
Total realized/unrealized gains (losses) included in AOCI	$(1,334)	$(2)	$(26)	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Residential Mortgage Loans - FVO	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2022	$3	$127	$898	$(152)	$(222)	$2,131
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(8)	57	238	121	61
Total realized/unrealized gains (losses) included in AOCI	—	—	—	(537)	—	—
Purchases (3)	56	—	246	82	—	202
Sales (3)	(2)	(108)	(177)	—	—	(1,164)
Issuances (3)	—	—	—	(3)	—	(2)
Settlements (3)	—	(11)	—	201	84	4
Transfers into Level 3 (4)	—	—	—	—	—	1
Transfers out of Level 3 (4)	—	—	(98)	1	—	(23)
Balance, December 31, 2022	57	—	926	(170)	(17)	1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	22	(39)	(36)	(60)
Total realized/unrealized gains (losses) included in AOCI	1	—	—	(5)	—	—
Purchases (3)	27	—	27	—	—	167
Sales (3)	(48)	—	—	—	—	(180)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	199	(40)	1
Transfers into Level 3 (4)	—	—	—	—	—	13
Transfers out of Level 3 (4)	(10)	—	—	(128)	—	(4)
Balance, December 31, 2023	$27	$—	$975	$(143)	$(93)	$1,147
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2021 (5)	$—	$(10)	$89	$(361)	$55	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$—	$—	$56	$325	$121	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$—	$—	$23	$(39)	$(36)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2021 (5)	$—	$—	$—	$(128)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$—	$—	$—	$(459)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$—	$—	$—	$(5)	$—	$—
Gains (Losses) Data for the year ended December 31, 2021:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$1	$(5)	$94	$(460)	$55	$29
Total realized/unrealized gains (losses) included in AOCI	$(3)	$—	$—	$(334)	$—	$—
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
13. Fair Value (continued)
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

	December 31,
	2023	2022
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$474	$263
Other invested assets (2)	$63	$—
Other assets (3)	$—	$1

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(215)	$(13)	$(116)
Other invested assets (2)	$(136)	$—	$—
Other assets (3)	$(5)	$(14)	$(74)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 11.
(2)The Company recognized an impairment loss for the year ended December 31, 2023 in connection with the pending disposition of MetLife Malaysia. See Note 3.
(3)The Company recognized impairments related to the abandonment of certain leased office space and the related leasehold improvements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$92,506	$—	$—	$87,753	$87,753
Policy loans	$8,788	$—	$—	$9,516	$9,516
Other invested assets	$919	$—	$714	$205	$919
Premiums, reinsurance and other receivables	$5,182	$—	$791	$4,400	$5,191
Other assets	$268	$—	$82	$184	$266
Liabilities
Policyholder account balances	$138,233	$—	$—	$134,025	$134,025
Long-term debt	$15,516	$—	$15,621	$—	$15,621
Collateral financing arrangement	$637	$—	$—	$551	$551
Junior subordinated debt securities	$3,161	$—	$3,552	$—	$3,552
Other liabilities	$10,556	$—	$609	$9,651	$10,260
Separate account liabilities	$75,705	$—	$75,705	$—	$75,705

	December 31, 2022
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$83,763	$—	$—	$78,694	$78,694
Policy loans	$8,874	$—	$—	$9,682	$9,682
Other invested assets	$946	$—	$729	$217	$946
Premiums, reinsurance and other receivables	$2,905	$—	$1,042	$1,921	$2,963
Other assets	$267	$—	$90	$175	$265
Liabilities
Policyholder account balances	$133,788	$—	$—	$127,514	$127,514
Long-term debt	$14,591	$—	$14,241	$—	$14,241
Collateral financing arrangement	$716	$—	$—	$591	$591
Junior subordinated debt securities	$3,158	$—	$3,502	$—	$3,502
Other liabilities	$2,908	$—	$1,377	$1,793	$3,170
Separate account liabilities	$81,976	$—	$81,976	$—	$81,976
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 14 years. The remaining lease terms for the subleases are less than one year to seven years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2023	December 31, 2022
	(In millions)
ROU assets	$1,061	$961
Lease liabilities	$1,231	$1,147
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Operating lease cost	$244	$246	$271
Variable lease cost	$52	$45	$32
Sublease income	$(95)	$(103)	$(99)
Net lease cost	$201	$188	$204
The Company recognized lease ROU asset impairment charges of $5 million, $10 million, and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$253	$249
ROU assets obtained in exchange for new lease liabilities	$242	$58
Weighted-average remaining lease term	8 years	6 years
Weighted-average discount rate	4.4%	3.5%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases (continued)
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2023
(In millions)
2024	$246
2025	225
2026	203
2027	168
2028	121
Thereafter	526
Total undiscounted cash flows	1,489
Less: interest	258
Present value of lease liability	$1,231
See Notes 11 and 16 for information about the Company’s investments in leased real estate and financing lease obligations.
15. Goodwill
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Group Benefits (1)	RIS (1)	Asia (2)	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2021
Goodwill	$1,158	$912	$4,763	$1,143	$1,146	$1,567	$103	$10,792
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,763	1,143	1,146	887	103	10,112
Effect of foreign currency translation and other	—	—	(211)	(166)	(200)	—	—	(577)
Balance at December 31, 2021
Goodwill	1,158	912	4,552	977	946	1,567	103	10,215
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,552	977	946	887	103	9,535
Acquisitions	—	—	—	—	—	—	40	40
Effect of foreign currency translation and other	—	—	(243)	3	(38)	—	—	(278)
Balance at December 31, 2022
Goodwill	1,158	912	4,309	980	908	1,567	143	9,977
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,309	980	908	887	143	9,297
Acquisitions	—	—	—	—	—	—	30	30
Effect of foreign currency translation and other	—	—	(95)	(4)	8	—	—	(91)
Balance at December 31, 2023
Goodwill	1,158	912	4,214	976	916	1,567	173	9,916
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	$1,158	$912	$4,214	$976	$916	$887	$173	$9,236
__________________
(1)See Note 2 for information on the reorganization of the Company’s segments.
(2)Includes goodwill of $4.1 billion, $4.2 billion and $4.4 billion from the Company’s Japan operations at December 31, 2023, 2022 and 2021, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
	Interest Rates (1)						2023			2022
	Range			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Senior notes	0.50%	-	6.50%	2024	-	2054	$14,622	$(106)	$14,516	$13,671	$(83)	$13,588
Surplus notes	7.63%	-	7.88%	2024	-	2025	507	—	507	507	(1)	506
Other notes	2.03%	-	8.43%	2024	-	2028	495	(2)	493	500	(3)	497
Financing lease obligations							32	—	32	56	—	56
Total long-term debt							15,656	(108)	15,548	14,734	(87)	14,647
Total short-term debt							119	—	119	175	—	175
Total							$15,775	$(108)	$15,667	$14,909	$(87)	$14,822
__________________
(1)Range of interest rates are for the year ended December 31, 2023.
The aggregate maturities of long-term debt at December 31, 2023 for the next five years and thereafter are $1.8 billion in 2024, $1.3 billion in 2025, $180 million in 2026, $52 million in 2027, $348 million in 2028 and $11.9 billion thereafter.
Financing lease obligations are collateralized and rank highest in priority, followed by unsecured senior notes and other notes, and then subordinated debt which consists of junior subordinated debt securities (see Note 18). Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations of the operating company issuing the notes and are senior to obligations of MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile of the issuer of the notes. The Company’s collateral financing arrangement (see Note 17) is supported by surplus notes of a subsidiary and, accordingly, has priority consistent with surplus notes.
Certain of the Company’s debt instruments and committed facilities, as well as its $3.0 billion unsecured revolving credit facility (the “Credit Facility”), contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2023.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt (continued)
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Commercial paper	$—	$99
Short-term borrowings (1)	119	76
Total short-term debt	$119	$175
Average daily balance	$142	$237
Average days outstanding	65 days	157 days
__________________
(1)Includes $115 million and $76 million at December 31, 2023 and 2022, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
For the years ended December 31, 2023, 2022 and 2021, the weighted average interest rate on short-term debt was 8.63%, 5.23% and 1.41%, respectively.
Interest Expense
Interest expense included in other expenses was $740 million, $655 million and $647 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such amounts do not include interest expense on long-term debt related to the collateral financing arrangement or junior subordinated debt securities. See Notes 17 and 18.
Credit and Committed Facilities
At December 31, 2023, the Company maintained the Credit Facility, as well as certain committed facilities aggregating $3.2 billion (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $6 million, $8 million and $10 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were included in other expenses. Information on the Credit Facility at December 31, 2023 was as follows:

Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2028	(1)	$3,000	$297	$—	$2,703
__________________
(1)     In May 2023, the Credit Facility was amended and restated to, among other things, extend the maturity date. All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt (continued)
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $9 million, $9 million and $12 million for the years ended December 31, 2023, 2022 and 2021, respectively. Information on the Committed Facilities at December 31, 2023 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont and MetLife, Inc.	November 2026	(1), (2)	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	December 2037	(1), (3)	2,896	2,499	—	397
Total			$3,246	$2,849	$—	$397
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)The issuance of additional letters of credit is at the discretion of the counterparty.
(3)Capacity at December 31, 2023 of $2.9 billion decreases gradually between 2025 and 2037 to $2.0 billion, and the facility expires in December 2037. Unused commitment of $397 million is based on maximum capacity. At December 31, 2023, Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”), a former subsidiary of MetLife, Inc., is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
17. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (See Note 10) was as follows at:

	December 31,
	2023	2022
	(In millions)
Surplus notes outstanding (1)	$637	$716
Receivable from unaffiliated financial institution (1)	$85	$93
Pledged collateral (2)	$10	$43
Assets held in trust (2)	$1,397	$1,369
__________________
(1)At carrying value.
(2)At estimated fair value.
Interest expense on the collateral financing arrangement was $44 million, $22 million and $11 million for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in other expenses.
In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of MetLife, Inc. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion in aggregate principal amount of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrued at an annual rate of three-month LIBOR plus 0.55%, payable quarterly. For interest periods that commenced after June 30, 2023, the three-month LIBOR rate was replaced with the CME Term Secured Overnight Financing Rate (“SOFR”) published for a three-month tenor plus a spread adjustment of 0.26161%. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Collateral Financing Arrangement (continued)
Simultaneously with the issuance of the surplus notes, MetLife, Inc. entered into an agreement with the unaffiliated financial institution, under which MetLife, Inc. received interest payable by MRC on the surplus notes in exchange for the payment of three-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. For interest periods that commenced after June 30, 2023, the three-month LIBOR rate under the agreement was replaced with compounded SOFR calculated in arrears plus a spread adjustment of 0.26161%. MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments are accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and do not reduce the principal amount outstanding of the surplus notes. Such payments, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution reduces the receivable by an amount equal to such payment and also increases the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes.
For the years ended December 31, 2023, 2022 and 2021, following regulatory approval, MRC repurchased $79 million, $50 million and $79 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in 2023, 2022 and 2021 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2023, 2022 and 2021, the Company received payments in the aggregate amount of $8 million, $7 million and $10 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2023, 2022 or 2021.
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
18. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2023			2022
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	SOFR + 0.26161% + 2.205%	December 2066	$1,250	$(14)	$1,236	$1,250	$(15)	$1,235
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	SOFR + 0.26161% + 3.960%	December 2067	700	(12)	688	700	(13)	687
MetLife, Inc.	April 2008	9.250%	April 2038	SOFR + 0.26161% + 5.540%	April 2068	750	(8)	742	750	(9)	741
MetLife, Inc.	July 2009	10.750%	August 2039	SOFR + 0.26161% + 7.548%	August 2069	500	(5)	495	500	(5)	495
Total						$3,200	$(39)	$3,161	$3,200	$(42)	$3,158
_________________
(1)Prior to the scheduled redemption date, interest is payable semiannually in arrears.
(2)In the event the securities are not redeemed on or before the scheduled redemption date, interest will accrue after such date at an annual rate based on the three-month CME Term SOFR plus 0.26161% and the indicated margin, payable quarterly in arrears.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Junior Subordinated Debt Securities (continued)
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
Interest expense on outstanding junior subordinated debt securities was $261 million for each of the years ended December 31, 2023, 2022 and 2021, which is included in other expenses.
19. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both December 31, 2023 and 2022:

Series	Shares Authorized	Shares Issued and Outstanding
Series A preferred stock	27,600,000	24,000,000
Series D preferred stock	500,000	500,000
Series E preferred stock	32,200	32,200
Series F preferred stock	40,000	40,000
Series G preferred stock	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2023:

Series	Per Annum Dividend Rate
A	Three-month CME Term SOFR plus a spread adjustment of 0.26161% + 1.000%, with floor of 4.000%, payable quarterly in March, June, September and December
D
5.875% from issuance date to, but excluding, March 15, 2028, payable semiannually in March and September; three-month CME Term SOFR plus a spread adjustment of 0.26161% + 2.959% payable quarterly in March, June, September and December, thereafter

E	5.625% from issuance date, payable quarterly in March, June, September and December
F	4.750% from issuance date, payable quarterly in March, June, September and December
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
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
MetLife, Inc. may, at its option, redeem the 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”), in whole or in part, at any time or from time to time at a redemption price equal to $25,000 per share of Series E preferred stock (equivalent to $25 per depositary share, each Series E depositary share representing a 1/1,000th interest in a share of the Series E preferred stock), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”), (i) in whole but not in part at any time prior to March 15, 2025, within 90 days after the occurrence of a “rating agency event,” at a redemption price equal to $25,500 per share of Series F preferred stock (equivalent to $25.50 per Series F Depositary Share), plus an amount equal to any accrued and unpaid dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, the redemption date, (ii) in whole but not in part, at any time prior to March 15, 2025, within 90 days after the occurrence of a “regulatory capital event;” and (iii) in whole or in part, at any time or from time to time, on or after March 15, 2025, in the case of (ii) or (iii), at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F Depositary Share), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G (the “Series G preferred stock”), (a) in whole but not in part, at any time, within 90 days after the conclusion of any review or appeal process instituted by the Company following the occurrence of a “rating agency event” or, in the absence of any such review or appeal process, from such “rating agency event,” at a redemption price equal to $1,020 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date and (b)(i) in whole but not in part, at any time, within 90 days after the occurrence of a “regulatory capital event,” or (ii) in whole or in part, on any dividend payment date, on or after September 15, 2025, in each case, at a redemption price equal to $1,000 per share of Series G preferred stock, plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
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
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Years Ended December 31,
	2023		2022		2021
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1.577	$37	$1.033	$24	$1.015	$24
C (1)	$—	—	$—	—	$19.085	10
D	$58.750	29	$58.750	29	$58.750	29
E	$1,406.252	45	$1,406.252	45	$1,406.252	45
F	$1,187.500	48	$1,187.500	48	$1,187.500	48
G	$38.500	39	$38.500	39	$39.035	39
Total		$198		$185		$195
__________________
(1)Dividends were paid through the dividend payment date of June 15, 2021, when all outstanding shares of Series C preferred stock were redeemed and eliminated.
Common Stock
Issuances
For the years ended December 31, 2023, 2022 and 2021, MetLife, Inc. issued 1,992,180 shares, 3,290,998 shares and 4,926,185 shares of its common stock for $110 million, $156 million and $195 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for any of the years ended December 31, 2023, 2022 or 2021.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	December 31, 2023
	(In millions)
May 25, 2023	$1,000	$1,000
May 3, 2023	$3,000	$1,102
May 4, 2022	$3,000	$—
August 4, 2021	$3,000	$—
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
For the years ended December 31, 2023, 2022 and 2021, MetLife, Inc. repurchased 50,269,483 shares, 49,732,851 shares and 72,296,518 shares under these repurchase authorizations for $3.1 billion, $3.3 billion, and $4.3 billion, respectively. The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. Neither the authorization remaining, nor the amount repurchased, at December 31, 2023 reflects the $30 million of applicable excise tax payable in connection with such repurchases for the year ended December 31, 2023. The $30 million of excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased, and a corresponding liability for the excise tax payable was recorded in other liabilities. At December 31, 2021, $25 million of the aforementioned 2021 share repurchases were included in other liabilities, and settled in 2022.
Dividends
For each of the years ended December 31, 2023, 2022 and 2021, MetLife, Inc. paid dividends on its common stock of $1.6 billion. The payment of dividends by MetLife, Inc. to its shareholders is subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”
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
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), were outstanding at December 31, 2023. MetLife, Inc. granted all awards to employees and agents in 2023 under the 2015 Stock Plan.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
The aggregate number of Shares available for issuance under the 2015 Stock Plan at December 31, 2023 was 30,627,419.
MetLife recognizes compensation expense related to each award under the 2005 Stock Plan or 2015 Stock Plan in one of two ways:
•For cash-settled awards, MetLife remeasures the compensation expense quarterly.
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
Compensation expense related to awards under the 2005 Stock Plan principally relates to the issuance of Stock Options. Under the 2015 Stock Plan, compensation expense principally relates to Stock Options, Unit Options, Performance Shares, Performance Units, Restricted Stock Units and Restricted Units. MetLife, Inc. granted the majority of each year’s awards under the 2005 Stock Plan prior to 2015, and under the 2015 Stock Plan in 2015 and later in the first quarter of the year.
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 642,768 Shares at December 31, 2023.
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
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2023 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2023.
The aggregate number of Shares available for issuance under the 2015 Director Stock Plan at December 31, 2023 was 1,419,598.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 348,977 Shares at December 31, 2023.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Stock Options and Unit Options	$7	$7	$9
Performance Shares and Performance Units (1)	98	108	98
Restricted Stock Units and Restricted Units	66	69	66
Total compensation expense	$171	$184	$173
Income tax benefit	$36	$39	$36
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
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2023
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$3	1.77
Performance Shares	$28	1.68
Restricted Stock Units	$36	1.94
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2023	3,386,041	$49.24	5.58	$78
Granted	405,544	$71.73
Exercised	(250,757)	$43.54
Expired (2)	(6,491)	$65.52
Forfeited (3)	(34,331)	$68.22
Outstanding at December 31, 2023	3,500,006	$52.04	5.21	$53
Vested and expected to vest at December 31, 2023	3,491,957	$52.00	5.20	$53
Exercisable at December 31, 2023	2,709,467	$47.34	4.26	$51
__________________
(1)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2023 of $66.13 and December 31, 2022 of $72.37, as applicable.
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
19. Equity (continued)
The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2023	2022	2021
Dividend yield	2.79%	2.78%	3.20%
Risk-free rate of return	5.02% - 3.47%	1.17% - 1.97%	0.08% - 2.48%
Expected volatility	25.73%	26.67%	29.72%
Exercise multiple	1.45	1.45	1.44
Post-vesting termination rate	3.47%	3.58%	3.58%
Contractual term (years)	10	10	10
Expected life (years)	6	6	7
Weighted average exercise price of stock options granted	$71.73	$68.96	$57.43
Weighted average fair value of stock options granted	$17.56	$15.18	$12.76
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Total intrinsic value of stock options exercised	$6	$40	$60
Cash received from exercise of stock options	$11	$48	$119
Income tax benefit realized from stock options exercised	$1	$8	$13
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
For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2023, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environmental events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2020 - 2022 performance period was 156.3%.
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
19. Equity (continued)
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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2023	3,206,738	$51.26	1,999,964	$53.62
Granted	998,687	$65.68	959,434	$64.85
Forfeited (2)	(116,526)	$59.49	(65,491)	$61.38
Payable (3)	(1,175,401)	$41.90	(1,044,290)	$49.17
Outstanding at December 31, 2023	2,913,498	$59.65	1,849,617	$61.68
Vested and expected to vest at December 31, 2023	2,872,871	$59.58	1,814,816	$61.67
__________________
(1)Values for awards outstanding at January 1, 2023, represent weighted average number of awards multiplied by their fair value per Share at December 31, 2022. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2023. Fair value of Performance Shares and Restricted Stock Units on December 31, 2023 was equal to Grant Date fair value.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2023, the performance period for the 2021 - 2023 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 1,048,303 outstanding Performance Shares to which the 2021 - 2023 performance factor will be applied.
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
19. Equity (continued)
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
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2023	54,731	391,920	441,555
Granted	12,847	118,426	195,192
Exercised	(22,066)	—	—
Expired (1)	(6,360)	—	—
Forfeited (2)	—	(15,901)	(22,728)
Paid	—	(154,904)	(224,528)
Outstanding at December 31, 2023	39,152	339,541	389,491
Vested and expected to vest at December 31, 2023	38,667	331,974	381,156
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
Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2023, the performance period for the 2021 - 2023 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 118,848 outstanding Performance Units to which the 2021 - 2023 performance factor will be applied.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“ACL RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice ACL RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 380% and in excess of 340% at December 31, 2023 and 2022, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At both December 31, 2023 and 2022, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of three times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required and actual capital and surplus of the Company’s other foreign insurance operations was $3.1 billion and $7.4 billion, respectively, as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction, exceeding the respective minimum capital and solvency requirements.
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
Statutory accounting principles differ from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing FPBs using different actuarial assumptions, reporting surplus notes as surplus instead of debt and valuing securities on a different basis.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.4 billion and $1.3 billion at December 31, 2023 and 2022, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
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
The tables below present amounts for MetLife, Inc.’s U.S. insurance subsidiaries, prepared in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2023	2022	2021
		(In millions)
Metropolitan Life Insurance Company	New York	$3,407	$2,737	$3,513
American Life Insurance Company	Delaware	$767	$824	$48
Metropolitan Tower Life Insurance Company	Nebraska	$411	$232	$185
Other	Various	$53	$91	$76
Statutory capital and surplus was as follows at:

	December 31,
Company	2023	2022
	(In millions)
Metropolitan Life Insurance Company	$11,593	$10,869
American Life Insurance Company	$8,272	$5,040
Metropolitan Tower Life Insurance Company	$2,461	$1,896
Other	$358	$209
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MetLife Reinsurance Company of Vermont (“MRV”).
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2023 and 2022. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was $63 million, $44 million and $41 million for the years ended December 2023, 2022 and 2021, respectively, and the combined statutory capital and surplus, reflecting the aforementioned prescribed accounting practices, was $723 million and $726 million at December 31, 2023 and 2022, respectively.
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2024	2023	2022
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
Metropolitan Life Insurance Company	$3,476	$2,471	$3,539
American Life Insurance Company	$945	$1,887	$1,289
Metropolitan Tower Life Insurance Company	$373	$189	$—
__________________
(1)Reflects dividend amounts that may be paid by the end of 2024 without prior regulatory approval.
(2)Reflects all amounts paid, including those where regulatory approval was obtained as required.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
MetLife, Inc.
The declaration and payment of dividends are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend on its financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising under the terms of MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures in situations where MetLife, Inc. may be experiencing financial stress, as described below. For purposes of this discussion, “junior subordinated debentures” are deemed to include MetLife, Inc.’s Fixed-to-Floating Rate Exchangeable Surplus Trust Securities, as discussed in Note 18.
“Dividend Stopper” Provisions in the Preferred Stock and Junior Subordinated Debentures
If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not repurchase or pay dividends on instruments junior to those instruments, including its common stock, during a dividend period under so-called “dividend stopper” provisions. Further, MetLife, Inc.’s Series A preferred stock and its junior subordinated debentures contain provisions that would suspend the payment of preferred stock dividends and interest on junior subordinated debentures if MetLife, Inc. fails to meet certain RBC ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If Series A preferred stock dividends or interest on junior subordinated debentures are not paid, certain provisions in those instruments (including under “dividend stopper” provisions) may restrict MetLife, Inc. from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debentures.
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
MetLife, Inc. is a party to certain RCCs which limit its ability to eliminate these restrictions through the repayment, redemption or purchase of junior subordinated debentures by requiring MetLife, Inc., with some limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 18 for a description of such covenants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains(Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2020	$22,217	$1,513	$—	$—	$(3,795)	$(1,863)	$18,072
Cumulative effects of changes in accounting principles, net of income tax	8,503	—	(26,330)	76	(6)	—	(17,757)
Balance at January 1, 2021	30,720	1,513	(26,330)	76	(3,801)	(1,863)	315
OCI before reclassifications	(12,498)	(113)	10,102	257	(1,527)	237	(3,542)
Deferred income tax benefit (expense)	2,961	18	(2,331)	(54)	(54)	(46)	494
AOCI before reclassifications, net of income tax	21,183	1,418	(18,559)	279	(5,382)	(1,672)	(2,733)
Amounts reclassified from AOCI	(125)	250	—	—	—	91	216
Deferred income tax benefit (expense)	29	(39)	—	—	—	(17)	(27)
Amounts reclassified from AOCI, net of income tax	(96)	211	—	—	—	74	189
Sale of subsidiaries, net of income tax (2)	(168)	—	—	—	261	—	93
Balance at December 31, 2021	20,919	1,629	(18,559)	279	(5,121)	(1,598)	(2,451)
OCI before reclassifications	(58,093)	(583)	31,755	(219)	(1,625)	188	(28,577)
Deferred income tax benefit (expense)	13,298	89	(7,116)	47	(18)	(39)	6,261
AOCI before reclassifications, net of income tax	(23,876)	1,135	6,080	107	(6,764)	(1,449)	(24,767)
Amounts reclassified from AOCI	1,607	498	—	—	—	93	2,198
Deferred income tax benefit (expense)	(368)	(76)	—	—	—	(19)	(463)
Amounts reclassified from AOCI, net of income tax	1,239	422	—	—	—	74	1,735
Sale of subsidiaries, net of income tax (2)	(9)	—	35	—	387	(2)	411
Balance at December 31, 2022	(22,646)	1,557	6,115	107	(6,377)	(1,377)	(22,621)
OCI before reclassifications	7,820	(1,106)	(4,361)	(102)	296	(207)	2,340
Deferred income tax benefit (expense)	(1,666)	267	904	22	(77)	45	(505)
AOCI before reclassifications, net of income tax	(16,492)	718	2,658	27	(6,158)	(1,539)	(20,786)
Amounts reclassified from AOCI	2,523	(705)	—	—	—	119	1,937
Deferred income tax benefit (expense)	(537)	170	—	—	—	(26)	(393)
Amounts reclassified from AOCI, net of income tax	1,986	(535)	—	—	—	93	1,544
Balance at December 31, 2023	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2023	2022	2021
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(2,620)	$(1,802)	$72	Net investment gains (losses)
Net unrealized investment gains (losses)	8	7	(16)	Net investment income
Net unrealized investment gains (losses)	89	188	69	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(2,523)	(1,607)	125
Income tax (expense) benefit	537	368	(29)
Net unrealized investment gains (losses), net of income tax	(1,986)	(1,239)	96
Deferred gains (losses) on derivatives — cash flow hedges:
Interest rate derivatives	50	59	56	Net investment income
Interest rate derivatives	90	41	84	Net investment gains (losses)
Interest rate derivatives	—	4	3	Other expenses
Foreign currency exchange rate derivatives	4	6	8	Net investment income
Foreign currency exchange rate derivatives	558	(609)	(403)	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	1	2	Other expenses
Credit derivatives	1	—	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	705	(498)	(250)
Income tax (expense) benefit	(170)	76	39
Gains (losses) on cash flow hedges, net of income tax	535	(422)	(211)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(130)	(104)	(120)
Amortization of prior service (costs) credit	11	11	29
Amortization of defined benefit plan items, before income tax	(119)	(93)	(91)
Income tax (expense) benefit	26	19	17
Amortization of defined benefit plan items, net of income tax	(93)	(74)	(74)
Total reclassifications, net of income tax	$(1,544)	$(1,735)	$(189)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 21.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Vision fee for service arrangements	$598	$566	$546
Prepaid legal plans	516	471	432
Fee-based investment management	408	396	363
Administrative services-only contracts	259	238	231
Recordkeeping and administrative services (1)	150	168	213
Other revenue from service contracts from customers	298	271	289
Total revenues from service contracts from customers	2,229	2,110	2,074
Other	297	520	545
Total other revenues	$2,526	$2,630	$2,619
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $243 million and $226 million as of December 31, 2023 and 2022, respectively.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Employee-related costs (1)	$3,626	$3,520	$3,515
Third party staffing costs	1,477	1,573	1,423
General and administrative expenses	828	669	670
Pension, postretirement and postemployment benefit costs	246	98	147
Premium taxes, other taxes, and licenses & fees	660	608	629
Commissions and other variable expenses	5,819	5,265	5,463
Capitalization of DAC	(2,917)	(2,614)	(2,751)
Amortization of DAC and VOBA	1,952	1,831	2,037
Amortization of negative VOBA	(26)	(29)	(35)
Interest expense on debt	1,045	938	920
Total other expenses	$12,710	$11,859	$12,018
__________________
(1)Includes ($140) million, $93 million and ($144) million for the years ended December 31, 2023, 2022 and 2021, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
Capitalization of DAC and Amortization of DAC and VOBA
See Note 8 for additional information on DAC and VOBA including impacts of capitalization and amortization. See also Note 10 for a description of the DAC amortization impact associated with the closed block.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Other Revenues and Other Expenses (continued)
Expenses related to Debt
See Notes 16, 17, and 18 for attribution of interest expense by debt issuance and other expenses related to debt transactions.
21. Employee Benefit Plans
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
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2023						December 31, 2022
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$8,649	$849	$9,498	$723	$42	$765	$8,425	$873	$9,298	$758	$36	$794
Estimated fair value of plan assets	7,786	484	8,270	1,307	27	1,334	7,831	463	8,294	1,277	26	1,303
Over (under) funded status	$(863)	$(365)	$(1,228)	$584	$(15)	$569	$(594)	$(410)	$(1,004)	$519	$(10)	$509
Net periodic benefit costs	$227	$64	$291	$(41)	$3	$(38)	$49	$73	$122	$(43)	$1	$(42)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2023		2022
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,298	$794	$12,182	$1,138
Service costs	143	3	187	4
Interest costs	474	43	328	34
Plan participants’ contributions	—	30	—	32
Plan amendments	—	—	8	—
Net actuarial (gains) losses (2)	299	(23)	(2,609)	(289)
Acquisition, divestitures, settlements and curtailments	(35)	—	(45)	—
Benefits paid	(636)	(86)	(630)	(125)
Effect of foreign currency translation	(45)	4	(123)	—
Benefit obligations at December 31,	9,498	765	9,298	794
Change in plan assets:
Estimated fair value of plan assets at January 1,	8,294	1,303	10,971	1,443
Actual return on plan assets	529	72	(2,095)	(43)
Acquisition, divestitures and settlements	(35)	—	(38)	—
Plan participants’ contributions	—	30	—	32
Employer contributions	140	13	152	(3)
Benefits paid	(636)	(86)	(630)	(125)
Effect of foreign currency translation	(22)	2	(66)	(1)
Estimated fair value of plan assets at December 31,	8,270	1,334	8,294	1,303
Over (under) funded status at December 31,	$(1,228)	$569	$(1,004)	$509
Amounts recognized on the consolidated balance sheets:
Other assets	$229	$886	$428	$796
Other liabilities	(1,457)	(317)	(1,432)	(287)
Net amount recognized	$(1,228)	$569	$(1,004)	$509
AOCI:
Net actuarial (gains) losses	$2,360	$(509)	$2,277	$(498)
Prior service costs (credit)	(25)	—	(36)	—
AOCI, before income tax	$2,335	$(509)	$2,241	$(498)
Accumulated benefit obligation	$9,377	N/A	$9,185	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.0 billion at both December 31, 2023 and 2022.
(2)For the year ended December 31, 2023, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $256 million and $8 million, respectively, demographic assumptions of ($54) million and ($8) million, respectively, and plan experience of $97 million and ($23) million, respectively. For the year ended December 31, 2022, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions, primarily related to an increase in the discount rate, of ($2.6) billion and ($276) million, respectively, and plan experience of $14 million and ($13) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Information regarding pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2023	2022	2023	2022	2023	2022
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
Projected benefit obligations	$1,474	$1,444	$1,459	$1,434	N/A	N/A
Accumulated benefit obligations	$1,411	$1,384	$1,411	$1,384	N/A	N/A
Accumulated postretirement benefit obligations	N/A	N/A	N/A	N/A	$580	$562
Estimated fair value of plan assets	$15	$10	$2	$—	$266	$276
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2023		2022		2021
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$143	$3	$187	$4	$215	$4
Interest costs	474	43	328	34	342	37
Settlement and curtailment (gains) losses	6	—	5	—	(7)	1
Expected return on plan assets	(480)	(54)	(516)	(55)	(506)	(56)
Amortization of net actuarial (gains) losses	159	(30)	129	(25)	162	(39)
Amortization of prior service costs (credit)	(11)	—	(11)	—	(12)	—
Total net periodic benefit costs (credit)	291	(38)	122	(42)	194	(53)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	250	(41)	2	(191)	(166)	(54)
Prior service costs (credit)	—	—	8	—	1	(1)
Amortization of net actuarial gains (losses)	(159)	30	(129)	25	(162)	39
Amortization of prior service (costs) credit	11	—	11	—	12	—
Settlement and curtailment (gains) losses	(6)	—	(5)	—	(10)	10
Exchange rate changes	(2)	—	(7)	—	(8)	—
Total recognized in OCI	94	(11)	(120)	(166)	(333)	(6)
Total recognized in net periodic benefit costs and OCI	$385	$(49)	$2	$(208)	$(139)	$(59)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2023
Weighted average discount rate	5.25%			5.35%
Weighted average interest crediting rate	4.00%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2022
Weighted average discount rate	5.60%			5.70%
Weighted average interest crediting rate	4.00%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2023
Weighted average discount rate	5.60%			5.70%
Weighted average interest crediting rate	4.00%			N/A
Weighted average expected rate of return on plan assets	6.25%			4.25%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2022
Weighted average discount rate	2.95%			3.05%
Weighted average interest crediting rate	3.43%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.86%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2021
Weighted average discount rate	3.01%			3.14%
Weighted average interest crediting rate	3.24%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.87%
Rate of compensation increase	2.50%	-	8.00%	N/A
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
The weighted average expected rate of return on plan assets for use in that plan’s valuation in 2024 is currently anticipated to be 6.00% for U.S. pension benefits and 4.25% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2023		2022
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.2%	4.5%	5.2%	3.9%
Ultimate rate to which cost increase is assumed to decline	3.7%	4.5%	3.7%	4.5%
Year in which the ultimate trend rate is reached	2074	2102	2074	2100
Plan Assets
Certain U.S. subsidiaries provide employees with benefits under various Employee Retirement Income Security Act of 1974 (“ERISA”) benefit plans. These include qualified pension plans, postretirement medical plans and certain retiree life insurance coverage. The assets of these U.S. subsidiaries’ qualified pension plans are held in insurance group annuity contracts, and the vast majority of the assets of the postretirement medical plan are held in a trust which largely utilizes insurance contracts to hold the assets. All of these contracts are issued by the Company and the assets under the contracts are held in insurance separate accounts. The underlying assets of the separate accounts are principally comprised of cash and cash equivalents, short-term investments, fixed maturity securities AFS, equity securities, derivatives, real estate and private equity investments. The assets backing the retiree life coverage also utilize insurance contracts issued by the Company’s insurance affiliate and are held in a general account Life Insurance Funding Agreement.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2023 for the Invested Plans:

	December 31,
	2023				2022
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	82%	95%	94%	83%	96%
Equity securities (2)	7%	6%	5%	6%	6%	4%
Alternative securities (3)	8%	12%	—%	—%	11%	—%
Total assets		100%		100%	100%	100%
__________________
(1)U.S. other postretirement benefits do not reflect postretirement life’s plan assets invested in fixed maturity securities AFS.
(2)Equity securities percentage includes derivative assets.
(3)Alternative securities primarily include private equity and real estate funds.
Estimated Fair Value
The pension and other postretirement benefit plan assets are categorized into a three-level fair value hierarchy, as described in Note 13, based upon the significant input with the lowest level in its valuation. The Level 2 asset category includes certain separate accounts that are primarily invested in liquid and readily marketable securities. The estimated fair value of such separate accounts is based upon reported NAV provided by fund managers and this value represents the amount at which transfers into and out of the respective separate account are effected. These separate accounts provide reasonable levels of price transparency and can be corroborated through observable market data. Directly held investments are primarily invested in U.S. and foreign government and corporate securities. The Level 3 asset category includes separate accounts that are invested in assets that provide little or no price transparency due to the infrequency with which the underlying assets trade and generally require additional time to liquidate in an orderly manner. Accordingly, the values for separate accounts invested in these alternative asset classes are based on inputs that cannot be readily derived from or corroborated by observable market data.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2023
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,029	$54	$3,083	$—	$167	$—	$167
U.S. government bonds	1,537	38	—	1,575	52	6	—	58
Foreign bonds	—	808	2	810	—	46	—	46
Federal agencies	62	141	—	203	1	—	—	1
Municipals	—	147	—	147	—	8	—	8
Short-term investments	13	184	—	197	554	403	—	957
Other (1)	114	577	8	699	4	33	—	37
Total fixed maturity securities AFS	1,726	4,924	64	6,714	611	663	—	1,274
Equity securities	436	162	12	610	59	—	—	59
Other investments	41	—	828	869	1	—	—	1
Derivative assets	10	67	—	77	—	—	—	—
Total assets	$2,213	$5,153	$904	$8,270	$671	$663	$—	$1,334

	December 31, 2022
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$2,946	$55	$3,001	$—	$205	$—	$205
U.S. government bonds	1,462	45	—	1,507	68	—	—	68
Foreign bonds	—	769	—	769	—	61	—	61
Federal agencies	87	190	—	277	3	1	—	4
Municipals	—	159	—	159	—	15	—	15
Short-term investments	12	384	—	396	463	396	—	859
Other (1)	92	598	3	693	8	36	—	44
Total fixed maturity securities AFS	1,653	5,091	58	6,802	542	714	—	1,256
Equity securities	416	151	3	570	47	—	—	47
Other investments	40	1	855	896	—	—	—	—
Derivative assets	21	1	4	26	—	—	—	—
Total assets	$2,130	$5,244	$920	$8,294	$589	$714	$—	$1,303
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
(1)Other primarily includes money market securities, mortgage-backed securities, collateralized mortgage obligations and ABS & CLO.
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Foreign Bonds	Corporate	Other	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2022	$1	$—	$1	$11	$954	$—
Realized gains (losses)	—	—	—	—	—	—
Unrealized gains (losses)	—	(1)	—	—	54	1
Purchases, sales, issuances and settlements, net	—	56	3	(8)	(153)	3
Transfers into and/or out of Level 3	(1)	—	(1)	—	—	—
Balance, December 31, 2022	$—	$55	$3	$3	$855	$4
Realized gains (losses)	—	—	—	—	(1)	—
Unrealized gains (losses)	—	1	—	1	(51)	(1)
Purchases, sales, issuances and settlements, net	—	2	—	8	25	(3)
Transfers into and/or out of Level 3	2	(4)	5	—	—	—
Balance, December 31, 2023	$2	$54	$8	$12	$828	$—

Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA. In accordance with such practice, no contributions are expected to be required for 2024. The subsidiaries do not expect to make any discretionary contributions to the qualified pension plan in 2024. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $80 million to fund the benefit payments in 2024.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $20 million towards benefit obligations in 2024 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2024	$690	$61
2025	$697	$58
2026	$707	$57
2027	$718	$57
2028	$735	$56
2029-2033	$3,668	$267

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $90 million, $46 million and $88 million for the years ended December 31, 2023, 2022 and 2021, respectively.
22. Income Tax
The provision for income tax was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Current:
U.S. federal	$381	$159	$62
U.S. state and local	46	45	38
Non-U.S.	1,240	1,074	795
Subtotal	1,667	1,278	895
Deferred:
U.S. federal	(591)	1,234	872
U.S. state and local	(4)	—	(2)
Non-U.S.	(512)	(1,450)	(123)
Subtotal	(1,107)	(216)	747
Provision for income tax expense (benefit)	$560	$1,062	$1,642
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Income (loss):
U.S.	$(95)	$5,785	$4,924
Non-U.S.	2,257	579	3,594
Total	$2,162	$6,364	$8,518

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Tax provision at U.S. statutory rate	$454	$1,337	$1,789
Tax effect of:
Dividend received deduction	(18)	(20)	(40)
Tax-exempt income	(34)	15	(36)
Prior year tax (1)	(12)	(15)	(127)
Low income housing tax credits	(116)	(143)	(178)
Other tax credits	(39)	(44)	(46)
Foreign tax rate differential (2), (3), (4)	312	(85)	275
Changes in tax law (5)	(198)	—	—
Change in valuation allowance (5)	187	—	1
Other, net	24	17	4
Provision for income tax expense (benefit)	$560	$1,062	$1,642
__________________
(1)As discussed further below, prior year tax primarily includes non-cash benefits related to uncertain tax positions of $32 million and $117 million for the years ended December 31, 2022 and 2021, respectively.
(2)For the year ended December 31, 2023, foreign tax rate differential includes tax charges of $28 million related to the pending disposition of MetLife Malaysia and $22 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) of which $28 million is a current year charge, offset by a $6 million tax benefit revising the 2022 estimate. See Note 3 for further information on the Company’s business dispositions.
(3)For the year ended December 31, 2022, foreign tax rate differential includes tax charges of $12 million related to the U.S. tax on GILTI of which $33 million is a current year charge, offset by a $21 million tax benefit revising the 2021 estimate.
(4)For the year ended December 31, 2021, foreign tax rate differential includes tax charges of $50 million related to the disposition of MetLife Poland and Greece, $41 million related to the sale of MetLife Seguros and $30 million related to the U.S. tax on GILTI, which included a $42 million 2021 charge, offset by a $12 million tax benefit revising the 2020 estimate. See Note 3 for information on the Company’s business dispositions.
(5)For the year ended December 31, 2023, changes in tax law include tax benefits of $198 million and a change in valuation allowance includes a tax charge of $198 million related to adjustments of deferred taxes due to the enactment of the Bermuda Corporate Income Tax (“BCIT”), as discussed further below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2023	2022
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$3,476	$758
Net operating loss carryforwards (1)	256	238
Employee benefits	523	475
Capital loss carryforwards	29	15
Tax credit carryforwards (2)	82	590
Net unrealized investment losses	4,308	5,946
Litigation-related and government mandated	101	90
Other	393	67
Total gross deferred income tax assets	9,168	8,179
Less: Valuation allowance (1)	496	291
Total net deferred income tax assets	8,672	7,888
Deferred income tax liabilities:
Investments, including derivatives	2,054	1,691
Intangibles	1,004	1,096
DAC	3,929	3,612
Total deferred income tax liabilities	6,987	6,399
Net deferred income tax asset (liability)	$1,685	$1,489
__________________
(1)The Company has recorded a deferred tax asset of $256 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2023. Certain net operating loss carryforwards will expire between 2024 and 2042, whereas others have an unlimited carryforward period. The Company’s deferred tax asset for the year ended December 31, 2023 includes $198 million recognized due to the BCIT with an offsetting valuation allowance as management believes it is more likely than not that the deferred tax asset will not be realized.
(2)Tax credit carryforwards for the year ended December 31, 2023 primarily reflect foreign tax credits which have no expiration date.
The Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries was $223 million at December 31, 2023.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2017. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2016.
In 2022, the IRS began a federal income tax audit of MetLife, Inc. and subsidiaries for tax years 2017-2019. The audit is ongoing and to date, no material issues have been raised and no adjustments have been proposed.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
In 2021, the Company filed amended federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2014 through 2016. In 2022, the IRS reviewed and acknowledged acceptance of the 2014 through 2016 amended federal income tax returns and closed the years to further audit. Accordingly, in 2022, the Company recorded a non-cash benefit to net income of $70 million, net of income tax, comprised of a $67 million tax benefit recorded in provision for income tax expense (benefit) and a $4 million interest benefit ($3 million, net of income tax) included in other expenses.
In 2021, the Company filed amended federal income tax returns with the IRS for MetLife, Inc. and subsidiaries for tax years 2010 through 2013. In 2021, the IRS reviewed and acknowledged acceptance of the 2010 through 2013 amended federal income tax returns and closed the years to further audit. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $53 million in provision for income tax expense (benefit). In addition, in 2021, the IRS concluded its federal income tax audit of American Life for tax years 2010 through 2013. Accordingly, in 2021, the Company recorded a non-cash benefit to net income of $42 million, net of income tax, comprised of a $34 million tax benefit recorded in provision for income tax expense (benefit) and a $10 million interest benefit ($8 million, net of income tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Balance at January 1,	$129	$163	$272
Additions for tax positions of prior years	27	42	19
Reductions for tax positions of prior years (1)	(30)	(93)	(112)
Additions for tax positions of current year	5	22	5
Reductions for tax positions of current year	—	(3)	(18)
Settlements with tax authorities	—	(2)	(3)
Balance at December 31,	$131	$129	$163
Unrecognized tax benefits that, if recognized, would impact the effective rate	$90	$80	$103
__________________
(1)    For the years ended December 31, 2022 and 2021, primarily includes reductions related to non-cash benefits from tax audit settlements.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
Interest was as follows:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations (1)	$7	$—	$(36)

		December 31,
		2023	2022
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$22	$15
__________________
(1)    For the year ended December 31, 2021, the interest benefit is primarily related to a tax audit settlement of $10 million which was recorded in other expenses and a reclassification of $26 million to current income tax payable.
23. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	757.7	803.2	862.7
Incremental common shares from assumed exercise or issuance of stock-based awards	4.6	5.7	6.7
Weighted average common stock outstanding - diluted	762.3	808.9	869.4
Net Income (Loss):
Net income (loss)	$1,602	$5,302	$6,876
Less: Net income (loss) attributable to noncontrolling interests	24	18	21
Less: Preferred stock dividends	198	185	195
Preferred stock redemption premium	—	—	6
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,380	$5,099	$6,654
Basic	$1.82	$6.35	$7.71
Diluted	$1.81	$6.30	$7.65
24. Contingencies, Commitments and Guarantees
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
24. Contingencies, Commitments and Guarantees (continued)
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2023. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2023, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
24. Contingencies, Commitments and Guarantees (continued)
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2023	2022	2021
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,488	58,073	58,785
Number of new claims during the year	2,565	2,610	2,824
Settlement payments during the year (1)	$50.6	$50.5	$53.0
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims. The frequency of severe claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $364 million at December 31, 2023. The recorded liability was $320 million at December 31, 2022.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
24. Contingencies, Commitments and Guarantees (continued)
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into the issue and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits and additional legal actions relating to the issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, ERISA, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $4.0 billion and $3.4 billion at December 31, 2023 and 2022, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $9.2 billion and $9.4 billion at December 31, 2023 and 2022, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $630 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
24. Contingencies, Commitments and Guarantees (continued)
The Company also has minimum fund yield requirements on certain pension funds. Since these guarantees are not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future.
The Company’s recorded liabilities were $19 million and $20 million at December 31, 2023 and 2022, respectively, for indemnities and guarantees.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
25. Quarterly Results of Operations (Unaudited)
The unaudited quarterly results of operations for 2023 and 2022 are summarized in the table below:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In millions, except per share data)
2023
Total revenues	$15,388	$16,623	$15,866	$19,028
Total expenses	$15,131	$16,193	$15,332	$18,087
Net income (loss)	$85	$408	$495	$614
Less: Net income (loss) attributable to noncontrolling interests	$5	$6	$6	$7
Net income (loss) attributable to MetLife, Inc.	$80	$402	$489	$607
Less: Preferred stock dividends	$66	$32	$67	$33
Net income (loss) available to MetLife, Inc.’s common shareholders	$14	$370	$422	$574
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$0.10	$0.52	$0.65	$0.82
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.02	$0.48	$0.56	$0.78
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$0.10	$0.52	$0.65	$0.82
Net income (loss) available to MetLife, Inc.’s common shareholders	$0.02	$0.48	$0.56	$0.77
2022
Total revenues	$15,405	$15,474	$22,283	$15,608
Total expenses	$13,470	$14,486	$20,868	$13,582
Net income (loss)	$1,639	$915	$1,167	$1,581
Less: Net income (loss) attributable to noncontrolling interests	$5	$5	$5	$3
Net income (loss) attributable to MetLife, Inc.	$1,634	$910	$1,162	$1,578
Less: Preferred stock dividends	$63	$29	$64	$29
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,571	$881	$1,098	$1,549
Basic earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.98	$1.12	$1.46	$2.01
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.91	$1.09	$1.38	$1.98
Diluted earnings per common share
Net income (loss) attributable to MetLife, Inc.	$1.97	$1.12	$1.45	$2.00
Net income (loss) available to MetLife, Inc.’s common shareholders	$1.89	$1.08	$1.37	$1.96

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2023
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$48,260	$45,489	$45,489
U.S. government and agency	35,374	32,252	32,252
Public utilities	10,842	10,534	10,534
Municipals	11,991	11,171	11,171
All other corporate bonds	132,887	124,645	124,645
Total bonds	239,354	224,091	224,091
Mortgage-backed, asset-backed and collateralized loan obligations securities	60,244	56,339	56,339
Redeemable preferred stock	957	982	982
Total fixed maturity securities AFS	300,555	281,412	281,412
Unit-linked and FVO securities	8,742	10,331	10,331
Equity securities:
Common stock:
Industrial, miscellaneous and all other	306	456	456
Banks, trust and insurance companies	118	204	204
Public utilities	—	3	3
Non-redeemable preferred stock	90	94	94
Total equity securities	514	757	757
Mortgage loans	93,227		92,506
Policy loans	8,788		8,788
Real estate and real estate joint ventures	13,142		13,142
Real estate acquired in satisfaction of debt	190		190
Other limited partnership interests	14,764		14,764
Short-term investments	5,990		6,045
Other invested assets	18,225		18,202
Total investments	$464,137		$446,137
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

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2023 and 2022
(In millions, except share and per share data)

	2023	2022
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,689 and $3,877, respectively)	$1,583	$3,729
Short-term investments, principally at estimated fair value	52	—
Other invested assets, at estimated fair value	517	376
Total investments	2,152	4,105
Cash and cash equivalents	3,021	1,290
Accrued investment income	9	20
Investment in subsidiaries	43,838	42,736
Loans to subsidiaries	305	95
Other assets	667	724
Total assets	$49,992	$48,970
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$265	$154
Long-term debt — unaffiliated	14,516	13,588
Long-term debt — affiliated	1,585	1,676
Junior subordinated debt securities	2,468	2,465
Other liabilities	1,143	1,206
Total liabilities	19,977	19,089
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,191,823,651 and 1,189,831,471 shares issued, respectively; 730,821,111 and 779,098,414 shares outstanding, respectively	12	12
Additional paid-in capital	33,690	33,616
Retained earnings	40,146	40,332
Treasury stock, at cost; 461,002,540 and 410,733,057 shares, respectively	(24,591)	(21,458)
Accumulated other comprehensive income (loss)	(19,242)	(22,621)
Total stockholders’ equity	30,015	29,881
Total liabilities and stockholders’ equity	$49,992	$48,970
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Condensed Statements of Operations
Revenues
Net investment income	$188	$58	$25
Other revenues	17	17	19
Net investment gains (losses)	134	332	1,655
Net derivative gains (losses)	(41)	129	116
Total revenues	298	536	1,815
Expenses
Interest expense	907	829	847
Other expenses	140	79	207
Total expenses	1,047	908	1,054
Income (loss) before provision for income tax and equity in earnings of subsidiaries	(749)	(372)	761
Provision for income tax (expense) benefit	128	37	(202)
Equity in earnings of subsidiaries	2,199	5,619	6,296
Net income (loss)	1,578	5,284	6,855
Less: Preferred stock dividends	198	185	195
Preferred stock redemption premium	—	—	6
Net income (loss) available to common shareholders	$1,380	$5,099	$6,654
Comprehensive income (loss)	$4,957	$(14,886)	$4,089
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$1,578	$5,284	$6,855
Earnings of subsidiaries	(2,199)	(5,619)	(6,296)
Dividends from subsidiaries	4,780	5,168	4,830
(Gains) losses on investments and from sales of businesses, net	(134)	(332)	(1,655)
Other, net	158	(73)	23
Net cash provided by (used in) operating activities	4,183	4,428	3,757
Cash flows from investing activities
Sales, maturities and repayments of fixed maturity securities available-for-sale	3,093	1,609	5,078
Purchases of fixed maturity securities available-for-sale	(973)	(2,757)	(4,371)
Sales, maturities and repayments of short-term investments	1,330	—	—
Purchases of short-term investments	(1,375)	—	—
Net change in short-term investments	—	—	156
Cash received in connection with freestanding derivatives	161	296	111
Cash paid in connection with freestanding derivatives	(155)	(103)	(27)
Sales of businesses	—	—	3,902
Expense paid on behalf of subsidiaries	(4)	(10)	(15)
Receipts on loans to subsidiaries	250	150	195
Issuances of loans to subsidiaries	(460)	(210)	(230)
Returns of capital from subsidiaries	6	8	13
Capital contributions to subsidiaries	(528)	(5)	(88)
Other, net	(3)	15	9
Net cash provided by (used in) investing activities	1,342	(1,007)	4,733
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	111	1	88
Long-term debt issued	1,986	1,000	496
Long-term debt repaid	(1,000)	—	(996)
Treasury stock acquired in connection with share repurchases	(3,103)	(3,326)	(4,303)
Redemption of preferred stock	—	—	(494)
Preferred stock redemption premium	—	—	(6)
Dividends on preferred stock	(198)	(185)	(195)
Dividends on common stock	(1,566)	(1,598)	(1,647)
Other, net	(24)	16	87
Net cash provided by (used in) financing activities	(3,794)	(4,092)	(6,970)
Change in cash and cash equivalents	1,731	(671)	1,520
Cash and cash equivalents, beginning of year	1,290	1,961	441
Cash and cash equivalents, end of year	$3,021	$1,290	$1,961

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

	2023	2022	2021
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$852	$800	$853
Income tax:
Amounts paid to (received from) subsidiaries, net	$(671)	$(214)	$(110)
Income tax paid (received) by MetLife, Inc., net	506	85	128
Total income tax, net	$(165)	$(129)	$18
Non-cash transactions:
Dividends from subsidiary	$—	$—	$14
Returns of capital from subsidiaries	$2	$12	$7
Capital contributions to subsidiaries	$1	$11	$15

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
Adoption of ASU 2018-12 - Targeted Improvements to the Accounting for Long-Duration Contracts
Effective January 1, 2023, MetLife, Inc. adopted ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts, as amended by ASU 2019-09, Financial Services—Insurance (Topic 944): Effective Date; ASU 2020-11, Financial Services—Insurance (Topic 944): Effective Date and Early Application; and ASU 2022-05, Financial Services—Insurance (Topic 944): Transition for Sold Contracts (“LDTI”), with a transition date of January 1, 2021. Adoption of LDTI impacted MetLife, Inc.’s accounting and presentation related to long-duration insurance contracts and certain related balances for the years ended December 31, 2022 and 2021. Amounts within these condensed unconsolidated financial statements which were previously presented, primarily investment in subsidiaries and net investment income, have been revised to conform with the current year accounting and presentation under LDTI. See Note 1 of the Notes to the Consolidated Financial Statements for further information on the adoption of LDTI.
2. Investment in Subsidiaries
In April 2021, MetLife, Inc. received $3.9 billion in cash in connection with the disposition of MetLife P&C.
See Note 3 of the Notes to the Consolidated Financial Statements for additional information on dispositions.
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
In March 2023, under the existing credit facility, MetLife Services and Solutions, LLC (“MSS”) issued a $250 million short-term note to MetLife, Inc, which was repaid by December 2023. The short-term note bore interest at three-month CME Term SOFR plus 1.24%. During 2022 and 2021, MSS also issued $150 million and $195 million, respectively, in short-term notes to MetLife, Inc. which were repaid by September 2022 and August 2021, respectively. The short-term notes bore interest at six-month LIBOR plus 1.00%.
In March 2023, Missouri Reinsurance, Inc. (“MoRe”), issued to MetLife, Inc. an $80 million 5.34% promissory note maturing in March 2028, an $80 million 5.68% promissory note maturing in March 2033 and a $50 million 6.05% promissory note maturing in March 2038. In December 2022 and 2021, MoRe also issued to MetLife, Inc. a $60 million 5.23% promissory note maturing in December 2024 and a $35 million 2.12% promissory note maturing in December 2024. All notes are payable semi-annually.
Interest income earned on loans to subsidiaries of $22 million, $2 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Long-term Debt
Long-term debt outstanding was as follows:

	Interest Rates (1)						December 31,
	Range			Maturity			2023	2022
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	2024	-	2054	$14,516	$13,588
Senior notes — affiliated	1.59%	-	7.49%	2025	-	2031	1,585	1,676
Total							$16,101	$15,264
__________________
(1)Range of interest rates are for the year ended December 31, 2023.
(2)Net of $106 million and $83 million of unamortized issuance costs and net premiums and discounts at December 31, 2023 and 2022, respectively.
See Notes 16 of the Notes to the Consolidated Financial Statements for additional information.
The aggregate maturities of long-term debt at December 31, 2023 for the next five years and thereafter are $1.4 billion in 2024, $1.2 billion in 2025, $476 million in 2026, $0 in 2027, $237 million in 2028 and $12.7 billion thereafter.
Senior Notes – Affiliated
In July 2023, a ¥37.3 billion 1.6015% senior unsecured note issued to MLIC matured and was refinanced with a ¥37.3 billion 2.1575% senior unsecured note due July 2030 issued to MLIC.
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
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2023	2022	2021
	(In millions)
Long-term debt — unaffiliated	$653	$583	$590
Long-term debt — affiliated	45	37	47
Collateral financing arrangements	4	4	5
Junior subordinated debt securities	205	205	205
Total	$907	$829	$847
See Notes 17 and 18 of the Notes to the Consolidated Financial Statements for information on the collateral financing arrangement and junior subordinated debt securities.

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
MetLife, Inc. guarantees the obligations of MoRe under a retrocession agreement with RGA Reinsurance (Barbados) Inc., pursuant to which MoRe retrocedes a portion of the closed block liabilities associated with industrial life and ordinary life insurance policies that it assumed from MLIC.
MetLife, Inc. guarantees the obligations of MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc. under a reinsurance agreement with a former affiliate that is now an unaffiliated third party, under which MrB reinsures certain variable annuity business written by such third party.
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
MetLife, Inc., in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its total adjusted capital in an amount that is equal to or greater than 200% of the Company Action Level RBC, as defined in South Carolina state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 17 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2023 and 2022, derivative transactions with positive mark-to-market values (in-the-money) were $27 million and $174 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $191 million and $181 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $183 million and $181 million at December 31, 2023 and 2022, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $8 million and $0 at December 31, 2023 and 2022, respectively.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 16 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2023 and 2022
(In millions)

Segment	DAC and VOBA	Future Policy Benefits, Other Policy-Related Balances and Policyholder Dividend Obligation	Policyholder Account Balances	Market Risk Benefits (Assets) Liabilities (1)	Policyholder Dividends Payable	Unearned Premiums (2), (3)	Unearned Revenue (2)
2023
Group Benefits (4)	$258	$17,863	$7,692	$—	$—	$446	$—
RIS (4)	413	71,223	82,405	(13)	—	7	31
Asia	11,983	35,683	92,063	234	75	1,532	2,850
Latin America	2,447	14,636	6,368	—	—	2	989
EMEA	1,731	3,463	7,578	(53)	—	18	608
MetLife Holdings	3,289	72,410	23,178	2,722	311	155	59
Corporate & Other	30	864	(15)	3	—	—	—
Total	$20,151	$216,142	$219,269	$2,893	$386	$2,160	$4,537
2022
Group Benefits (4)	$264	$16,971	$8,028	$—	$—	$349	$—
RIS (4)	286	64,376	80,066	8	—	3	36
Asia	11,560	34,642	84,165	284	72	1,889	2,382
Latin America	2,087	13,426	5,383	—	—	2	848
EMEA	1,607	3,269	7,289	(37)	—	14	559
MetLife Holdings	3,819	71,914	25,688	3,225	315	158	281
Corporate & Other	30	1,048	(22)	3	—	—	—
Total	$19,653	$205,646	$210,597	$3,483	$387	$2,415	$4,106
__________________
(1)MRBs assets and liabilities are presented net.
(2)Amounts are included within the future policy benefits, other policy-related balances and policyholder dividend obligation column.
(3)Includes premiums received in advance.
(4)See Note 2 for information on the reorganization of the Company’s segments.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2023, 2022 and 2021
(In millions)

Segment	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to Policyholder Account Balances	Market Risk Benefit Remeasurement (Gains) Losses	Amortization of DAC and VOBA Charged to Other Expenses	Other Expenses (1)
2023
Group Benefits (2)	$22,436	$1,148	$19,329	$—	$26	$3,778
RIS (2)	8,561	7,354	14,057	(29)	49	403
Asia	6,883	4,307	6,941	(43)	794	1,562
Latin America	5,685	1,610	4,801	—	468	1,263
EMEA	2,314	885	1,737	(40)	348	807
MetLife Holdings	3,513	4,234	5,517	(882)	258	1,527
Corporate & Other	43	370	23	—	9	2,040
Total	$49,435	$19,908	$52,405	$(994)	$1,952	$11,380
2022
Group Benefits (2)	$21,906	$1,081	$19,226	$—	$26	$3,460
RIS (2)	13,923	5,899	18,124	(314)	40	380
Asia	7,256	3,571	6,199	(90)	745	1,601
Latin America	4,399	1,318	4,092	—	410	1,032
EMEA	2,298	(864)	30	(126)	331	778
MetLife Holdings	3,968	4,633	5,849	(3,144)	270	1,632
Corporate & Other	(15)	278	(5)	—	9	1,851
Total	$53,735	$15,916	$53,515	$(3,674)	$1,831	$10,734
2021
Group Benefits (2)	$21,304	$1,102	$19,929	$—	$26	$3,158
RIS (2)	5,334	6,606	8,928	96	37	368
Asia	8,047	5,110	7,386	(48)	786	1,758
Latin America	3,749	1,207	3,475	—	372	978
EMEA	2,803	932	2,085	(120)	389	900
MetLife Holdings	4,256	6,093	6,097	(1,161)	320	1,845
Corporate & Other (3)	903	345	617	(4)	107	1,854
Total	$46,396	$21,395	$48,517	$(1,237)	$2,037	$10,861
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC and VOBA charged to other expenses.
(2)See Note 2 for information on the reorganization of the Company’s segments.
(3)Includes activity related to MetLife P&C, a former subsidiary of the Company, that was previously reported in the former U.S. segment. See Notes 2 and 3.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2023, 2022 and 2021
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2023
Life insurance in-force	$5,627,777	$473,860	$829,720	$5,983,637	13.9%
Insurance premium
Life insurance (1)	$25,653	$1,363	$2,851	$27,141	10.5%
Accident & health insurance	17,589	824	261	17,026	1.5%
Property and casualty insurance	117	1	—	116	—%
Total insurance premium	$43,359	$2,188	$3,112	$44,283	7.0%
2022
Life insurance in-force	$5,371,318	$390,521	$647,646	$5,628,443	11.5%
Insurance premium
Life insurance (1)	$30,835	$1,422	$2,517	$31,930	7.9%
Accident & health insurance	16,737	715	518	16,540	3.1%
Property and casualty insurance	46	6	—	40	—%
Total insurance premium	$47,618	$2,143	$3,035	$48,510	6.3%
2021
Life insurance in-force	$5,273,869	$394,023	$662,901	$5,542,747	12.0%
Insurance premium
Life insurance (1)	$22,854	$1,455	$2,346	$23,745	9.9%
Accident & health insurance	16,613	651	555	16,517	3.4%
Property and casualty insurance	910	28	8	890	0.9%
Total insurance premium	$40,377	$2,134	$2,909	$41,152	7.1%
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2023.
During the first quarter of 2023, MetLife adopted LDTI resulting in material changes to certain measurement models and disclosures for periodic results and balances related to long-duration insurance contracts. To address the additional requirements under LDTI, MetLife implemented changes to policies and processes for the estimation and disclosure of these periodic results and balances.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2023.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 15, 2024

Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2023, the following Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K):

Plans
Name & Title	Action	Date	Rule 10b5-1	Non-Rule 10b5-1	Total amount of securities to be sold	Plan expiration date
Ramy Tadros President, U.S. Business, of MetLife, Inc. and Head of MetLife Holdings	Adoption	December 13, 2023	X		4,026 shares of common stock	August 1, 2024
Iran activity
Pursuant to Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports whether it or any of its affiliates knowingly conducted transactions or dealings with the Government of Iran, or any person or entity owned or controlled, directly or indirectly, by the Government of Iran or any of its subdivisions, agencies or instrumentalities (a “Government Related Entity”). The activities described below and reportable under Section 13(r) took place during the nine months ended September 30, 2023, and were reported in the Quarterly Reports on Form 10-Q for the second and third fiscal quarters of 2023 after they became known to management.
In the second quarter of 2023, a subsidiary of MetLife, Inc. issued group medical policies to (i) the Iranian Khadije Kobra School in Dubai, United Arab Emirates (“UAE”), an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity, and (ii) the Directorate of Iranian Schools in the UAE, an educational organization that appears to be owned or controlled, directly or indirectly, by a Government Related Entity. The Company recorded in its consolidated financial statements for the year ended December 31, 2023 approximately $78 thousand of premiums related to these policies that were received during the year ended December 31, 2023. The Company paid approximately seven thousand dollars in claims under these policies during the year ended December 31, 2023.
In the third quarter of 2023, after further investigation, the Company determined that two former policyholders, (i) the Al Adab Iranian Private School for Boys in Dubai, UAE (“Al Adab”), and (ii) the Iranian Towheed Boys School in Dubai, UAE (“Iranian Towheed”), may be owned or controlled, directly or indirectly, by a Government Related Entity. A subsidiary of MetLife, Inc. issued two group insurance policies to Al Adab in March 2021 and two group medical policies and one group life insurance policy to Iranian Towheed in March 2022, all of which terminated in March 2023 in accordance with their terms. The Company did not receive any premiums and paid approximately $84 thousand in claims under these policies during the year ended December 31, 2023.
In each case, the Company does not intend to continue any services related to or involving the policies. The Company has investigated the circumstances of the issuance of each policy. The Company does not intend to conduct any transactions or dealings with a Government Related Entity not authorized by a U.S. federal department or agency.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the following sections in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 18, 2024, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2023 (the “2024 Proxy Statement”):
•“Proxy Statement Summary — Corporate Governance Highlights — Experienced and Diverse Board”;

•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Director Nominees”;
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Information About the Board of Directors – Board Committees”;
•“Security Ownership Information — Delinquent Section 16(a) Reports”; and
•“Other Information — Additional Information — 2025 Annual Meeting Shareholder Proposals and Nominations Deadline.”
The information called for by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K.
The Company has adopted the Financial Management Code of Business Ethics (the “Financial Management Code”), a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s CEO, CFO, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Ethics (the “Directors’ Code”) which applies to all members of Board of Directors, including the CEO, who is a member of the Board, and the Code of Business Ethics, which applies to all employees of the Company, including MetLife, Inc.’s CEO, CFO and Chief Accounting Officer. These codes are available on the Company’s website at www.metlife.com/about-us/corporate-governance/corporate-conduct/ by selecting “Codes of Conduct” under “Reports.” The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections in the 2024 Proxy Statement:
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders – Information About the Board of Directors – Board Committees”;
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Compensation Committee Interlocks and Insider Participation”;
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Director Compensation in 2023”;
•“Executive Compensation — Proposal 3 — Advisory Vote to Approve the Compensation Paid to the Company’s Named Executive Officers” other than the disclosures under the heading “Pay versus Performance” responsive to Item 402(v) of Regulation S-K”;
•“Executive Compensation – Pay Ratio”;
•“Appendix A — Compensation Discussion and Analysis Supplementary Information”; and
•“Appendix B — Non-GAAP and Other Financial Disclosures.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference in the 2024 Proxy Statement to the following sections:
•“Security Ownership Information — Security Ownership of Directors and Executive Officers”; and
•“Security Ownership Information — Security Ownership of Certain Beneficial Owners.”
The following table provides information at December 31, 2023, regarding MetLife, Inc.’s equity compensation plans:

Equity Compensation Plan Information at December 31, 2023

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,439,989	$52.04	32,047,017
Equity compensation plans not approved by security holders	None	—	None
Total	11,439,989	$52.04	32,047,017
______________
(1)     Column (a) reflects the following items outstanding as of December 31, 2023:

Stock Options	3,500,006
Restricted Stock Units	1,849,617
Performance Shares (assuming future payout at maximum performance factor)	5,098,621
Deferred Shares	991,745
Shares that will or may be issued	11,439,989
As of December 31, 2023:
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
The maximum performance factor for Performance Shares granted in 2015 through 2023 was 175%. The number of Performance Shares outstanding as of December 31, 2023 at target (100%) performance factor was 2,913,498.
MetLife, Inc. may issue Shares pursuant to awards (including Stock Option exercises, if any) under any plan using Shares held in treasury by MetLife, Inc. or by issuing new Shares.
For a general description of how the number of Shares paid out on account of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares and Restricted Stock Units, see Note 19 of the Notes to the Consolidated Financial Statements.
(2)    Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2023, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.
(3)    Column (c) reflects the following items outstanding as of December 31, 2023:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2022	33,895,251
2023	1,875,434
Total Shares recovered for issuance since January 1, 2015	35,770,685
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2022	35,935,295
2023	3,184,267
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	39,119,562
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	32,047,017
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
(iii)    In 2017, MetLife, Inc. completed the separation of Brighthouse through a distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders (the “Separation”). In light of the Separation, and in order to maintain the Share authorizations under each plan at the levels that shareholders had approved, MetLife, Inc. increased the number of Shares authorized for issuance under the 2015 Stock Plan and 2015 Director Stock Plan as of August 4, 2017, excluding those Shares from the authorizations that had already been issued, by the Adjustment Ratio. MetLife, Inc. also increased the number of Shares covered by outstanding Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares on that date by the Adjustment Ratio, in order to maintain the intrinsic value of those awards and Deferred Shares, which decreased the number of Shares available for issuance under both plans. The amount in this row is the net increase in the Share authorization under both the 2015 Stock Plan and 2015 Director Stock Plan as a result of these adjustments. For a description of the adjustment to Stock Options, Performance Shares, Restricted Stock Units, and Deferred Shares, see Note 19 of the Notes to the Consolidated Financial Statements.
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
For a description of the kinds of awards that have been or may be made under the 2015 Stock Plan and 2015 Director Stock Plan and awards that remained outstanding under the 2005 Stock Plan, see Note 19 of the Notes to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the following sections in the 2024 Proxy Statement:
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Information About the Board of Directors — Procedures for Reviewing Related Person Transactions”;
•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Information About the Board of Directors — Related Person Transactions”; and

•“Corporate Governance — Proposal 1 — Election of Directors for a One-Year Term Ending at the 2025 Annual Meeting of Shareholders — Information About the Board of Directors — Board Composition — Independent Oversight of Management.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated herein by reference to the section entitled “Audit Matters — Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2024 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 129.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 129.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 339.
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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.12	Certificate of Designations of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of the State of Delaware on September 9, 2020.	8-K	001-15787	3.1	September 10, 2020

3.1.13	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K	001-15787	3.1	June 29, 2021

3.2	Amended and Restated By-Laws of MetLife, Inc., effective October 3, 2023.	8-K	001-15787	3.2	October 5, 2023

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

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

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5	MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan, effective January 1, 2015.*	S-8	333-198141	4.1	August 14, 2014

10.6.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.6.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*	10-K	001-15787	10.6.2	February 19, 2021

10.7	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.8.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.8.2	Form of Agreement to Protect Corporate Property executed by Ricardo A. Anzaldua, John C. R. Hele, Frans Hijkoop, and Esther Lee on May 25, 2016; Steven A. Kandarian on May 31, 2016; Steven J. Goulart on June 2, 2016; Maria M. Morris on June 8, 2016; Martin J. Lippert on July 6, 2016; Susan Podlogar, effective July 10, 2017; and Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.9	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.10	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated December 1, 2023).*					X

10.11.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.11.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.12	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.13.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

10.14.1	Form of Stock Option Agreement under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.9	February 15, 2013

10.14.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2005 SIC Plan effective February 11, 2013.*	8-K	001-15787	10.10	February 15, 2013

10.14.3	Form of Management Stock Option Agreement under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.24	February 27, 2013

10.14.4	Amendment to Stock Option Agreements under the 2005 SIC Plan effective as of April 25, 2007.*	10-K	001-15787	10.25	February 27, 2013

10.14.5	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.7	December 11, 2014

10.14.6	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015 *	8-K	001-15787	10.8	December 11, 2014

10.14.7	Form of Management Stock Option Agreement under the 2005 SIC Plan effective December 15, 2009.*	10-K	001-15787	10.28	February 27, 2015

10.14.8	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.14.9	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.15.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.15.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

10.15.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.15.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.15.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.15.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.15.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.16.1	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.97	February 25, 2016

10.16.2	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.98	February 25, 2016

10.16.3	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.3	February 20, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.16.4	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.4	February 20, 2018

10.17.1	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds; Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.99	February 25, 2016

10.17.2	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction; No Code Section 162(m) Goals) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.100	February 25, 2016

10.17.3	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.5	February 20, 2018

10.17.4	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.6	February 20, 2018

10.18.1	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.95	February 25, 2016

10.18.2	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.1	February 20, 2018

10.18.3	Form of Performance Share Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.1	December 13, 2018

10.18.4	Form of Performance Share Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.18.5	February 21, 2020

10.18.5	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.18.5	February 19, 2021

10.18.6	Form of Performance Share Agreement under the 2015 SIC Plan, effective February 28, 2023.*	10-K	001-15787	10.18.6	February 23, 2023

10.19.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.96	February 25, 2016

10.19.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 27, 2018.*	8-K	001-15787	10.2	February 20, 2018

10.19.3	Form of Performance Unit Agreement under the 2015 SIC Plan, effective January 1, 2019. *	8-K	001-15787	10.2	December 13, 2018

10.19.4	Form of Performance Unit Agreement under the 2015 SIC Plan, effective December 10, 2019.*	10-K	001-15787	10.19.5	February 21, 2020

10.19.5	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.19.5	February 19, 2021

10.19.6	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 28, 2023.*	10-K	001-15787	10.19.6	February 23, 2023

10.20.1	Award Agreement Supplement, effective January 1, 2016.*	10-K	001-15787	10.105	February 25, 2016

10.20.2	Award Agreement Supplement, effective February 27, 2018.*	8-K	001-15787	10.7	February 20, 2018

10.20.3	Award Agreement Supplement, effective February 23, 2021.*	10-K	001-15787	10.20.3	February 19, 2021

10.21.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.21.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.21.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.21.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.21.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.21.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.21.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

10.21.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.21.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.21.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.21.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.21.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.21.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.21.14	Amendment Number Ten to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 6, 2019 (effective November 1, 2019).*	10-K	001-15787	10.21.14	February 18, 2022

10.21.15	Amendment Number 11 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.21.15	February 18, 2022

10.21.16	Amendment Number 12 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 20, 2023 (effective December 1, 2023).*					X

10.22.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.22.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.22.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.22.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.22.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.23	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.24.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 20, 2007 (effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.24.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008), dated December 9, 2008 (effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

10.24.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.48	February 25, 2016

10.24.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 19, 2012 (effective January 1, 2012 and January 1, 2013).*	10-K	001-15787	10.75	February 27, 2013

10.24.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 17, 2013 (effective July 1, 2013 and January 1, 2014).*	10-K	001-15787	10.77	February 27, 2014

10.24.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.8	May 8, 2018

10.24.7	Amendment Number 6 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008, formerly referred to as the “Metropolitan Life Auxiliary Savings and Investment Plan” until March 15, 2018), dated December 23, 2020 (effective January 1, 2020).*	10-K	001-15787	10.24.7	February 18, 2022

10.24.8	Amendment Number 7 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.24.8	February 18, 2022

10.24.9	Amendment Number 8 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated November 20, 2023 (effective December 1, 2023).*					X

10.25.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.25.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.25.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.25.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.26.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.26.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.26.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.26.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.26.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.26.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

10.26.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.26.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

10.26.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.26.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.26.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.26.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.26.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.26.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.29.14	February 22, 2019

10.26.15	Amendment Number Fourteen to the MetLife Leadership Deferred Compensation Plan, dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.26.15	February 18, 2022

10.27.1	MetLife Plan for Transition Assistance for Grades 14 and Above, dated November 22, 2023 (as amended and restated, effective November 1, 2023).*					X

10.28.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.28.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.28.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.28.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.28.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.28.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf *	8-K	001-15787	10.1	March 5, 2019

10.28.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf *	8-K	001-15787	10.2	March 5, 2019

10.29	Sign-on Payments Letter, dated May 24, 2017, effective July 10, 2017, between MetLife Group, Inc. and Susan Podlogar.*	10-Q	001-15787	10.1	November 6, 2017

10.30	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.31	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.32	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*	10-K	001-15787	10.35	February 21, 2020

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	MetLife Policy for the Recoupment of Erroneously Awarded Compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (effective December 1, 2023).*					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
_________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 15, 2024

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 15, 2024
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 15, 2024
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	February 15, 2024
Carla A. Harris

/s/ Gerald L. Hassell	Director	February 15, 2024
Gerald L. Hassell

/s/ David L. Herzog	Director	February 15, 2024
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 15, 2024
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	February 15, 2024
Jeh C. Johnson

/s/ Edward J. Kelly, III	Director	February 15, 2024
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 15, 2024
William E. Kennard

/s/ Catherine R. Kinney	Director	February 15, 2024
Catherine R. Kinney

/s/ Diana L. McKenzie	Director	February 15, 2024
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 15, 2024
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 15, 2024
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 15, 2024

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 15, 2024

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Tamara L. Schock		February 15, 2024