Form 10-Q
period 2024-03-31
METLIFE INC
filed 2024-05-02
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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

At April 30, 2024, 711,123,411 shares of the registrant’s common stock were outstanding.

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $113 and $184, respectively); and amortized cost: $300,623 and $300,555, respectively	$278,409	$281,412
Equity securities, at estimated fair value	750	757
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,313	10,331
Mortgage loans (net of allowance for credit loss of $814 and $721, respectively)	91,458	92,506
Policy loans	8,800	8,788
Real estate and real estate joint ventures (includes $328 and $317, respectively, under the fair value option)	12,992	13,332
Other limited partnership interests	14,301	14,764
Short-term investments, principally at estimated fair value	4,884	6,045
Other invested assets (includes $1,843 and $1,993, respectively, of leveraged and direct financing leases; $432 and $333, respectively, relating to variable interest entities)	18,097	18,202
Total investments	440,004	446,137
Cash and cash equivalents, principally at estimated fair value	19,840	20,639
Accrued investment income	3,636	3,589
Premiums, reinsurance and other receivables	29,986	28,971
Market risk benefits, at estimated fair value	351	286
Deferred policy acquisition costs and value of business acquired	19,842	20,151
Current income tax recoverable	—	190
Deferred income tax asset	2,751	2,612
Goodwill	9,037	9,236
Other assets	11,126	11,139
Separate account assets	141,003	144,634
Total assets	$677,576	$687,584
Liabilities and Equity
Liabilities
Future policy benefits	$191,013	$196,406
Policyholder account balances	219,168	219,269
Market risk benefits, at estimated fair value	2,696	3,179
Other policy-related balances	20,219	19,736
Policyholder dividends payable	357	386
Payables for collateral under securities loaned and other transactions	17,470	17,524
Short-term debt	127	119
Long-term debt (includes $26 and $0, respectively, relating to variable interest entities)	15,972	15,548
Collateral financing arrangement	590	637
Junior subordinated debt securities	3,162	3,161
Current income tax payable	10	—
Deferred income tax liability	835	927
Other liabilities	36,158	35,805
Separate account liabilities	141,003	144,634
Total liabilities	648,780	657,331
Contingencies, Commitments and Guarantees (Note 19)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,193,562,132 and 1,191,823,651 shares issued, respectively; 715,661,353 and 730,821,111 shares outstanding, respectively	12	12
Additional paid-in capital	33,718	33,690
Retained earnings	40,350	40,146
Treasury stock, at cost; 477,900,779 and 461,002,540 shares, respectively	(25,774)	(24,591)
Accumulated other comprehensive income (loss)	(19,771)	(19,242)
Total MetLife, Inc.’s stockholders’ equity	28,535	30,015
Noncontrolling interests	261	238
Total equity	28,796	30,253
Total liabilities and equity	$677,576	$687,584
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
Premiums	$10,053	$9,589
Universal life and investment-type product policy fees	1,248	1,289
Net investment income	5,436	4,645
Other revenues	674	639
Net investment gains (losses)	(375)	(684)
Net derivative gains (losses)	(979)	(90)
Total revenues	16,057	15,388
Expenses
Policyholder benefits and claims	10,074	9,872
Policyholder liability remeasurement (gains) losses	(22)	(9)
Market risk benefit remeasurement (gains) losses	(694)	188
Interest credited to policyholder account balances	2,290	1,864
Policyholder dividends	147	159
Other expenses	3,217	3,057
Total expenses	15,012	15,131
Income (loss) before provision for income tax	1,045	257
Provision for income tax expense (benefit)	170	172
Net income (loss)	875	85
Less: Net income (loss) attributable to noncontrolling interests	8	5
Net income (loss) attributable to MetLife, Inc.	867	80
Less: Preferred stock dividends	67	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$800	$14
Comprehensive income (loss)	$347	$3,541
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	9	(13)
Comprehensive income (loss) attributable to MetLife, Inc.	$338	$3,554

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.11	$0.02
Diluted	$1.10	$0.02

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $11 million of excise tax)					(1,183)		(1,183)		(1,183)
Stock-based compensation			28				28		28
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(377)			(377)		(377)
Change in equity of noncontrolling interests							—	14	14
Net income (loss)				867			867	8	875
Other comprehensive income (loss), net of income tax						(529)	(529)	1	(528)
Balance at March 31, 2024	$—	$12	$33,718	$40,350	$(25,774)	$(19,771)	$28,535	$261	$28,796

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $7 million of excise tax)					(787)		(787)		(787)
Stock-based compensation			1				1		1
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.500)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				80			80	5	85
Other comprehensive income (loss), net of income tax						3,474	3,474	(18)	3,456
Balance at March 31, 2023	$—	$12	$33,617	$39,957	$(22,245)	$(19,147)	$32,194	$229	$32,423
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$2,328	$2,026
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	11,469	18,737
Equity securities	37	61
Mortgage loans	2,217	1,345
Real estate and real estate joint ventures	143	26
Other limited partnership interests	402	294
Short-term investments	3,753	3,448
Purchases and originations of:
Fixed maturity securities available-for-sale	(14,692)	(18,220)
Equity securities	(7)	(3)
Mortgage loans	(1,914)	(3,092)
Real estate and real estate joint ventures	(175)	(259)
Other limited partnership interests	(295)	(435)
Short-term investments	(2,642)	(2,716)
Cash received in connection with freestanding derivatives	503	1,200
Cash paid in connection with freestanding derivatives	(1,052)	(1,546)
Net change in policy loans	(80)	(4)
Net change in other invested assets	(280)	(243)
Other, net	(14)	(97)
Net cash provided by (used in) investing activities	(2,627)	(1,504)
Cash flows from financing activities
Policyholder account balances - deposits	24,444	26,963
Policyholder account balances - withdrawals	(23,373)	(26,885)
Net change in payables for collateral under securities loaned and other transactions	50	(1,066)
Long-term debt issued	758	1,000
Long-term debt repaid	(264)	(1,012)
Collateral financing arrangement repaid	(47)	(12)
Derivatives with certain financing elements and other derivative-related transactions, net	(55)	60
Proceeds from mortgage loan secured financing	42	—
Repayments of mortgage loan secured financing	(161)	—
Treasury stock acquired in connection with share repurchases	(1,172)	(780)
Dividends on preferred stock	(67)	(66)
Dividends on common stock	(377)	(389)
Other, net	(39)	(108)
Net cash provided by (used in) financing activities	(261)	(2,295)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(239)	34
Change in cash and cash equivalents	(799)	(1,739)
Cash and cash equivalents, beginning of period	$20,639	$20,195
Cash and cash equivalents, end of period	$19,840	$18,456

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$231	$183
Income tax	$130	$171
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$349	$—
Policyholder account balances received associated with funding agreement backed notes issued but not settled	$—	$795

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2023 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2023 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions have been eliminated.
The Company uses the equity method of accounting, unless the fair value option (“FVO”) is applied, for real estate joint ventures and other limited partnership interests (“investee”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (each, an “ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following tables provide a description of ASUs recently issued by the FASB and the impact of their adoption on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Adopted Accounting Pronouncements
The table below describes the impacts of ASUs adopted by the Company.

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
January 1, 2024. The Company adopted this update, applying a modified retrospective basis.
The Company has elected to use the proportional amortization method to account for its tax equity investments that meet the required criteria. The adoption of this update resulted in a decrease to retained earnings of $219 million, net of income tax, primarily related to the Company’s tax equity investments reported within other invested assets, as of January 1, 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments in this update require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation; and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments in this update require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in this update are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss on an annual and interim basis;
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
MetLife Holdings
The MetLife Holdings segment consists of operations relating to products and businesses that the Company no longer actively markets in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance. It also includes an in-force block of assumed variable annuity guarantees from a third party.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), market risk benefits (“MRBs”) remeasurement gains (losses) and goodwill impairments. Further, policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities, and (ii) market value adjustments.
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
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of future policy benefits (“FPBs”), (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Interest credited to policyholder account balances (“PABs”) excludes amounts associated with periodic crediting rate adjustments based on the total return of a contractually referenced pool of assets and other pass-through adjustments and asymmetrical accounting associated with in-force reinsurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months ended March 31, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,711	$675	$1,297	$1,115	$536	$713	$6	$10,053	$—	$10,053
Universal life and investment-type product policy fees	222	75	426	370	77	78	—	1,248	—	1,248
Net investment income	315	2,089	1,108	386	54	1,010	106	5,068	368	5,436
Other revenues	397	63	21	11	7	50	98	647	27	674
Net investment gains (losses)	—	—	—	—	—	—	—	—	(375)	(375)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(979)	(979)
Total revenues	6,645	2,902	2,852	1,882	674	1,851	210	17,016	(959)	16,057
Expenses
Policyholder benefits and claims and policyholder dividends	5,236	1,471	1,067	983	258	1,251	8	10,274	(53)	10,221
Policyholder liability remeasurement (gains) losses	(3)	1	(32)	(8)	—	20	—	(22)	—	(22)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	—	(694)	(694)
Interest credited to policyholder account balances	48	796	647	114	19	103	—	1,727	563	2,290
Capitalization of deferred policy acquisition costs	(4)	(61)	(361)	(178)	(128)	(5)	(3)	(740)	—	(740)
Amortization of deferred policy acquisition costs and value of business acquired	6	15	210	125	91	59	2	508	—	508
Amortization of negative value of business acquired	—	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	—	4	—	3	—	4	253	264	—	264
Other expenses	1,003	172	744	512	332	223	194	3,180	11	3,191
Total expenses	6,286	2,398	2,270	1,551	571	1,655	454	15,185	(173)	15,012
Provision for income tax expense (benefit)	75	105	159	98	26	37	(70)	430	(260)	170
Adjusted earnings	$284	$399	$423	$233	$77	$159	$(174)	1,401
Adjustments to:
Total revenues								(959)
Total expenses								173
Provision for income tax (expense) benefit								260
Net income (loss)								$875		$875

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,451	$501	$1,377	$1,025	$496	$723	$16	$9,589	$—	$9,589
Universal life and investment-type product policy fees	218	79	397	335	77	183	—	1,289	—	1,289
Net investment income	310	1,814	881	379	45	1,127	50	4,606	39	4,645
Other revenues	380	68	20	12	8	53	101	642	(3)	639
Net investment gains (losses)	—	—	—	—	—	—	—	—	(684)	(684)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(90)	(90)
Total revenues	6,359	2,462	2,675	1,751	626	2,086	167	16,126	(738)	15,388
Expenses
Policyholder benefits and claims and policyholder dividends	4,994	1,225	1,130	966	261	1,369	16	9,961	70	10,031
Policyholder liability remeasurement (gains) losses	(4)	(29)	11	(4)	(3)	20	—	(9)	—	(9)
Market risk benefit remeasurement (gains) losses	—	—	—	—	—	—	—	—	188	188
Interest credited to policyholder account balances	46	646	536	99	16	199	—	1,542	322	1,864
Capitalization of deferred policy acquisition costs	(6)	(45)	(401)	(151)	(108)	(6)	(1)	(718)	—	(718)
Amortization of deferred policy acquisition costs and value of business acquired	6	11	193	106	85	68	1	470	—	470
Amortization of negative value of business acquired	—	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	—	3	—	2	—	3	247	255	—	255
Other expenses	932	146	807	430	300	238	177	3,030	27	3,057
Total expenses	5,968	1,957	2,270	1,448	550	1,891	440	14,524	607	15,131
Provision for income tax expense (benefit)	84	105	125	88	16	37	(103)	352	(180)	172
Adjusted earnings	$307	$400	$280	$215	$60	$158	$(170)	1,250
Adjustments to:
Total revenues								(738)
Total expenses								(607)
Provision for income tax (expense) benefit								180
Net income (loss)								$85		$85

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	March 31, 2024	December 31, 2023
	(In millions)
Group Benefits	$37,076	$36,715
RIS	217,290	218,587
Asia	154,296	157,206
Latin America	66,142	69,177
EMEA	18,742	18,596
MetLife Holdings	146,621	148,524
Corporate & Other	37,409	38,779
Total	$677,576	$687,584
3. Disposition
Pending Disposition of MetLife Malaysia
In October 2023, the Company entered into an agreement to sell its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”). The transaction is expected to close in 2024 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$62,362	$64,324
Asia:
Whole and term life & endowments	11,861	12,874
Accident & health	9,859	10,712
Latin America - Fixed annuities	8,771	9,637
MetLife Holdings - Long-term care	14,845	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,694	3,697
Asia:
Whole and term life & endowments	667	654
Accident & health	808	830
Latin America - Fixed annuities	504	562
Additional Insurance Liabilities:
Asia:
Variable life	1,153	1,258
Universal and variable universal life	385	424
MetLife Holdings - Universal and variable universal life	2,396	2,362
MetLife Holdings - Participating life	49,227	49,543
Other long-duration (1)	10,824	11,099
Short-duration and other	13,657	13,190
Total	$191,013	$196,406
__________________
(1) This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.
Rollforwards - Traditional and Limited-Payment Contracts
The following information about the direct and assumed liability for FPBs includes disaggregated rollforwards of expected future net premiums and expected future benefits. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business. The adjusted balance in each disaggregated rollforward reflects the remeasurement (gains) losses. All amounts presented in the rollforwards and accompanying financial information do not include a reduction for amounts ceded to reinsurers, except with respect to ending net liability for FPB balances where applicable.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(26)	(16)
Adjusted balance	(26)	(16)
Issuances	342	236
Net premiums collected	(316)	(220)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$64,515	$58,695

Balance, beginning of period, at original discount rate	$64,737	$61,426
Effect of actual variances from expected experience (1)	(36)	(116)
Adjusted balance	64,701	61,310
Issuances	341	234
Interest accrual	759	703
Benefit payments	(1,492)	(1,372)
Ending balance at original discount rate	64,309	60,875
Effect of changes in discount rate assumptions	(1,649)	(1,202)
Balance, end of period, at current discount rate at balance sheet date	62,660	59,673

Cumulative amount of fair value hedging adjustments	(298)	(78)
Net liability for FPBs	62,362	59,595
Less: Reinsurance recoverables	256	—
Net liability for FPBs, net of reinsurance	$62,106	$59,595

Undiscounted - Expected future benefit payments	$118,190	$113,912
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$62,660	$59,673
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.8%	4.7%
Weighted-average current discount rate at balance sheet date	5.4%	5.1%
_________________
(1)    For the three months ended March 31, 2024, the net effect of actual variances from expected experience was substantially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $10 million. For three months ended March 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $71 million. Excluding the corresponding impact in DPL, for the three months ended March 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,561	$4,682

Balance, beginning of period, at original discount rate	$4,793	$4,943
Effect of actual variances from expected experience (1)	(15)	(22)
Adjusted balance	4,778	4,921
Issuances	153	141
Interest accrual	17	13
Net premiums collected	(157)	(153)
Effect of foreign currency translation	(290)	(44)
Ending balance at original discount rate	4,501	4,878
Effect of changes in discount rate assumptions	(260)	(201)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	16	3
Balance, end of period, at current discount rate at balance sheet date	$4,257	$4,680

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$17,435	$17,463

Balance, beginning of period, at original discount rate	$17,198	$18,209
Effect of actual variances from expected experience (1)	(7)	(4)
Adjusted balance	17,191	18,205
Issuances	153	141
Interest accrual	93	93
Benefit payments	(263)	(340)
Effect of foreign currency translation	(1,042)	(220)
Ending balance at original discount rate	16,132	17,879
Effect of changes in discount rate assumptions	(36)	329
Effect of foreign currency translation on the effect of changes in discount rate assumptions	22	(32)
Balance, end of period, at current discount rate at balance sheet date	16,118	18,176

Cumulative impact of flooring the future policyholder benefits reserve	—	2
Net liability for FPBs	11,861	13,498
Less: Amount due to reinsurer	(1)	(1)
Net liability for FPBs, net of reinsurance	$11,862	$13,499

Undiscounted:
Expected future gross premiums	$8,799	$9,309
Expected future benefit payments	$26,638	$28,009
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,549	$8,146
Expected future benefit payments	$16,118	$18,176
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.6%	2.5%
Weighted-average current discount rate at balance sheet date	2.7%	2.4%
_________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)    For the three months ended March 31, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products due to the diversification of the products and the underlying characteristics.
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$19,835	$21,181

Balance, beginning of period, at original discount rate	$21,232	$22,594
Effect of actual variances from expected experience	(123)	(55)
Adjusted balance	21,109	22,539
Issuances	252	257
Interest accrual	56	61
Net premiums collected	(483)	(546)
Effect of foreign currency translation	(1,399)	(225)
Ending balance at original discount rate	19,535	22,086
Effect of changes in discount rate assumptions	(1,549)	(1,051)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	99	16
Balance, end of period, at current discount rate at balance sheet date	$18,085	$21,051

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$30,480	$30,879

Balance, beginning of period, at original discount rate	$36,010	$37,189
Effect of actual variances from expected experience	(130)	(60)
Adjusted balance	35,880	37,129
Issuances	252	256
Interest accrual	118	125
Benefit payments	(303)	(323)
Effect of foreign currency translation	(2,334)	(400)
Ending balance at original discount rate	33,613	36,787
Effect of changes in discount rate assumptions	(6,132)	(4,726)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	395	54
Balance, end of period, at current discount rate at balance sheet date	27,876	32,115

Cumulative impact of flooring the future policyholder benefits reserve	68	113
Net liability for FPBs	9,859	11,177
Less: Reinsurance recoverables	166	155
Net liability for FPBs, net of reinsurance	$9,693	$11,022

Undiscounted:
Expected future gross premiums	$38,523	$42,544
Expected future benefit payments	$43,983	$47,574
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$31,377	$36,047
Expected future benefit payments	$27,876	$32,115
Weighted-average duration of the liability	24 years	26 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.8%
Weighted-average current discount rate at balance sheet date	2.7%	2.3%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	—
Adjusted balance	—	—
Issuances	260	294
Interest accrual	1	2
Net premiums collected	(261)	(296)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,637	$9,265

Balance, beginning of period, at original discount rate	$9,249	$8,240
Effect of actual variances from expected experience (1)	(5)	(8)
Adjusted balance	9,244	8,232
Issuances	265	325
Interest accrual	82	85
Benefit payments	(165)	(162)
Inflation adjustment	73	116
Effect of foreign currency translation	(976)	649
Ending balance at original discount rate	8,523	9,245
Effect of changes in discount rate assumptions	285	976
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(37)	77
Balance, end of period, at current discount rate at balance sheet date	8,771	10,298

Net liability for FPBs	$8,771	$10,298

Undiscounted - Expected future benefit payments	$12,863	$14,095
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$8,771	$10,298
Weighted-average duration of the liability	10 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.9%
Weighted-average current discount rate at balance sheet date	3.4%	2.7%
__________________
(1)    For the three months ended March 31, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance related to cohorts with no DPL. For the three months ended March 31, 2023, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of actual variances from expected experience	(4)	26
Adjusted balance	5,562	5,833
Interest accrual	71	75
Net premiums collected	(143)	(146)
Ending balance at original discount rate	5,490	5,762
Effect of changes in discount rate assumptions	—	104
Balance, end of period, at current discount rate at balance sheet date	$5,490	$5,866

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of actual variances from expected experience	(1)	28
Adjusted balance	20,493	20,193
Interest accrual	269	266
Benefit payments	(212)	(191)
Ending balance at original discount rate	20,550	20,268
Effect of changes in discount rate assumptions	(215)	215
Balance, end of period, at current discount rate at balance sheet date	20,335	20,483

Net liability for FPBs	$14,845	$14,617

Undiscounted:
Expected future gross premiums	$10,430	$11,053
Expected future benefit payments	$44,808	$45,741
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,895	$7,295
Expected future benefit payments	$20,335	$20,483
Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.5%	5.3%
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2024	2023	2024	2023
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,258	$1,381	$424	$455
Less: Accumulated other comprehensive income (“AOCI”) adjustment	—	—	(14)	(33)
Balance, beginning of period, before AOCI adjustment	1,258	1,381	438	488
Effect of actual variances from expected experience	(13)	(2)	(17)	(3)
Adjusted balance	1,245	1,379	421	485
Assessments accrual	(1)	(1)	—	(1)
Interest accrual	4	5	1	2
Excess benefits paid	(9)	(10)	—	—
Effect of foreign currency translation and other, net	(86)	(11)	(30)	(5)
Balance, end of period, before AOCI adjustment	1,153	1,362	392	481
Add: AOCI adjustment	—	—	(7)	(23)
Balance, end of period	$1,153	$1,362	$385	$458

Weighted-average duration of the liability	16 years	17 years	43 years	42 years
Weighted-average interest accretion rate	1.5%	1.5%	1.4%	1.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,362	$2,156
Less: AOCI adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	2,376	2,219
Effect of actual variances from expected experience	14	11
Adjusted balance	2,390	2,230
Assessments accrual	26	28
Interest accrual	32	30
Excess benefits paid	(37)	(40)
Balance, end of period, before AOCI adjustment	2,411	2,248
Add: AOCI adjustment	(15)	(50)
Balance, end of period	2,396	2,198
Less: Reinsurance recoverables	2,086	748
Balance, end of period, net of reinsurance	$310	$1,450

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.5%	5.6%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Three Months Ended March 31,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$344	$759	$245	$703
Asia:
Whole and term life & endowments	290	76	282	80
Accident & health	811	62	908	64
Latin America - Fixed annuities	261	81	296	83
MetLife Holdings - Long-term care	181	198	183	191
Deferred Profit Liabilities:
RIS - Annuities	N/A	44	N/A	40
Asia:
Whole and term life & endowments	N/A	9	N/A	7
Accident & health	N/A	5	N/A	4
Latin America - Fixed annuities	N/A	5	N/A	6
Additional Insurance Liabilities:
Asia:
Variable life	29	4	5	5
Universal and variable universal life	(33)	1	(12)	2
MetLife Holdings - Universal and variable universal life	167	32	192	30
Other long-duration	1,158	121	947	112
Total	$3,208	$1,397	$3,046	$1,327
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$16,468	$16,098
Less: Reinsurance recoverables	2,592	2,452
Net balance, beginning of period	13,876	13,646
Incurred related to:
Current period	6,487	6,798
Prior periods (1)	157	206
Total incurred	6,644	7,004
Paid related to:
Current period	(3,115)	(3,230)
Prior periods	(3,564)	(3,565)
Total paid	(6,679)	(6,795)
Net balance, end of period	13,841	13,855
Add: Reinsurance recoverables	2,913	2,631
Balance, end of period (included in FPBs and other policy-related balances)	$16,754	$16,486
__________________
(1)For the three months ended March 31, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Group Benefits - Group Life	$7,747	$7,692
RIS:
Capital Markets Investment Products and Stable Value GICs	64,269	64,140
Annuities and Risk Solutions	18,266	17,711
Asia:
Universal and Variable Universal Life	49,484	49,739
Fixed Annuities	36,969	36,863
EMEA - Variable Annuities	2,631	2,720
MetLife Holdings:
Annuities	11,129	11,537
Life and Other	11,486	11,641
Other	17,187	17,226
Total	$219,168	$219,269

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,692	$8,028
Deposits	1,083	851
Policy charges	(163)	(160)
Surrenders and withdrawals	(906)	(799)
Benefit payments	(4)	(1)
Net transfers from (to) separate accounts	(3)	1
Interest credited	48	45
Balance, end of period	$7,747	$7,965

Weighted-average annual crediting rate	2.5%	2.3%

At period end:
Cash surrender value	$7,687	$7,904
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$260,502	$249,463

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$154	$839	$4,628	$5,621
Equal to or greater than 2% but less than 4%	1,242	9	60	2	1,313
Equal to or greater than 4%	701	—	40	33	774
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	39
Total	$1,943	$163	$939	$4,663	$7,747

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$77	$935	$4,640	$5,652
Equal to or greater than 2% but less than 4%	1,277	10	63	2	1,352
Equal to or greater than 4%	759	1	43	33	836
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	125
Total	$2,036	$88	$1,041	$4,675	$7,965
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$64,140	$63,723
Deposits	18,073	21,234
Surrenders and withdrawals	(18,070)	(22,590)
Interest credited	573	460
Effect of foreign currency translation and other, net	(447)	457
Balance, end of period	$64,269	$63,284

Weighted-average annual crediting rate	3.6%	2.9%
Cash surrender value at period end	$1,992	$2,074

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,998	$1,999
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,270
Total	$—	$—	$1	$1,998	$64,269

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,835	$1,836
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,448
Total	$—	$—	$1	$1,835	$63,284
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$17,711	$15,549
Deposits	700	629
Policy charges	(15)	(47)
Surrenders and withdrawals	(58)	(39)
Benefit payments	(242)	(191)
Net transfers from (to) separate accounts	19	55
Interest credited	177	151
Other	(26)	21
Balance, end of period	$18,266	$16,128

Weighted-average annual crediting rate	3.9%	3.8%

At period end:
Cash surrender value	$8,043	$7,592
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$42,677	$41,924

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,834	$1,854
Equal to or greater than 2% but less than 4%	244	34	106	416	800
Equal to or greater than 4%	4,260	—	390	5	4,655
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	10,957
Total	$4,504	$34	$516	$2,255	$18,266

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$58	$1,424	$1,482
Equal to or greater than 2% but less than 4%	230	39	125	441	835
Equal to or greater than 4%	4,460	120	96	5	4,681
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	9,130
Total	$4,690	$159	$279	$1,870	$16,128

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$49,739	$46,417
Deposits	1,682	1,070
Policy charges	(282)	(242)
Surrenders and withdrawals	(826)	(517)
Benefit payments	(124)	(149)
Interest credited	382	344
Effect of foreign currency translation and other, net	(1,087)	(153)
Balance, end of period	$49,484	$46,770

Weighted-average annual crediting rate	3.1%	3.0%

At period end:
Cash surrender value	$42,842	$40,028
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$90,786	$94,001

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$9,960	$21	$230	$1,149	$11,360
Equal to or greater than 2% but less than 4%	7,732	15,644	5,550	8,387	37,313
Equal to or greater than 4%	246	—	—	—	246
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	565
Total	$17,938	$15,665	$5,780	$9,536	$49,484

March 31, 2023
Equal to or greater than 0% but less than 2%	$10,978	$67	$136	$85	$11,266
Equal to or greater than 2% but less than 4%	21,256	2,857	5,730	4,913	34,756
Equal to or greater than 4%	265	—	—	—	265
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	483
Total	$32,499	$2,924	$5,866	$4,998	$46,770
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$36,863	$32,454
Deposits	1,665	2,733
Policy charges	—	(1)
Surrenders and withdrawals	(740)	(445)
Benefit payments	(649)	(545)
Interest credited	248	191
Effect of foreign currency translation and other, net	(418)	(115)
Balance, end of period	$36,969	$34,272

Weighted-average annual crediting rate	2.7%	2.3%

At period end:
Cash surrender value	$32,072	$29,162
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$3	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$331	$521	$5,821	$29,031	$35,704
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,260
Total	$331	$526	$5,821	$29,031	$36,969

March 31, 2023
Equal to or greater than 0% but less than 2%	$377	$636	$6,980	$24,865	$32,858
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,408
Total	$377	$642	$6,980	$24,865	$34,272
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the United Kingdom was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$2,720	$2,802
Deposits	1	1
Policy charges	(15)	(16)
Surrenders and withdrawals	(73)	(65)
Benefit payments	(31)	(31)
Interest credited (1)	54	77
Effect of foreign currency translation and other, net	(25)	77
Balance, end of period	$2,631	$2,845

Weighted-average annual crediting rate	8.4%	11.6%

At period end:
Cash surrender value	$2,631	$2,845
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$422	$565
At annuitization or exercise of other living benefits	$541	$713
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
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,537	$13,286
Deposits	38	41
Policy charges	(3)	(4)
Surrenders and withdrawals	(457)	(531)
Benefit payments	(108)	(119)
Net transfers from (to) separate accounts	27	35
Interest credited	91	100
Other	4	10
Balance, end of period	$11,129	$12,818

Weighted-average annual crediting rate	3.3%	3.1%

At period end:
Cash surrender value	$10,507	$11,981
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,486	$3,600
At annuitization or exercise of other living benefits	$614	$831
__________________
(1)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs which are disclosed in “MetLife Holdings – Annuities” in Note 6.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$6	$237	$442	$60	$745
Equal to or greater than 2% but less than 4%	866	7,157	540	201	8,764
Equal to or greater than 4%	773	403	30	—	1,206
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	414
Total	$1,645	$7,797	$1,012	$261	$11,129

March 31, 2023
Equal to or greater than 0% but less than 2%	$658	$90	$136	$24	$908
Equal to or greater than 2% but less than 4%	6,517	3,203	376	36	10,132
Equal to or greater than 4%	964	321	11	—	1,296
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	482
Total	$8,139	$3,614	$523	$60	$12,818
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,641	$12,402
Deposits	206	226
Policy charges	(174)	(179)
Surrenders and withdrawals	(265)	(287)
Benefit payments	(39)	(47)
Net transfers from (to) separate accounts	11	6
Interest credited	106	113
Other	—	—
Balance, end of period	$11,486	$12,234

Weighted-average annual crediting rate	3.7%	3.7%

At period end:
Cash surrender value	$11,038	$11,731
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1)	$66,684	$70,483
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)Including offsets from ceded reinsurance, the net amount at risk at both March 31, 2024 and December 31, 2023, would be reduced by 99%.
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$17	$54	$71
Equal to or greater than 2% but less than 4%	4,351	171	275	546	5,343
Equal to or greater than 4%	5,022	124	410	15	5,571
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,373	$295	$702	$615	$11,486

March 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$55	$75
Equal to or greater than 2% but less than 4%	4,872	172	296	560	5,900
Equal to or greater than 4%	5,209	127	417	5	5,758
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$10,081	$299	$733	$620	$12,234
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$189	$189	$—	$203	$203
MetLife Holdings - Annuities	206	2,437	2,231	156	2,878	2,722
Other	145	70	(75)	130	98	(32)
Total	$351	$2,696	$2,345	$286	$3,179	$2,893

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$203	$226

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$205	$233
Attributed fees collected	1	1
Benefit payments	(2)	—
Effect of changes in interest rates	2	7
Actual policyholder behavior different from expected behavior	(1)	(7)
Effect of foreign currency translation and other, net	(15)	(8)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	190	226
Cumulative effect of changes in the instrument-specific credit risk	(1)	(5)
Balance, end of period	$189	$221

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$113	$121
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
Significant Methodologies and Assumptions
The Company issues certain retirement assurance products with guarantees that meet the definition of MRBs, which are measured, in aggregate, as one compound MRB, at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in other comprehensive income (loss) (“OCI”).
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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$2,722	$3,225

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,772	$3,360
Attributed fees collected	90	98
Benefit payments	(22)	(11)
Effect of changes in interest rates	(373)	368
Effect of changes in capital markets	(306)	(358)
Effect of changes in equity index volatility	34	(132)
Actual policyholder behavior different from expected behavior	69	29
Effect of foreign currency translation and other, net (1)	(26)	232
Effect of changes in risk margin	(46)	3
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,192	3,589
Cumulative effect of changes in the instrument-specific credit risk	39	(229)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1
Balance, end of period	$2,231	$3,361

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,489	$3,619
At annuitization or exercise of other living benefits	$579	$897
Weighted-average attained age of contractholders:
In the event of death	72 years	70 years
At annuitization or exercise of other living benefits	70 years	71 years
__________________
(1)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(2)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 5.

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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions, including changes in interest rates, equity indices, market volatility and foreign currency exchange rates; and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.

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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Balance, beginning of period	$(32)	$32

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(50)	$24
Attributed fees collected	13	8
Benefit payments	(2)	(15)
Effect of changes in interest rates	(42)	61
Effect of changes in capital markets	(13)	(24)
Effect of changes in equity index volatility	(1)	(4)
Actual policyholder behavior different from expected behavior	2	(21)
Effect of foreign currency translation and other, net	(4)	34
Effect of changes in risk margin	(1)	—
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(98)	63
Cumulative effect of changes in the instrument-specific credit risk	23	(3)
Balance, end of period	(75)	60
Less: Reinsurance recoverable	13	25
Balance, end of period, net of reinsurance	$(88)	$35
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$39,451	$41,343
Annuities	11,465	11,659
Latin America - Pensions	38,512	41,320
MetLife Holdings - Annuities	29,866	29,224
Other	21,709	21,088
Total	$141,003	$144,634

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	818	15	1,702	63
Policy charges	(64)	(5)	(67)	(144)
Surrenders and withdrawals	(1,828)	(172)	(1,276)	(885)
Benefit payments	(27)	—	(404)	(129)
Investment performance	310	(54)	1,797	1,767
Net transfers from (to) general account	(19)	—	—	(27)
Effect of foreign currency translation and other, net (1)	(1,082)	22	(4,560)	(3)
Balance, end of period	$39,451	$11,465	$38,512	$29,866
Three Months Ended March 31, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	652	78	1,963	67
Policy charges	(70)	(6)	(75)	(149)
Surrenders and withdrawals	(3,425)	(135)	(1,345)	(662)
Benefit payments	(21)	—	(429)	(120)
Investment performance	1,139	505	(393)	1,720
Net transfers from (to) general account	(57)	2	—	(35)
Effect of foreign currency translation and other, net	(796)	81	3,062	—
Balance, end of period	$45,687	$12,219	$42,211	$29,320

Cash surrender value at March 31, 2024 (2)	$35,132	N/A	$38,512	$29,719
Cash surrender value at March 31, 2023 (2)	$40,947	N/A	$42,211	$29,173
__________________
(1)    The effect of foreign currency translation and other, net for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)    Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$557	$1,141	$1,121	$2,777	$—	$5,596
U.S. government and agency	—	9,237	—	8,822	—	20	18,079
Public utilities	—	1,089	243	—	—	5	1,337
Municipals	—	331	23	—	—	13	367
Corporate bonds:
Materials	—	135	—	—	—	1	136
Communications	—	838	7	—	—	3	848
Consumer	—	1,837	44	—	—	10	1,891
Energy	—	883	106	—	—	2	991
Financial	—	2,682	538	5,283	353	18	8,874
Industrial and other	—	702	54	3,285	—	4	4,045
Technology	—	477	—	—	—	2	479
Foreign	—	1,873	—	3,070	20	11	4,974
Total corporate bonds	—	9,427	749	11,638	373	51	22,238
Total bonds	—	20,641	2,156	21,581	3,150	89	47,617
Mortgage-backed securities	—	9,477	—	—	—	38	9,515
Asset-backed securities and collateralized loan obligations	—	2,384	18	—	—	13	2,415
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	32,511	2,174	21,581	3,150	140	59,556
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,452	2,597	2,206	721	—	7,976
Banks, trust and insurance companies	—	748	302	365	331	—	1,746
Public utilities	—	65	20	—	70	—	155
Non-redeemable preferred stock	—	—	122	—	—	—	122
Mutual funds	1,261	9,091	2,964	10,509	173	36,479	60,477
Total equity securities	1,261	12,356	6,005	13,080	1,295	36,479	70,476
Other invested assets	—	1,536	387	3,481	26	—	5,430
Total investments	1,261	46,403	8,566	38,142	4,471	36,619	135,462
Other assets	—	4,609	510	370	48	4	5,541
Total	$1,261	$51,012	$9,076	$38,512	$4,519	$36,623	$141,003

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total deferred policy acquisition costs (“DAC”) and value of business acquired (“VOBA”) by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	4	61	361	178	128	5	3	740
Amortization	(6)	(14)	(190)	(114)	(87)	(58)	(2)	(471)
Effect of foreign currency translation and other, net	—	—	(361)	(14)	(41)	—	(3)	(419)
Balance at March 31, 2024	$256	$444	$10,674	$2,000	$1,618	$3,218	$28	$18,238

Balance at January 1, 2023	$265	$267	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	6	45	401	151	108	6	1	718
Amortization	(6)	(10)	(168)	(93)	(81)	(67)	(1)	(426)
Effect of foreign currency translation and other, net	—	—	(89)	108	22	—	1	42
Balance at March 31, 2023	$265	$302	$10,414	$1,708	$1,529	$3,730	$30	$17,978

VOBA:
Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(1)	(20)	(11)	(4)	(1)	—	(37)
Effect of foreign currency translation and other, net	—	—	(76)	(44)	(2)	—	—	(122)
Balance at March 31, 2024	$—	$15	$1,023	$442	$107	$17	$—	$1,604

Balance at January 1, 2023	$—	$19	$1,290	$545	$127	$28	$—	$2,009
Amortization	—	(1)	(25)	(13)	(4)	(1)	—	(44)
Effect of foreign currency translation and other, net	—	—	(11)	42	2	—	—	33
Balance at March 31, 2023	$—	$18	$1,254	$574	$125	$27	$—	$1,998

Total DAC and VOBA:
Balance at March 31, 2024								$19,842
Balance at March 31, 2023								$19,976
Balance at December 31, 2023								$20,151
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
Unearned Revenue
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Three Months Ended March 31, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	152	37	25	3	218
Amortization	(2)	(52)	(30)	(17)	(1)	(102)
Effect of foreign currency translation and other, net	—	(31)	4	(14)	—	(41)
Balance, end of period	$30	$2,919	$1,000	$602	$61	$4,612

	Three Months Ended March 31, 2023
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$36	$2,382	$848	$559	$281	$4,106
Deferrals	1	105	33	23	14	176
Amortization	(2)	(40)	(28)	(15)	(6)	(91)
Effect of foreign currency translation and other, net	—	(16)	67	8	—	59
Balance, end of period	$35	$2,431	$920	$575	$289	$4,250
9. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company (“MLIC”) converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC. See Note 10 to the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information on the closed block.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
Future policy benefits	$35,806	$36,142
Other policy-related balances	301	319
Policyholder dividends payable	170	174
Policyholder dividend obligation	—	—
Current income tax payable	1	—
Other liabilities	746	668
Total closed block liabilities	37,024	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale, at estimated fair value	19,637	19,939
Equity securities, at estimated fair value	11	10
Mortgage loans	6,005	6,151
Policy loans	3,919	3,960
Real estate and real estate joint ventures	676	668
Other invested assets	485	496
Total investments	30,733	31,224
Cash and cash equivalents	717	717
Accrued investment income	385	383
Premiums, reinsurance and other receivables	52	54
Current income tax recoverable	—	3
Deferred income tax asset	359	312
Total assets designated to the closed block	32,246	32,693
Excess of closed block liabilities over assets designated to the closed block	4,778	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,044)	(820)
Unrealized gains (losses) on derivatives, net of income tax	151	130
Total amounts included in AOCI	(893)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,885	$3,920

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$218	$235
Net investment income	343	338
Net investment gains (losses)	(7)	4
Net derivative gains (losses)	5	(2)
Total revenues	559	575
Expenses
Policyholder benefits and claims	404	413
Policyholder dividends	90	97
Other expenses	20	22
Total expenses	514	532
Revenues, net of expenses before provision for income tax expense (benefit)	45	43
Provision for income tax expense (benefit)	10	9
Revenues, net of expenses and provision for income tax expense (benefit)	$35	$34
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	March 31, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$86,317	$(15)	$1,706	$7,455	$80,553	$85,563	$(68)	$1,894	$6,672	$80,717
Foreign corporate	58,146	(2)	1,704	5,819	54,029	59,123	(2)	1,750	5,427	55,444
Foreign government	46,155	(66)	1,478	4,774	42,793	48,260	(88)	1,754	4,437	45,489
U.S. government and agency	36,021	—	317	4,490	31,848	35,374	—	590	3,712	32,252
RMBS	33,798	(1)	317	2,972	31,142	31,479	(1)	353	2,735	29,096
ABS & CLO	17,973	(9)	73	569	17,468	17,910	(7)	54	663	17,294
Municipals	11,898	—	324	1,284	10,938	11,991	—	408	1,228	11,171
CMBS	10,315	(20)	102	759	9,638	10,855	(18)	73	961	9,949
Total fixed maturity securities AFS	$300,623	$(113)	$6,021	$28,122	$278,409	$300,555	$(184)	$6,876	$25,835	$281,412
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of allowance for credit loss (“ACL”), and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$10,447	$48,816	$52,088	$127,103	$62,056	$300,510
Estimated fair value	$10,498	$48,055	$50,283	$111,325	$58,248	$278,409
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

	March 31, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$7,027	$610	$44,051	$6,807	$4,722	$420	$45,373	$6,208
Foreign corporate	3,456	153	30,912	5,666	3,210	187	32,355	5,240
Foreign government	4,967	419	18,275	4,352	3,913	246	19,715	4,187
U.S. government and agency	8,965	499	14,810	3,991	7,856	368	13,960	3,344
RMBS	4,303	99	17,123	2,872	3,465	60	17,128	2,675
ABS & CLO	1,807	30	8,645	538	1,662	31	11,438	629
Municipals	709	76	5,338	1,208	483	34	5,449	1,194
CMBS	452	13	6,204	741	1,034	36	6,671	917
Total fixed maturity securities AFS	$31,686	$1,899	$145,358	$26,175	$26,345	$1,382	$152,089	$24,394
Investment grade	$30,014	$1,805	$139,769	$25,406	$24,834	$1,287	$146,138	$23,675
Below investment grade	1,672	94	5,589	769	1,511	95	5,951	719
Total fixed maturity securities AFS	$31,686	$1,899	$145,358	$26,175	$26,345	$1,382	$152,089	$24,394
Total number of securities in an unrealized loss position	3,607		12,802		2,922		13,049

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $2.3 billion for the three months ended March 31, 2024 to $28.1 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities, partially offset by narrowing credit spreads.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2024, $769 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation, and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
At March 31, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2024.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended March 31, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	—	(4)	—	2	2	—
Securities sold or exchanged	(53)	—	(18)	—	—	—	(71)
Balance, at end of period	$15	$2	$66	$1	$9	$20	$113
Three Months Ended March 31, 2023
Balance, at beginning of period	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	—	—	—	36
Changes for securities with previously recorded ACL	—	—	(13)	—	—	3	(10)
Securities sold or exchanged	(2)	(3)	—	—	—	(11)	(16)
Balance, at end of period	$63	$2	$117	$—	$—	$11	$193
Equity Securities
The following table presents equity securities by security type.

	March 31, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$411	$266	$677	$424	$239	$663
Non-redeemable preferred stock	73	—	73	90	4	94
Total	$484	$266	$750	$514	$243	$757
________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
(2)    Includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

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

	March 31, 2024			December 31, 2023
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,398	$1,469	$8,867	$7,770	$1,112	$8,882
FVO securities	897	549	1,446	972	477	1,449
Total	$8,295	$2,018	$10,313	$8,742	$1,589	$10,331
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2024		December 31, 2023
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$59,359	64.9%	$60,326	65.2%
Agricultural	19,712	21.6	19,805	21.4
Residential	13,201	14.4	13,096	14.2
Total amortized cost	92,272	100.9	93,227	100.8
Allowance for credit loss	(814)	(0.9)	(721)	(0.8)
Total mortgage loans	$91,458	100.0%	$92,506	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $8.1 billion at amortized cost ($7.8 billion commercial and $251 million agricultural) and the related ACL of $77 million, with the corresponding mortgage loan secured financing liability of $8.1 billion included in other liabilities on the consolidated balance sheet at March 31, 2024. The consolidated balance sheet at December 31, 2023 includes certain mortgage loans originated for third parties of $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the related mortgage loan secured financing liability was $94 million for the three months ended March 31, 2024, and were recorded in investment income and investment expenses, both within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($828) million and ($736) million at March 31, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at March 31, 2024 was $279 million, $167 million and $99 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $277 million, $204 million and $95 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $484 million and $823 million for the three months ended March 31, 2024 and 2023, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Rollforward of Allowance for Credit Loss for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$367	$172	$182	$721	$218	$119	$190	$527
Provision (release)	94	16	(17)	93	101	49	22	172
Charge-offs, net of recoveries	—	—	—	—	—	(7)	—	(7)
Balance, end of period	$461	$188	$165	$814	$319	$161	$212	$692
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded.
These mortgage loan modifications are summarized as follows:

	Three Months Ended March 31,
	2024			2023
	Maturity Extension	Weighted Average Life Increase	% of BV	Maturity Extension	Weighted Average Life Increase	% of BV
	Amortized Cost	Affected Loans (in Years)		Amortized Cost	Affected Loans (in Years)
	(Dollars in millions)
Commercial	$80	Less than one year	< 1%	$64	Less than one year	< 1%
During the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent. During the three months ended March 31, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties, were current.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$936	$2,519	$2,674	$3,227	$1,734	$16,181	$2,461	$29,732	50.1%
65% to 75%	22	362	4,500	2,781	1,655	7,358	—	16,678	28.1
76% to 80%	—	15	664	289	376	2,917	—	4,261	7.2
Greater than 80%	1	66	797	978	897	5,949	—	8,688	14.6
Total	$959	$2,962	$8,635	$7,275	$4,662	$32,405	$2,461	$59,359	100.0%
DSCR:
> 1.20x	$904	$2,149	$7,587	$6,682	$4,320	$27,206	$2,461	$51,309	86.4%
1.00x - 1.20x	55	544	431	593	105	3,260	—	4,988	8.4
<1.00x	—	269	617	—	237	1,939	—	3,062	5.2
Total	$959	$2,962	$8,635	$7,275	$4,662	$32,405	$2,461	$59,359	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$152	$1,163	$2,793	$2,641	$2,696	$7,506	$1,351	$18,302	92.8%
65% to 75%	6	30	91	293	147	556	130	1,253	6.4
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	—	5	—	—	4	142	6	157	0.8
Total	$158	$1,198	$2,884	$2,934	$2,847	$8,204	$1,487	$19,712	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$55	$958	$2,507	$1,575	$323	$7,343	$—	$12,761	96.7%
Nonperforming (1)	—	16	68	22	14	320	—	440	3.3
Total	$55	$974	$2,575	$1,597	$337	$7,663	$—	$13,201	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $143 million and $140 million at March 31, 2024 and December 31, 2023, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both March 31, 2024 and December 31, 2023. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Commercial	$424	$75	$36	$3	$665	$427
Agricultural	246	40	29	—	258	206
Residential	440	418	15	16	428	402
Total	$1,110	$533	$80	$19	$1,351	$1,035
Real Estate and Real Estate Joint Ventures
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method real estate joint ventures. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2024	December 31, 2023	Three Months Ended March 31,
			2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,206	$4,446	$84	$92
Other real estate	511	507	47	50
Real estate joint ventures	8,275	8,379	(121)	(116)
Total real estate and real estate joint ventures	$12,992	$13,332	$10	$26
The carrying value of wholly-owned real estate acquired through foreclosure was $192 million and $190 million at March 31, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $29 million and $28 million for the three months ended March 31, 2024 and 2023, respectively. Real estate investments, net of accumulated depreciation, were $958 million and $952 million at March 31, 2024 and December 31, 2023, respectively.
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification and geographic diversification.
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a summary of leased real estate investments and income earned, by property type.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $781 million and $1.0 billion at March 31, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months ended March 31, 2024, income tax credits and other income tax benefits of $37 million and amortized expense of $33 million were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.2 billion and $10.8 billion, principally at estimated fair value, at March 31, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	March 31, 2024	December 31, 2023
	(In millions)
Japan	$20,960	$22,606
South Korea	$6,007	$6,411
Mexico	$3,765	$3,778
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$10,851	$11,089	$10,861	$10,510	$10,788	$10,553
Repurchase agreements	$3,032	$2,975	$2,912	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments, and cash equivalents at March 31, 2024 and within fixed maturity securities AFS and short-term investments at December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$1,772	$4,687	$3,448	$—	$9,907	$1,393	$4,106	$3,919	$—	$9,418
Foreign government	—	856	153	—	1,009	—	483	624	—	1,107
Agency RMBS	—	97	76	—	173	—	88	175	—	263
Total	$1,772	$5,640	$3,677	$—	$11,089	$1,393	$4,677	$4,718	$—	$10,788
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
The securities lending and repurchase agreements reinvestment portfolios consist principally of high quality, liquid, publicly traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, and were as follows at:

	March 31, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,499	$1,596
Invested assets held in trust (external reinsurance agreements) (1)	930	941
Invested assets pledged as collateral (2)	27,659	26,017
Total invested assets on deposit, held in trust and pledged as collateral	$30,088	$28,554
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion at both March 31, 2024 and December 31, 2023.
(2)     The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, repurchase agreements and a collateral financing arrangement (see Notes 5, 16 and 17 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $714 million, at redemption value, at both March 31, 2024 and December 31, 2023.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$377	$28	$282	$1
Renewable energy partnership (primarily other invested assets)	66	1	64	—
Total	$443	$29	$346	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$55,920	$55,920	$54,182	$54,182
Other limited partnership interests	13,417	18,289	14,034	19,591
Other investments (Real estate joint ventures and FVO securities)	1,114	1,130	1,039	1,055
Other invested assets	1,108	1,203	1,206	1,275
Total	$71,559	$76,542	$70,461	$76,103
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to other limited partnership interests (“OLPI”) and real estate joint ventures (“REJV”) is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2024 or 2023.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2024	2023
	(In millions)
Fixed maturity securities AFS	$3,288	$3,139
Equity securities	7	12
FVO securities	85	48
Mortgage loans	1,194	1,041
Policy loans	113	119
Real estate and REJV	10	26
OLPI	301	25
Cash, cash equivalents and short-term investments	291	217
Operating joint ventures	22	19
Other	151	156
Subtotal investment income	5,462	4,802
Less: Investment expenses	568	461
Subtotal, net	4,894	4,341
Unit-linked investments	542	304
Net investment income	$5,436	$4,645

Net Investment Income (“NII”) Information
Net realized and unrealized gains (losses) recognized in NII:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$68	$38
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	580	322
Net realized and unrealized gains (losses) recognized in NII	$648	$360

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in NII	$537	$313

Equity method investments NII (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$210	$(93)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended March 31,
Asset Type	2024	2023
	(In millions)
Fixed maturity securities AFS	$(85)	$(580)
Equity securities	28	48
Mortgage loans	(86)	(164)
Real estate and REJV (excluding changes in estimated fair value)	35	18
OLPI (excluding changes in estimated fair value) (1)	(50)	9
Other gains (losses)	6	(23)
Subtotal	(152)	(692)
Change in estimated fair value of OLPI and REJV	3	(5)
Non-investment portfolio gains (losses)	(226)	13
Subtotal	(223)	8
Net investment gains (losses)	$(375)	$(684)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(135)	$(546)
Impairment (losses)	—	(7)
Recognized gains (losses):
Change in allowance for credit loss recognized in earnings	(46)	(182)
Unrealized net gains (losses) recognized in earnings	32	38
Total recognized gains (losses)	(14)	(144)
Non-investment portfolio gains (losses)	(226)	13
Net investment gains (losses)	$(375)	$(684)

Net Investment Gains (Losses) (“NIGL”) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in NIGL	$31	$40

Foreign currency gains (losses)	$(45)	$41

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in NIGL	$(135)	$(546)
Recognized in NII	68	38
Net realized investment gains (losses) from sales and disposals of investments	$(67)	$(508)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(1)    Includes a net loss of $43 million during the three months ended March 31, 2024 for private equity investments sold. The Company sold a $741 million portfolio of investments to a fund for proceeds of $698 million in cash and receivables secured by the value of the fund. The Company’s investment management business has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2024	2023
	(In millions)
Proceeds	$6,352	$15,044
Gross investment gains	$156	$293
Gross investment (losses)	(312)	(856)
Realized gains (losses) on sales and disposals	(156)	(563)
Net credit loss (provision) release (change in ACL recognized in earnings)	71	(10)
Impairment (losses)	—	(7)
Net credit loss (provision) release and impairment (losses)	71	(17)
Net investment gains (losses)	$(85)	$(580)

Equity Securities
Realized gains (losses) on sales and disposals	$(2)	$7
Unrealized net gains (losses) recognized in earnings	30	41
Net investment gains (losses)	$28	$48
11. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s accounting policies for derivatives and Note 12 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,878	$1,112	$610	$4,550	$1,257	$535
Foreign currency swaps	Foreign currency exchange rate	1,400	40	6	1,475	55	—
Foreign currency forwards	Foreign currency exchange rate	450	—	87	450	—	65
Subtotal		6,728	1,152	703	6,475	1,312	600
Cash flow hedges:
Interest rate swaps	Interest rate	4,655	—	304	4,156	1	265
Interest rate forwards	Interest rate	5,815	27	897	6,115	51	938
Foreign currency swaps	Foreign currency exchange rate	46,297	2,489	1,686	43,906	2,457	1,509
Subtotal		56,767	2,516	2,887	54,177	2,509	2,712
Net investment in a foreign operation hedges:
Foreign currency forwards	Foreign currency exchange rate	414	24	—	503	—	8
Currency options	Foreign currency exchange rate	3,000	513	—	3,000	394	—
Subtotal		3,414	537	—	3,503	394	8
Total qualifying hedges		66,909	4,205	3,590	64,155	4,215	3,320
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	30,308	1,525	1,127	29,801	1,497	1,102
Interest rate floors	Interest rate	13,171	34	—	15,321	41	—
Interest rate caps	Interest rate	30,322	313	—	30,016	373	—
Interest rate futures	Interest rate	1,696	1	1	1,243	1	5
Interest rate options	Interest rate	42,262	225	150	43,926	385	103
Interest rate forwards	Interest rate	2,671	25	75	2,383	69	36
Synthetic GICs	Interest rate	48,100	—	—	49,066	—	—
Foreign currency swaps	Foreign currency exchange rate	12,072	1,321	393	11,891	1,200	356
Foreign currency forwards	Foreign currency exchange rate	14,526	40	1,163	14,128	310	806
Currency futures	Foreign currency exchange rate	309	—	—	314	2	—
Currency options	Foreign currency exchange rate	95	—	—	50	—	—
Credit default swaps — purchased	Credit	2,837	—	83	2,877	3	79
Credit default swaps — written	Credit	13,901	271	7	12,468	233	5
Equity futures	Equity market	1,988	5	6	2,163	8	11
Equity index options	Equity market	13,738	326	249	19,421	399	255
Equity variance swaps	Equity market	116	—	3	99	—	2
Equity total return swaps	Equity market	2,020	—	138	1,912	1	218
Total non-designated or nonqualifying derivatives		230,132	4,086	3,395	237,079	4,522	2,978
Total		$297,041	$8,291	$6,985	$301,234	$8,737	$6,298

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	March 31, 2024			December 31, 2023
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,106	$6	$724	$9,096	$13	$663
Foreign currency exchange rate	747	3	15	716	22	2
Equity market	4,987	139	255	5,189	77	373
	$14,840	$148	$994	$15,001	$112	$1,038
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were ($295) million and $153 million for the three months ended March 31, 2024 and 2023, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both March 31, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The Effects of Derivatives on the Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
The following table presents the interim condensed consolidated financial statement location and amount of gain (loss) recognized on fair value, cash flow, net investment in a foreign operation (“NIFO”), nonqualifying hedging relationships and embedded derivatives:

	Three Months Ended March 31, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(109)	$(43)	$—	N/A
Hedged items	—	—	N/A	103	42	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	4	(31)	N/A	—	(24)	—	N/A
Hedged items	(2)	23	N/A	—	28	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	4	N/A	—	—	—	N/A
Subtotal	2	(4)	N/A	(6)	3	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(218)
Amount of gains (losses) reclassified from AOCI into income	8	2	—	—	—	—	(10)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(123)
Amount of gains (losses) reclassified from AOCI into income	1	(368)	—	—	—	—	367
Foreign currency transaction gains (losses) on hedged items	—	351	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	9	(15)	—	—	—	—	16
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	160
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	20
Subtotal	N/A	—	N/A	N/A	N/A	N/A	180
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(353)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(706)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(7)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	34	N/A	N/A	N/A	N/A
Equity derivatives (1)	(25)	N/A	(342)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	163	N/A	N/A	N/A	N/A
Subtotal	(25)	N/A	(1,211)	N/A	N/A	N/A	N/A
Earned income on derivatives	30	—	181	(4)	(49)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	32	N/A	N/A	N/A	N/A
Total	$16	$(19)	$(979)	$(10)	$(46)	$—	$196

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Three Months Ended March 31, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to Policyholder Account Balances	Other Expenses	Other Comprehensive Income (Loss)
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$126	$36	$—	N/A
Hedged items	1	—	N/A	(126)	(36)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(17)	(3)	N/A	—	—	—	N/A
Hedged items	17	3	N/A	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(10)	N/A	—	—	—	N/A
Subtotal	—	(10)	N/A	—	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$547
Amount of gains (losses) reclassified from AOCI into income	14	5	—	—	—	—	(19)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(160)
Amount of gains (losses) reclassified from AOCI into income	1	111	—	—	—	1	(113)
Foreign currency transaction gains (losses) on hedged items	—	(114)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	15	2	—	—	—	1	255
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	N/A	N/A	N/A	N/A	N/A	46
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	2
Subtotal	N/A	N/A	N/A	N/A	N/A	N/A	48
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	158	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(162)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(13)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	3	N/A	N/A	N/A	N/A
Equity derivatives (1)	(6)	N/A	(512)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	123	N/A	N/A	N/A	N/A
Subtotal	(6)	N/A	(403)	N/A	N/A	N/A	N/A
Earned income on derivatives	43	—	312	5	(33)	—	—
Synthetic GICs	N/A	N/A	18	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(17)	—	N/A	N/A	N/A
Total	$52	$(8)	$(90)	$5	$(33)	$1	$303
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$445	$454	$3	$3
Mortgage loans	$285	$359	$(8)	$(11)
FPBs	$(2,656)	$(2,863)	$298	$191
PABs	$(1,720)	$(1,911)	$148	$25
__________________
(1)Includes ($105) million and ($111) million of hedging adjustments on discontinued hedging relationships at March 31, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($10) million and $1 million for the three months ended March 31, 2024 and 2023, respectively.
At both March 31, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At March 31, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $182 million and $166 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2024, the Company expected to reclassify ($56) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.

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
At March 31, 2024 and December 31, 2023, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $861 million and $681 million, respectively. At March 31, 2024 and December 31, 2023, the carrying amount of debt designated as a non-derivative hedging instrument was $278 million and $298 million, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$140	1.4	$2	$150	1.6
Credit default swaps referencing indices	91	4,286	2.7	80	3,830	2.7
Subtotal	92	4,426	2.6	82	3,980	2.6
Baa
Single name credit default swaps (3)	1	99	1.8	1	99	2.1
Credit default swaps referencing indices	169	9,175	4.7	145	8,188	5.4
Subtotal	170	9,274	4.7	146	8,287	5.3
Ba
Single name credit default swaps (3)	—	17	1.9	—	17	2.1
Credit default swaps referencing indices	2	25	2.7	2	25	3.0
Subtotal	2	42	2.4	2	42	2.6
B
Credit default swaps referencing indices	2	129	4.7	2	129	5.0
Subtotal	2	129	4.7	2	129	5.0
Caa
Credit default swaps referencing indices	(2)	30	2.2	(4)	30	2.5
Subtotal	(2)	30	2.2	(4)	30	2.5
Total	$264	$13,901	4.0	$228	$12,468	4.5
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The Company manages its credit risk related to derivatives by entering into transactions with creditworthy counterparties in jurisdictions in which it understands that close-out netting should be enforceable and establishing and monitoring exposure limits. The Company’s bilateral contracts between two counterparties (“OTC-bilateral”) derivative transactions are governed by International Swaps and Derivatives Association, Inc. (“ISDA”) Master Agreements which provide for legally enforceable set-off and close-out netting of exposures to specific counterparties in the event of early termination of a transaction, which includes, but is not limited to, events of default and bankruptcy. In the event of an early termination, close-out netting permits the Company (subject to financial regulations such as the Orderly Liquidation Authority under Title II of the Dodd-Frank Wall Street Reform and Consumer Protection Act) to set off receivables from the counterparty against payables to the same counterparty arising out of all included transactions and to apply collateral to the obligations, without application of the automatic stay, upon the counterparty’s bankruptcy. All of the Company’s ISDA Master Agreements also include Credit Support Annex provisions which require both the pledging and accepting of collateral in connection with its OTC-bilateral derivatives as required by applicable law. Additionally, the Company is required to pledge initial margin for certain new OTC-bilateral derivative transactions to third-party custodians.
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,347	$6,834	$8,749	$6,014
OTC-cleared (1)	181	230	158	277
Exchange-traded	6	7	11	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,534	7,071	8,918	6,307
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,661)	(3,661)	(3,568)	(3,568)
OTC-cleared	(1)	(1)	(5)	(5)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,195)	—	(3,448)	—
OTC-cleared	(176)	(213)	(150)	(239)
Exchange-traded	—	(6)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,416)	(3,160)	(1,563)	(2,427)
OTC-cleared	—	(15)	—	(33)
Exchange-traded	—	—	—	(10)
Net amount after application of master netting agreements and collateral	$84	$14	$183	$19
__________________
(1)At March 31, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $243 million and $181 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $86 million and $9 million, respectively.

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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2024 and December 31, 2023, the Company received excess cash collateral of $35 million and $163 million, respectively, and provided excess cash collateral of $99 million and $98 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $324 million and $298 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $1.4 billion and $1.5 billion, respectively, for its OTC-bilateral derivatives, $901 million and $945 million, respectively, for its OTC-cleared derivatives, and $154 million and $137 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At March 31, 2024, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.

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

	March 31, 2024			December 31, 2023
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,079	$93	$3,172	$2,443	$4	$2,447
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,774	$96	$3,870	$3,011	$6	$3,017
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2024	December 31, 2023
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(105)	$(70)
Fixed annuities with equity indexed returns	Policyholder account balances	167	163
Total		$62	$93
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	March 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$66,545	$14,008	$80,553
Foreign corporate	—	39,534	14,495	54,029
Foreign government	—	42,748	45	42,793
U.S. government and agency	15,402	16,446	—	31,848
RMBS	4	29,030	2,108	31,142
ABS & CLO	—	15,273	2,195	17,468
Municipals	—	10,938	—	10,938
CMBS	—	8,664	974	9,638
Total fixed maturity securities AFS	15,406	229,178	33,825	278,409
Equity securities	435	62	253	750
Unit-linked and FVO securities (1)	7,512	1,708	1,093	10,313
Short-term investments (2)	3,433	1,189	14	4,636
Other investments	47	430	1,171	1,648
Derivative assets: (3)
Interest rate	1	3,261	—	3,262
Foreign currency exchange rate	—	4,419	8	4,427
Credit	—	263	8	271
Equity market	5	319	7	331
Total derivative assets	6	8,262	23	8,291
Market risk benefits	—	—	351	351
Reinsured market risk benefits (4)	—	—	13	13
Separate account assets (5)	62,866	76,995	1,142	141,003
Total assets (6)	$89,705	$317,824	$37,885	$445,414
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,030	$133	$3,164
Foreign currency exchange rate	—	3,309	26	3,335
Credit	—	87	3	90
Equity market	6	390	—	396
Total derivative liabilities	7	6,816	162	6,985
Embedded derivatives within liability host contracts (7)	—	—	62	62
Market risk benefits	—	—	2,696	2,696
Separate account liabilities (5)	1	3	—	4
Total liabilities	$8	$6,819	$2,920	$9,747

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both March 31, 2024 and December 31, 2023.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. At March 31, 2024 and December 31, 2023, the estimated fair value of such investments was $56 million and $52 million, respectively.
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
__________________
(1)Estimated fair value equals carrying value, based on the value of the underlying assets, including mutual fund interests, fixed maturity securities, equity securities, derivatives, hedge funds, OLPI, short-term investments and cash and cash equivalents. The estimated fair value of fixed maturity securities, equity securities, derivatives, short-term investments and cash and cash equivalents is determined on a basis consistent with the assets described under “— Securities, Short-term Investments and Other Investments” and “— Derivatives — Freestanding Derivatives.”
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

					March 31, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	50	-	128	92	4	-	131	93	Increase
	•	Market pricing	•	Quoted prices (4)	2	-	112	93	—	-	110	92	Increase
	•	Consensus pricing	•	Offered quotes (4)	90	-	100	97	86	-	102	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	114	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	100	94	3	-	101	93	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	400	-	432	417	367	-	399	385	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	208	-	217	214	185	-	399	193	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
Market Risk Benefits and Reinsured Market Risk Benefits
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(9)
				Ages 41 - 60	0.04%	-	0.75%	0.22%	0.04%	-	0.75%	0.22%	(9)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.39%	-	20.10%	8.72%	0.39%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	0.39%	-	15%	4.34%	0.39%	-	15%	4.34%	Decrease (10)
				Durations 21 - 116	0.10%	-	15%	4.59%	0.10%	-	15%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0%	-	20%	4.47%	0%	-	20%	4.47%	(12)
			•	Long-term equity volatilities	7.48%	-	21.85%	18.55%	8.05%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.34%	-	1.48%	0.73%	0.38%	-	1.59%	0.73%	Decrease (14)
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
(8)At March 31, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of 1% and less than 1%, respectively, of the total net derivative estimated fair value.
(9)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(10)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(11)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(12)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(13)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(14)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$28,345	$51	$4,551	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	2	3	2	31
Total realized/unrealized gains (losses) included in AOCI	(372)	—	45	—	—
Purchases (3)	1,232	1	906	5	129
Sales (3)	(536)	—	(170)	(3)	(153)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	87	—	79	—	7
Transfers out of Level 3 (4)	(242)	(9)	(137)	—	(24)
Balance, end of period	$28,503	$45	$5,277	$253	$1,093
Three Months Ended March 31, 2023
Balance, beginning of period	$24,401	$103	$4,269	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	—	(7)	7	45
Total realized/unrealized gains (losses) included in AOCI	703	—	20	—	—
Purchases (3)	1,547	8	341	2	193
Sales (3)	(649)	(9)	(139)	(10)	(13)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	191	—	139	—	2
Transfers out of Level 3 (4)	(518)	(56)	(70)	—	(3)
Balance, end of period	$25,676	$46	$4,553	$258	$1,011
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$7	$2	$3	$5	$31
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$—	$—	$(3)	$(3)	$45
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$(379)	$—	$42	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$694	$(1)	$18	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	12	(35)	32	(28)
Total realized/unrealized gains (losses) included in AOCI	—	—	(28)	—	—
Purchases (3)	4	5	—	—	39
Sales (3)	(12)	—	—	—	(12)
Issuances (3)	—	—	(2)	—	—
Settlements (3)	—	—	71	(1)	—
Transfers into Level 3 (4)	—	179	—	—	3
Transfers out of Level 3 (4)	(5)	—	(2)	—	(7)
Balance, end of period	$14	$1,171	$(139)	$(62)	$1,142
Three Months Ended March 31, 2023
Balance, beginning of period	$57	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	1	168	(17)	(22)
Total realized/unrealized gains (losses) included in AOCI	1	—	83	—	—
Purchases (3)	52	1	—	—	101
Sales (3)	(42)	—	—	—	(93)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	33	(10)	1
Transfers into Level 3 (4)	—	—	(61)	—	5
Transfers out of Level 3 (4)	(10)	—	—	—	—
Balance, end of period	$58	$928	$53	$(44)	$1,202
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$—	$13	$(34)	$32	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2023 (5)	$—	$3	$158	$(17)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$1	$—	$(20)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2023 (5)	$—	$—	$64	$—	$—
__________________
(1)Amortization of premium/accretion of discount is included within net investment income. Impairments and changes in ACL charged to net income (loss) on certain securities are included in net investment gains (losses), while changes in estimated fair value of Unit-linked and FVO securities are included in net investment income. Lapses associated with net embedded derivatives are included in net derivative gains (losses). Substantially all realized/unrealized gains (losses) included in net income (loss) for net derivatives and net embedded derivatives are reported in net derivative gains (losses).
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

	March 31, 2024	December 31, 2023
	(In millions)
Carrying value after measurement
Mortgage loans (1)	$899	$474
Other invested assets (2)	$63	$63

	Three Months Ended March 31,
	2024	2023
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(48)	$(79)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
(2)The Company recognized an impairment loss in connection with the pending disposition of MetLife Malaysia. See Note 3.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$91,458	$—	$—	$86,188	$86,188
Policy loans	$8,800	$—	$—	$9,443	$9,443
Other invested assets	$1,237	$—	$714	$523	$1,237
Premiums, reinsurance and other receivables	$5,192	$—	$863	$4,315	$5,178
Other assets	$252	$—	$84	$170	$254
Liabilities
PABs	$138,419	$—	$—	$133,040	$133,040
Long-term debt	$15,946	$—	$15,658	$—	$15,658
Collateral financing arrangement	$590	$—	$—	$510	$510
Junior subordinated debt securities	$3,162	$—	$3,589	$—	$3,589
Other liabilities	$10,646	$—	$1,113	$9,158	$10,271
Separate account liabilities	$71,713	$—	$71,713	$—	$71,713

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans (1)	$92,506	$—	$—	$87,753	$87,753
Policy loans	$8,788	$—	$—	$9,516	$9,516
Other invested assets	$919	$—	$714	$205	$919
Premiums, reinsurance and other receivables	$5,182	$—	$791	$4,400	$5,191
Other assets	$268	$—	$82	$184	$266
Liabilities
PABs	$138,233	$—	$—	$134,025	$134,025
Long-term debt	$15,516	$—	$15,621	$—	$15,621
Collateral financing arrangement	$637	$—	$—	$551	$551
Junior subordinated debt securities	$3,161	$—	$3,552	$—	$3,552
Other liabilities	$10,556	$—	$609	$9,651	$10,260
Separate account liabilities	$75,705	$—	$75,705	$—	$75,705
_________________
(1)Includes mortgage loans measured at estimated fair value on a nonrecurring basis.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt
Senior Notes
In March 2024, MetLife, Inc. issued the following fixed rate senior notes totaling $752 million. Interest is payable semiannually beginning in September 2024:
•¥7.1 billion due March 2029 which bear interest annually at 1.009%;
•¥23.1 billion due March 2031 which bear interest annually at 1.415%;
•¥16.7 billion due March 2034 which bear interest annually at 1.670%;
•¥11.2 billion due March 2039 which bear interest annually at 1.953%;
•¥15.5 billion due March 2044 which bear interest annually at 2.195%;
•¥23.5 billion due March 2054 which bear interest annually at 2.390%; and
•¥15.2 billion due March 2059 which bear interest annually at 2.448%.
In connection with the issuances, MetLife, Inc. incurred $6 million of related costs which are amortized over the applicable term of each series of the senior notes.
See Note 20 for information on MetLife, Inc.’s senior notes redemption subsequent to March 31, 2024.
14. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2024 and December 31, 2023:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended March 31,
	2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.420	$10	$0.361	$9
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$296.875	12
G	$19.250	19	$19.250	19
Total		$67		$66

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

		Authorization Remaining at
Announcement Date	Authorization Amount	March 31, 2024
	(In millions)
May 25, 2023 (1)	$1,000	$930
May 3, 2023 (1)	$3,000	$—
May 4, 2022	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at March 31, 2024 does not reflect the applicable excise tax payable.
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
For the three months ended March 31, 2024 and 2023, MetLife, Inc. repurchased 16,898,239 shares and 11,612,945 shares of its common stock, respectively, through open market purchases for $1.2 billion and $780 million, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
See Note 20 for information on a subsequent common stock repurchase authorization.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc. common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc. common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2021 – December 31, 2023 performance period was 147.5%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,048,303 Performance Shares and 118,848 Performance Units associated with that performance period that vested on December 31, 2023. As a result, in the first quarter of 2024, MetLife, Inc. issued 1,546,247 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 175,301 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Accumulated Other Comprehensive Income (Loss)
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	(3,119)	(341)	2,711	(94)	(217)	(2)	(1,062)
Deferred income tax benefit (expense)	699	76	(596)	20	(90)	—	109
AOCI before reclassifications, net of income tax	(16,926)	(82)	4,773	(47)	(6,465)	(1,448)	(20,195)
Amounts reclassified from AOCI	145	357	—	—	—	32	534
Deferred income tax benefit (expense)	(32)	(73)	—	—	—	(5)	(110)
Amounts reclassified from AOCI, net of income tax	113	284	—	—	—	27	424
Balance, end of period	$(16,813)	$202	$4,773	$(47)	$(6,465)	$(1,421)	$(19,771)

	Three Months Ended March 31, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	Future Policy Benefits Discount Rate Remeasurement Gains (Losses)	Market Risk Benefits Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	7,583	387	(4,369)	100	282	(4)	3,979
Deferred income tax benefit (expense)	(1,728)	(97)	1,002	(21)	(24)	1	(867)
AOCI before reclassifications, net of income tax	(16,791)	1,847	2,748	186	(6,119)	(1,380)	(19,509)
Amounts reclassified from AOCI	566	(132)	—	—	—	30	464
Deferred income tax benefit (expense)	(129)	33	—	—	—	(6)	(102)
Amounts reclassified from AOCI, net of income tax	437	(99)	—	—	—	24	362
Balance, end of period	$(16,354)	$1,748	$2,748	$186	$(6,119)	$(1,356)	$(19,147)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2024	2023
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(159)	$(611)	Net investment gains (losses)
Net unrealized investment gains (losses)	(1)	2	Net investment income
Net unrealized investment gains (losses)	15	43	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(145)	(566)
Income tax (expense) benefit	32	129
Net unrealized investment gains (losses), net of income tax	(113)	(437)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	8	14	Net investment income
Interest rate derivatives	2	5	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	Net investment income
Foreign currency exchange rate derivatives	(368)	111	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	Other expenses
Gains (losses) on cash flow hedges, before income tax	(357)	132
Income tax (expense) benefit	73	(33)
Gains (losses) on cash flow hedges, net of income tax	(284)	99
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(33)
Amortization of prior service (costs) credit	3	3
Amortization of defined benefit plan items, before income tax	(32)	(30)
Income tax (expense) benefit	5	6
Amortization of defined benefit plan items, net of income tax	(27)	(24)
Total reclassifications, net of income tax	$(424)	$(362)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 16.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Vision fee for service arrangements	$146	$159
Prepaid legal plans	148	131
Fee-based investment management	98	100
Administrative services-only contracts	67	64
Recordkeeping and administrative services (1)	38	37
Other revenue from service contracts from customers	80	71
Total revenues from service contracts from customers	577	562
Other	97	77
Total other revenues	$674	$639
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $251 million and $243 million at March 31, 2024 and December 31, 2023, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Employee-related costs (1)	$950	$933
Third-party staffing costs	349	344
General and administrative expenses	148	143
Pension, postretirement and postemployment benefit costs	65	59
Premium taxes, other taxes, and licenses & fees	176	161
Commissions and other variable expenses	1,503	1,417
Capitalization of DAC	(740)	(718)
Amortization of DAC and VOBA	508	470
Amortization of negative VOBA	(6)	(7)
Interest expense on debt	264	255
Total other expenses	$3,217	$3,057
__________________
(1)Includes ($50) million and ($38) million for the three months ended March 31, 2024 and 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$40	$1	$38	$1
Interest costs	114	10	118	11
Expected return on plan assets	(115)	(14)	(120)	(13)
Amortization of net actuarial (gains) losses	42	(8)	39	(8)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$78	$(11)	$72	$(9)
17. Income Tax
For the three months ended March 31, 2024, the effective tax rate on income (loss) before provision for income tax was 16%. The Company’s effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) the reversal of previously non-deductible losses, (ii) non-taxable investment income, (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, and (iv) the corporate tax deduction for stock compensation.
For the three months ended March 31, 2023, the effective tax rate on income (loss) before provision for income tax was 67%. The Company’s effective tax rate for the three months ended March 31, 2023 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) low income housing and other tax credits, (ii) the corporate tax deduction for stock compensation, and (iii) non-taxable investment income.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	723.2	775.4
Incremental common shares from assumed exercise or issuance of stock-based awards	5.2	5.8
Weighted average common stock outstanding - diluted	728.4	781.2
Net Income (Loss):
Net income (loss)	$875	$85
Less: Net income (loss) attributable to noncontrolling interests	8	5
Less: Preferred stock dividends	67	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$800	$14
Basic	$1.11	$0.02
Diluted	$1.10	$0.02
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2023 Annual Report, MLIC received approximately 2,565 asbestos-related claims in 2023. For the three months ended March 31, 2024 and 2023, MLIC received approximately 783 and 587 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2024.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.7 billion and $4.0 billion at March 31, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $8.6 billion and $9.2 billion at March 31, 2024 and December 31, 2023, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $636 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million at both March 31, 2024 and December 31, 2023, for indemnities and guarantees.
20. Subsequent Events
Common Stock Repurchase Authorization
On May 1, 2024, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.
Senior Notes
In April 2024, MetLife, Inc. redeemed for $438 million in cash all of its £350 million aggregate principal amount outstanding 5.375% senior notes due December 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, and banking sector volatility. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2023 Annual Report.
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) and the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates have remained steady in 2024, reflecting lower inflation. The European Central Bank and Bank of England have been taking similar actions. The Bank of Japan (“BoJ”) has, until recently, mostly kept its policy settings on hold, reflecting a more cautious view on growth and inflation. The Japanese yen has weakened against the U.S. dollar reflecting policy divergence between the BoJ and the Federal Reserve Board.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. For a discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions taken in response to the changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2023 Annual Report.

Competitive Pressures
See “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures” in the 2023 Annual Report for information on our competitive position.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2023 Annual Report, as amended or supplemented here.
State Insurance Regulation
Surplus and Capital
Investments
The National Association of Insurance Commissioners (“NAIC”) is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and collateralized loan obligations (“CLOs”), the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize risk-based capital (“RBC”) arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2024 financial statement filings, although the NAIC announced in March 2024 that implementation is expected to be delayed by a year to allow more time to develop the modeling methodology. The delay requires an amendment to the Purposes and Procedures Manual, which the NAIC is likely to adopt in August 2024.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.
Management of Climate Risk
The U.S. Securities and Exchange Commission (“SEC”) is also continuing its focus on climate, and environmental, social and governance (“ESG”) risks and opportunities and has published its rulemaking list which contains certain ESG-related rulemakings that the SEC is considering. In March 2024, the SEC adopted final rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. The final rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. In addition, the final rules require disclosure of information relating to the financial statement effects of severe weather events and other natural conditions. The rules include a phased-in compliance period beginning with the 2025 fiscal year for large accelerated reporting companies, including MetLife, Inc. Multiple parties initiated litigation challenging the final rules, and in April 2024, the SEC voluntarily stayed the final rules pending completion of judicial review. In 2022, the SEC also proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.

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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report.
Acquisitions and Dispositions
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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $800 million for the three months ended March 31, 2024, compared to $14 million for the three months ended March 31, 2023.
•Adjusted earnings available to common shareholders of $1.3 billion for the three months ended March 31, 2024, compared to $1.2 billion for the three months ended March 31, 2023.
Consolidated Results

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Premiums	$10,053	$9,589
Universal life and investment-type product policy fees	1,248	1,289
Net investment income	5,436	4,645
Other revenues	674	639
Net investment gains (losses)	(375)	(684)
Net derivative gains (losses)	(979)	(90)
Total revenues	16,057	15,388
Expenses
Policyholder benefits and claims and policyholder dividends	10,221	10,031
Policyholder liability remeasurement (gains) losses	(22)	(9)
Market risk benefit remeasurement (gains) losses	(694)	188
Interest credited to policyholder account balances	2,290	1,864
Amortization of deferred policy acquisition costs and value of business acquired	508	470
Amortization of negative value of business acquired	(6)	(7)
Interest expense on debt	264	255
Other expenses, net of capitalization of deferred policy acquisition costs	2,451	2,339
Total expenses	15,012	15,131
Income (loss) before provision for income tax	1,045	257
Provision for income tax expense (benefit)	170	172
Net income (loss)	875	85
Less: Net income (loss) attributable to noncontrolling interests	8	5
Net income (loss) attributable to MetLife, Inc.	867	80
Less: Preferred stock dividends	67	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$800	$14

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $786 million primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $309 million ($244 million, net of income tax):
•Lower losses on sales of fixed maturity securities
•Lower impairment losses on mortgage loans
Partially offset by:
•Losses on foreign currency transactions in the current period
•Losses on other limited partnerships in the current period
Net Derivative Gains (Losses)(2) - Unfavorable change of $889 million ($702 million, net of income tax)(3):
•Long-term interest rates increased in the current period versus decreased in the prior period - unfavorable impact to the estimated fair value of receiver swaps and swaptions
•The U.S. dollar strengthened more significantly against the Japanese yen in the current period compared to the prior period - unfavorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $882 million ($697 million, net of income tax):
•Long-term interest rates increased in the current period versus decreased in the prior period
Adjusted Earnings(5) - Favorable change of $150 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 16% in the current period versus 67% in the prior period
•Current period effective tax rate on income before provision for income tax was 16% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•The reversal of previously non-deductible losses
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 67% versus the U.S. statutory rate of 21% primarily due to tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
•Low income housing and other tax credits
•Corporate tax deduction for stock compensation
•Non-taxable investment income
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
Three Months Ended March 31, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$291	$290	$26	$42	$50	$188	$(87)	$800
Add: Preferred stock dividends	—	—	—	—	—	—	67	67
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	—	—	6	8
Net income (loss)	291	290	26	44	50	188	(14)	875
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(24)	(121)	(131)	(3)	(37)	(286)	227	(375)
Net derivative gains (losses)	53	68	(572)	(202)	(14)	(299)	(13)	(979)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(20)	(78)	232	16	263	(50)	5	368
Other revenues	—	(20)	—	—	—	39	8	27
Expenses:
Policyholder benefits and claims and policyholder dividends	—	—	67	(33)	—	19	—	53
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	12	13	—	29	640	—	694
Interest credited to policyholder account balances	—	1	(236)	(40)	(262)	(26)	—	(563)
Capitalization of deferred policy acquisition costs	—	—	—	—	—	—	—	—
Amortization of deferred policy acquisition costs and value of business acquired	—	—	—	—	—	—	—	—
Amortization of negative value of business acquired	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(12)	(11)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(2)	29	230	71	(5)	(8)	(55)	260
Adjusted earnings	$284	$399	$423	$233	$77	$159	(174)	1,401
Less: Preferred stock dividends							67	67
Adjusted earnings available to common shareholders							$(241)	$1,334

Premiums, fees and other revenues	$6,330	$793	$1,744	$1,496	$620	$880	$112	$11,975
Less: adjustments to premiums, fees and other revenues	—	(20)	—	—	—	39	8	27
Adjusted premiums, fees and other revenues	$6,330	$813	$1,744	$1,496	$620	$841	$104	$11,948

Three Months Ended March 31, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$267	$130	$(277)	$272	$58	$(439)	$3	$14
Add: Preferred stock dividends	—	—	—	—	—	—	66	66
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	1	1	—	3	5
Net income (loss)	267	130	(277)	273	59	(439)	72	85
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	6	(184)	(617)	(2)	9	(145)	249	(684)
Net derivative gains (losses)	(24)	19	36	221	(23)	(380)	61	(90)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(33)	(120)	112	(28)	176	(71)	3	39
Other revenues	—	(18)	—	—	1	—	14	(3)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(2)	14	(82)	—	—	—	(70)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(36)	(4)	—	12	(160)	—	(188)
Interest credited to policyholder account balances	—	(1)	(124)	(28)	(169)	—	—	(322)
Capitalization of deferred policy acquisition costs	—	—	—	—	—	—	—	—
Amortization of deferred policy acquisition costs and value of business acquired	—	—	—	—	—	—	—	—
Amortization of negative value of business acquired	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(28)	(27)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	11	72	26	(25)	(6)	159	(57)	180
Adjusted earnings	$307	$400	$280	$215	$60	$158	(170)	1,250
Less: Preferred stock dividends							66	66
Adjusted earnings available to common shareholders							$(236)	$1,184

Adjusted earnings available to common shareholders on a constant currency basis (1)	$307	$400	$269	$221	$57	$158	$(236)	$1,176

Premiums, fees and other revenues	$6,049	$630	$1,794	$1,372	$582	$959	$131	$11,517
Less: adjustments to premiums, fees and other revenues	—	(18)	—	—	1	—	14	(3)
Adjusted premiums, fees and other revenues	$6,049	$648	$1,794	$1,372	$581	$959	$117	$11,520

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,049	$648	$1,659	$1,380	$568	$959	$117	$11,380
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $428 million, or 4%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $568 million, or 5%, compared to the prior period due to growth across most of our segments, partially offset by the expected decline in our MetLife Holdings segment from business run-off.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Group Benefits	$284	$307
RIS	399	400
Asia	423	280
Latin America	233	215
EMEA	77	60
MetLife Holdings	159	158
Corporate & Other	(241)	(236)
Adjusted earnings available to common shareholders	$1,334	$1,184

Adjusted earnings available to common shareholders on a constant currency basis	$1,334	$1,176

Adjusted premiums, fees and other revenues	$11,948	$11,520
Adjusted premiums, fees and other revenues on a constant currency basis	$11,948	$11,380
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $150 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023
Foreign Currency - Decreased adjusted earnings by $8 million, primarily in our Asia segment
Market Factors - Increased adjusted earnings by $220 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income, as well as lower average invested assets in our MetLife Holdings segment due to business run-off
Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our RIS and Asia segments
Volume Growth - Increased adjusted earnings by $21 million:
•Higher average invested assets primarily in our Latin America and RIS segments
•Higher sales and business growth in our foreign segments
Largely offset by:
•Increase in interest credited expenses on long duration products primarily in our Latin America and RIS segments

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $25 million:
•Favorable underwriting experience primarily in our Asia and EMEA segments
•Lower dividend expense due to business run-off in our MetLife Holdings segment
Partially offset by:
•Unfavorable mortality primarily in our RIS segment
Expenses - Decreased adjusted earnings by $37 million:
•Higher direct expenses, including employee-related and technology costs, in most of our segments
Partially offset by:
•Lower corporate-related expenses, primarily in Corporate & Other

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $281 million, or 5%, compared to the prior period, primarily driven by growth in both core and voluntary products.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$6,645	$6,359
Total adjusted expenses	6,286	5,968
Provision for income tax expense (benefit)	75	84
Adjusted earnings	$284	$307

Adjusted premiums, fees and other revenues	$6,330	$6,049
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $23 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $17 million:
•Unfavorable change from refinements to certain insurance and other liabilities in both periods
•Unfavorable morbidity - higher incidence in disability businesses and an unfavorable change in dental prior year development
Expenses - Decreased adjusted earnings by $9 million:
•Higher technology, employee-related and various other operating expenses exceeded the corresponding increase in adjusted premiums, fees and other revenues
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $165 million, or 25%, compared to the prior period. The increase was primarily due to growth in our structured settlements and the United Kingdom (“U.K.”) longevity reinsurance businesses. Changes in RIS premiums are generally offset by a corresponding change in policyholder benefits.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$2,902	$2,462
Total adjusted expenses	2,398	1,957
Provision for income tax expense (benefit)	105	105
Adjusted earnings	$399	$400

Adjusted premiums, fees and other revenues	$813	$648

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $1 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $28 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower derivative income
•Variable investment income increased - higher returns on private equity funds
Largely offset by:
•Higher average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $6 million:
• Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $29 million:
•Less favorable mortality - annuity businesses
Expenses - Decreased adjusted earnings by $8 million:
•Higher expenses, including technology and certain employee-related costs
Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 decreased $50 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $85 million, or 5%, compared to the prior period, as increases in premiums in Korea and Australia, as well as fee income from Japan’s foreign currency life and annuity products, were partially offset by a decrease in premiums from Japan’s yen-denominated life products.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$2,852	$2,675
Total adjusted expenses	2,270	2,270
Provision for income tax expense (benefit)	159	125
Adjusted earnings	$423	$280

Adjusted earnings on a constant currency basis	$423	$269

Adjusted premiums, fees and other revenues	$1,744	$1,794
Adjusted premiums, fees and other revenues on a constant currency basis	$1,744	$1,659
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Adjusted Earnings - Increased $143 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $11 million:
•Japanese yen and Korean won weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $96 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities
Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $32 million:
•Higher surrender charges in Japan
Taxes - Increased adjusted earnings by $19 million:
•Favorable change in Korea - tax benefits due to a tax audit settlement in the current period and lower dividend withholding tax as a result of a rate decrease
•Favorable change in Japan - tax benefits from higher foreign earnings taxed at lower rates in the current period
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $124 million, or 9%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $116 million, or 8%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$1,882	$1,751
Total adjusted expenses	1,551	1,448
Provision for income tax expense (benefit)	98	88
Adjusted earnings	$233	$215

Adjusted earnings on a constant currency basis	$233	$221

Adjusted premiums, fees and other revenues	$1,496	$1,372
Adjusted premiums, fees and other revenues on a constant currency basis	$1,496	$1,380
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $18 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $6 million:
•Mexican peso strengthened against the U.S. dollar
Largely offset by:
•Chilean peso weakened against the U.S. dollar

Market Factors - Increased adjusted earnings by $5 million:
•Recurring investment income increased - increase in bond index returns on our Chilean encaje within fair value option (“FVO”) securities and higher yields on fixed income securities, primarily in Mexico and Chile, partially offset by lower earnings from a joint venture investment in Chile
Largely offset by:
•Unfavorable impact of lower inflation, primarily in Chile
Volume Growth - Increased adjusted earnings by $15 million:
•Higher sales, primarily in Mexico and Chile
•Higher average invested assets, primarily in Chile
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $12 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico
Partially offset by:
•Unfavorable underwriting - prior period reduction to the incurred but not reported reserve in Mexico
Expenses - Decreased adjusted earnings by $11 million:
•Higher corporate-related and various other operating expenses, primarily in Mexico and Chile
Other - Decreased adjusted earnings by $7 million - includes amortization of deferred policy acquisition costs (“DAC”)

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2024 increased $39 million, or 7%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $52 million, or 9%, compared to the prior period primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) credit life business in Turkey and Romania, and (iii) accident & health business across the region.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$674	$626
Total adjusted expenses	571	550
Provision for income tax expense (benefit)	26	16
Adjusted earnings	$77	$60

Adjusted earnings on a constant currency basis	$77	$57

Adjusted premiums, fees and other revenues	$620	$581
Adjusted premiums, fees and other revenues on a constant currency basis	$620	$568
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.

Adjusted Earnings - Increased $17 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $3 million:
•Turkish lira weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $7 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $7 million:
•Increase in sales and business growth:
•Corporate solutions business in the Gulf, the U.K. and Egypt
•Accident & health business across the region
•Credit life business in Turkey
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $19 million:
•Favorable underwriting experience across the region
•Favorable change from refinements to certain insurance liabilities in the current period
Expenses - Decreased adjusted earnings by $8 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Other - Decreased adjusted earnings by $4 million - includes amortization of DAC
MetLife Holdings
Business Overview. Our MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the U.S. As anticipated, adjusted premiums, fees and other revenues continue to decline from expected business run-off.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$1,851	$2,086
Total adjusted expenses	1,655	1,891
Provision for income tax expense (benefit)	37	37
Adjusted earnings	$159	$158

Adjusted premiums, fees and other revenues	$841	$959
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $1 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $44 million:
•Variable investment income increased - higher returns on private equity funds
Partially offset by:
•Recurring investment income decreased - lower average invested assets due to business run-off, largely offset by higher yields on fixed income securities

Volume Growth - Decreased adjusted earnings by $8 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $8 million:
•Lower dividend expense due to business run-off
Expenses & Other - Increased adjusted earnings by $6 million:
•Lower expenses primarily driven by business run-off

Corporate & Other

	Three Months Ended March 31,
	2024	2023
	(In millions)
Total adjusted revenues	$210	$167
Total adjusted expenses	454	440
Provision for income tax expense (benefit)	(70)	(103)
Adjusted earnings	(174)	(170)
Less: Preferred stock dividends	67	66
Adjusted earnings available to common shareholders	$(241)	$(236)

Adjusted premiums, fees and other revenues	$104	$117
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Business activities	$6	$19
Net investment income	102	51
Interest expense on debt	(265)	(258)
Corporate initiatives and projects	(6)	(14)
Other	(81)	(71)
Provision for income tax (expense) benefit and other tax-related items	70	103
Preferred stock dividends	(67)	(66)
Adjusted earnings available to common shareholders	$(241)	$(236)
Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Adjusted Earnings - Decreased $5 million primarily due to the following:
Business Activities – Decreased adjusted earnings by $10 million:
•Higher expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $40 million:
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method, increased yields on fixed maturity securities and higher average invested assets
•Variable investment income increased – higher returns on private equity funds
Interest Expense on Debt – Decreased adjusted earnings by $6 million:
•Senior note issuances in July 2023 and March 2024
Partially offset by:
•Early senior note redemption in February 2023
•Surplus note repayment at maturity in January and February 2024
Corporate Initiatives and Projects & Other – Decreased adjusted earnings by $2 million:
•Higher employee-related expenses

•Higher litigation reserves
Substantially offset by:
•Lower corporate-related expenses, including from initiatives and projects
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower utilization of tax preferenced items, primarily due to low-income housing tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on appropriate level of diversification and asset quality.
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
Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. Rising market interest rates have impacted our investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities Available-for-Sale — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
Selected Country Investments
We have a market presence in numerous countries and, therefore, our investment portfolio, which supports our insurance operations and related policyholder liabilities, as well as our global portfolio diversification objectives, is exposed to risks posed by local political and economic conditions. The countries included in the following table have been the most affected by these risks. The table below presents a summary of selected country fixed maturity securities AFS, at estimated fair value, on a “country of risk basis” (i.e., where the issuer primarily conducts business).

	Selected Country Fixed Maturity Securities AFS at March 31, 2024
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	153	17	92	262
Peru	84	4	174	262
Ukraine	45	—	3	48
Turkey	21	3	6	30
Russian Federation	21	—	—	21
Total	$324	$24	$275	$623
Investment grade %	71.5%	74.6%	75.8%	73.5%
__________________
(1)Sovereign includes government and agency.

(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $711 million, $655 million and $435 million, respectively, at March 31, 2024. The notional value and estimated fair value of the net purchased credit default swaps were $192 million and $4 million, respectively, at March 31, 2024.
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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended March 31,
	2024	2023
	(In millions)
Net investment income — GAAP	$5,436	$4,645
Investment hedge adjustments	176	264
Unit-linked investment income	(542)	(303)
Other	(2)	—
Adjusted net investment income (1)	$5,068	$4,606
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

Yield Table

	For the Three Months Ended March 31,
	2024		2023
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.38%	$3,200	4.07%	$3,028
Net mortgage loans (3)	5.25	1,100	4.92	1,041
Real estate and real estate joint ventures	(2.74)	(90)	(2.10)	(69)
Policy loans	5.56	113	5.35	119
Equity securities	5.48	7	3.17	12
Other limited partnership interests	8.27	301	0.73	26
Cash and short-term investments	5.32	246	5.01	167
Other invested assets	—	348	—	439
Investment income	4.75%	5,225	4.31%	4,763
Investment fees and expenses	(0.14)	(157)	(0.14)	(157)
Net investment income including divested businesses (4)	4.61%	5,068	4.17%	4,606
Less: net investment income from divested businesses (4)		—		—
Adjusted net investment income		$5,068		$4,606
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
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $85 million and $48 million for the three months ended March 31, 2024 and 2023, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and net mortgage loans includes prepayment fees and excludes investment income from mortgage loans originated for third parties, respectively. See “— Net Mortgage Loans.”
(4)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of divested businesses.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	March 31, 2024		December 31, 2023
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$206,211	74.1%	$209,616	74.5%
Privately-placed	72,198	25.9	71,796	25.5
Total fixed maturity securities AFS	$278,409	100.0%	$281,412	100.0%
Percentage of cash and invested assets	60.5%		60.3%
Equity securities
Publicly traded	$494	65.9%	$506	66.8%
Privately-held	256	34.1	251	33.2
Total equity securities	$750	100.0%	$757	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2023 Annual Report for further information on the processes used to value securities and the related controls.
Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	March 31, 2024
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,406	5.5%	$435	58.0%
Level 2
Independent pricing sources	229,178	82.3	59	7.9
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	229,178	82.3	62	8.3
Level 3
Independent pricing sources	24,702	8.9	22	2.9
Internal matrix pricing or discounted cash flow techniques	8,409	3.0	216	28.8
Independent broker quotations	714	0.3	15	2.0
Significant unobservable inputs	33,825	12.2	253	33.7
Total at estimated fair value	$278,409	100.0%	$750	100.0%

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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2024: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the three months ended March 31, 2024, Level 3 fixed maturity securities AFS increased by $878 million, or 2.7%. The increase was driven by purchases in excess of sales, offset by a decrease in estimated fair value recognized in other comprehensive income (loss) and transfers out of Level 3 in excess of transfers into Level 3.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2023 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2023 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the NAIC for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for non-agency RMBS and CMBS that estimate security level expected losses under a variety of economic scenarios.
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

		March 31, 2024				December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$209,218	$(17,091)	$192,127	69.0%	$209,232	$(14,510)	$194,722	69.2%
Baa	2	77,741	(4,374)	73,367	26.4	77,534	(3,854)	73,680	26.2
Subtotal investment grade		286,959	(21,465)	265,494	95.4	286,766	(18,364)	268,402	95.4
Ba	3	10,742	(419)	10,323	3.7	10,694	(395)	10,299	3.7
B	4	2,353	(94)	2,259	0.8	2,491	(120)	2,371	0.8
Caa and lower	5	336	(69)	267	0.1	280	(22)	258	0.1
In or near default	6	120	(54)	66	—	140	(58)	82	—
Subtotal below investment grade		13,551	(636)	12,915	4.6	13,605	(595)	13,010	4.6
Total fixed maturity securities AFS		$300,510	$(22,101)	$278,409	100.0%	$300,371	$(18,959)	$281,412	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
March 31, 2024
U.S. corporate	$42,344	$32,230	$4,224	$1,576	$155	$24	$80,553
Foreign corporate	19,072	31,258	3,241	427	20	11	54,029
Foreign government	34,470	5,691	2,371	181	55	25	42,793
U.S. government and agency	31,465	383	—	—	—	—	31,848
RMBS	30,250	775	75	38	2	2	31,142
ABS & CLO	14,392	2,675	335	37	26	3	17,468
Municipals	10,713	200	25	—	—	—	10,938
CMBS	9,421	155	52	—	9	1	9,638
Total fixed maturity securities AFS	$192,127	$73,367	$10,323	$2,259	$267	$66	$278,409
Percentage of total	69.0%	26.4%	3.7%	0.8%	0.1%	—%	100.0%

December 31, 2023
U.S. corporate	$42,892	$31,942	$4,093	$1,602	$158	$30	$80,717
Foreign corporate	19,519	32,144	3,300	458	9	14	55,444
Foreign government	37,024	5,727	2,410	245	52	31	45,489
U.S. government and agency	31,876	376	—	—	—	—	32,252
RMBS	28,381	602	68	40	3	2	29,096
ABS & CLO	14,345	2,548	345	26	26	4	17,294
Municipals	10,974	168	29	—	—	—	11,171
CMBS	9,711	173	54	—	10	1	9,949
Total fixed maturity securities AFS	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412
Percentage of total	69.2%	26.2%	3.7%	0.8%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either March 31, 2024 or December 31, 2023. The top 10 holdings comprised 1% of total investments at both March 31, 2024 and December 31, 2023. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	March 31, 2024		December 31, 2023
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$31,823	23.6%	$32,142	23.5%
Consumer (cyclical and non-cyclical)	27,917	20.7	28,391	20.9
Utility	24,165	18.0	24,058	17.7
Industrial (basic, capital goods and other)	14,134	10.5	14,240	10.5
Transportation	11,816	8.8	12,132	8.9
Communications	9,931	7.4	10,048	7.4
Energy	7,619	5.7	7,917	5.8
Technology	4,210	3.1	4,262	3.1
Other	2,967	2.2	2,971	2.2
Total	$134,582	100.0%	$136,161	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $58.2 billion and $56.3 billion of Structured Products, at estimated fair value, at March 31, 2024 and December 31, 2023, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$18,607	59.7%	$(1,364)	$16,704	57.4%	$(1,268)
Pass-through mortgage-backed securities	12,535	40.3	(1,291)	12,392	42.6	(1,114)
Total RMBS	$31,142	100.0%	$(2,655)	$29,096	100.0%	$(2,382)
Risk profile
Agency	$19,507	62.5%	$(1,954)	$18,472	63.5%	$(1,650)
Non-Agency
Prime and prime investor	5,162	16.6	(424)	4,827	16.6	(435)
NQM and Alt-A	1,698	5.5	(63)	1,760	6.0	(75)
Reperforming and sub-prime	3,046	9.8	(176)	2,622	9.0	(167)
Other (1)	1,729	5.6	(38)	1,415	4.9	(55)
Subtotal Non-Agency	11,635	37.5%	(701)	10,624	36.5%	(732)
Total RMBS	$31,142	100.0%	$(2,655)	$29,096	100.0%	$(2,382)
Ratings profile
Rated Aaa and Aa	$27,000	86.7%		$25,307	87.0%
Designated NAIC 1	$30,248	97.1%		$28,384	97.6%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2023 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, prime investor, non-qualified residential mortgage (“NQM”), alternative (“Alt-A”), reperforming and sub-prime mortgage-backed securities.
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	March 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,693	9.8%	$(14)	$1,605	9.2%	$(23)
Digital infrastructure	1,452	8.3	(64)	1,376	8.0	(77)
Consumer loans	894	5.1	(67)	944	5.5	(78)
Credit card	899	5.1	(6)	904	5.2	(4)
Franchise	883	5.1	(55)	852	4.9	(65)
Student loans	689	3.9	(52)	702	4.1	(58)
Other (1)	2,995	17.1	(223)	3,038	17.6	(241)
Total ABS	$9,505	54.4%	$(481)	$9,421	54.5%	$(546)
CLO (2)	$7,963	45.6%	$(15)	$7,873	45.5%	$(63)
Total ABS & CLO	$17,468	100.0%	$(496)	$17,294	100.0%	$(609)

ABS ratings profile
Rated Aaa and Aa	$3,851	40.5%		$3,970	42.1%
Designated NAIC 1	$7,174	75.5%		$7,227	76.7%
CLO ratings profile
Rated Aaa and Aa	$5,997	75.3%		$5,913	75.1%
Designated NAIC 1	$7,209	90.5%		$7,118	90.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,848	56.4%		$9,883	57.1%
Designated NAIC 1	$14,383	82.3%		$14,345	82.9%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	March 31, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$5,719	59.4%	$(452)	$6,102	61.3%	$(643)
Single asset and single borrower	1,995	20.7	(106)	1,997	20.1	(136)
Agency	716	7.4	(106)	735	7.4	(93)
Commercial real estate collateralized loan obligations	413	4.3	(5)	437	4.4	(9)
Other	795	8.2	12	678	6.8	(7)
Total CMBS	$9,638	100.0%	$(657)	$9,949	100.0%	$(888)
Ratings profile
Rated Aaa and Aa	$7,859	81.5%		$8,262	83.0%
Designated NAIC 1	$9,418	97.7%		$9,710	97.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the three months ended March 31, 2024.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.0 billion and $13.8 billion at March 31, 2024 and December 31, 2023, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 and Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $642 million and $362 million at March 31, 2024 and December 31, 2023, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $666 million and $371 million at March 31, 2024 and December 31, 2023, respectively.
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

Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2024				December 31, 2023
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$51,527	61.2%	$385	0.7%	$52,111	61.5%	$295	0.6%
Agricultural	19,461	23.1	187	1.0%	19,559	23.1	171	0.9%
Residential	13,201	15.7	165	1.2%	13,096	15.4	182	1.4%
Total	$84,189	100.0%	$737	0.9%	$84,766	100.0%	$648	0.8%
_________________
(1)Does not include mortgage loans originated for third parties of $8.1 billion at amortized cost ($7.8 billion commercial and $251 million agricultural) and the related ACL of $77 million at March 31, 2024, and $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million at December 31, 2023.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located primarily in Mexico, the U.K. and Australia at March 31, 2024. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at March 31, 2024. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at March 31, 2024. The carrying values of our residential mortgage loans located in California, Florida, and New York were 33%, 11%, and 8%, respectively, of total residential mortgage loans at March 31, 2024.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$9,036	17.5%	$9,016	17.3%
Non-U.S.	8,453	16.4	8,933	17.1
Middle Atlantic	7,430	14.4	7,477	14.3
South Atlantic	6,802	13.2	6,637	12.7
West South Central	3,502	6.8	3,472	6.7
New England	2,821	5.5	2,859	5.5
Mountain	2,192	4.3	2,193	4.2
East North Central	1,701	3.3	1,822	3.5
East South Central	653	1.3	654	1.3
West North Central	644	1.2	613	1.2
Multi-Region and Other	8,293	16.1	8,435	16.2
Total amortized cost	$51,527	100.0%	$52,111	100.0%
Less: ACL	385		295
Carrying value, net of ACL	$51,142		$51,816
Property Type
Office	$19,369	37.6%	$19,651	37.7%
Apartment	11,353	22.0	11,974	23.0
Retail	7,371	14.3	7,218	13.9
Industrial	5,315	10.3	5,275	10.1
Single Family Rental	4,823	9.4	4,728	9.1
Hotel	3,199	6.2	3,140	6.0
Other	97	0.2	125	0.2
Total amortized cost	$51,527	100.0%	$52,111	100.0%
Less: ACL	385		295
Carrying value, net of ACL	$51,142		$51,816
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 65% and 64% at March 31, 2024 and December 31, 2023, respectively, and our average DSCR was 2.2x and 2.3x at March 31, 2024 and December 31, 2023, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 46% and 47% at March 31, 2024 and December 31, 2023, respectively. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $51.5 billion at amortized cost at March 31, 2024 by key credit quality indicators of LTV and DSCR was as follows:

	March 31, 2024
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	47.7%	2.5%	1.2%	51.4%
65% - 75%	24.4%	1.8%	1.0%	27.2%
76% - 80%	5.2%	0.9%	0.6%	6.7%
>80%	8.9%	3.3%	2.5%	14.7%
Total	86.2%	8.5%	5.3%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.5 billion at amortized cost at March 31, 2024 by the key credit quality indicator of LTV was as follows:

March 31, 2024

LTV	Total
<65%	92.8%
65% - 75%	6.4%
76% - 80%	—%
>80%	0.8%
Total	100.0%
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
The carrying value of our real estate investments was $13.0 billion and $13.3 billion at March 31, 2024 and December 31, 2023, respectively, or 2.8% and 2.9% of cash and invested assets, at March 31, 2024 and December 31, 2023, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $4.5 billion unrealized gain position at March 31, 2024.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the three months ended March 31, 2024 or 2023.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At March 31, 2024 and December 31, 2023, the carrying value of other limited partnership interests was $14.3 billion and $14.8 billion, which included $25 million and $27 million of hedge funds, respectively. Other limited partnership interests were 3.1% and 3.2% of cash and invested assets at March 31, 2024 and December 31, 2023, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2024		December 31, 2023
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,291	45.8%	$8,737	48.0%
Direct financing leases	1,178	6.5	1,304	7.2
Annuities funding structured settlement claims	1,256	6.9	1,256	6.9
Operating joint ventures (1)	1,406	7.8	1,142	6.3
Company-owned life insurance policies	1,048	5.8	1,036	5.7
Tax credit and renewable energy partnerships	781	4.3	1,034	5.7
FHLBNY common stock	714	3.9	714	3.9
Leveraged leases	665	3.7	689	3.8
Funds withheld	447	2.5	436	2.4
Other	2,311	12.8	1,854	10.1
Total	$18,097	100.0%	$18,202	100.0%
Percentage of cash and invested assets	3.9%		3.9%
__________________

(1)See Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements for information regarding the Company’s pending disposition of MetLife Malaysia.
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, Federal Home Loan Bank of New York (“FHLBNY”) common stock, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at March 31, 2024 and December 31, 2023. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2024 and December 31, 2023.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedge relationships for the three months ended March 31, 2024 and 2023.
See “— Summary of Critical Accounting Estimates — Derivatives” in the 2023 Annual Report for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” in the 2023 Annual Report for more information about our use of derivatives by major hedge program.
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
We continuously review and refine our hedging strategy in light of changing economic and market conditions, evolving NAIC and the New York Department of Financial Services statutory requirements, and accounting rule changes. As a part of our current hedging strategy, we maintain portfolio level derivatives in our macro hedge program. These macro hedge program derivatives mitigate the potential deterioration in our capital positions from significant adverse economic conditions.
See “— Results of Operations — Consolidated Results” for an analysis of the period over period changes in net derivative gains (losses).

Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Interim Condensed Consolidated Financial Statements:
◦Note 13 (senior notes issuance);
◦Note 14 (preferred stock, including the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations); and
◦Note 20 (common stock repurchase authorization and senior notes redemption).
Additionally, this discussion should be read in conjunction with the following sections included in the 2023 Annual Report for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements: (i) Note 3 (dispositions); (ii) Note 5 (funding agreements, reported in policyholder account balances (“PABs”), and the related pledged collateral); (iii) Note 16 (long-term debt, commercial paper and other short-term debt, credit and committed facilities, and debt and facility covenants); (iv) Note 17 (collateral financing arrangement and the related pledged collateral); (v) Note 18 (junior subordinated debt securities and the related replacement capital covenant); and (vi) Note 19 (preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorizations).
•Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules: (i) Note 4 (affiliated long-term debt); and (ii) Note 5 (support agreements).
•Risk Factors: (i) “— Capital Risks”; (ii) “— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”; (iii) “— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings”; and (iv) “— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions.”
Our business and results of operations are materially affected by conditions in the global financial markets and the economy generally due to our market presence in numerous countries, large investment portfolio and the sensitivity of our insurance liabilities and derivatives to changing market factors. Such conditions may affect our financing costs and market interest for our debt or equity securities. For further information regarding market factors that could affect our ability to meet liquidity and capital needs, see “— Industry Trends” and “— Investments — Current Environment.”
Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity” included in the 2023 Annual Report.
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At March 31, 2024 and December 31, 2023, our short-term liquidity position was $18.1 billion and $19.2 billion, respectively, and liquid assets were $176.1 billion and $182.6 billion, respectively.
Short-term liquidity includes cash and cash equivalents and short-term investments, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, and secured borrowings, as well as amounts held in the closed block.

Liquid assets include short-term liquidity and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

	Three Months Ended March 31,
	2024	2023
	(In millions)
Sources:
Operating activities, net	$2,328	$2,026
Net change in policyholder account balances	1,071	78
Net change in payables for collateral under securities loaned and other transactions	50	—
Long-term debt issued	758	1,000
Derivatives with certain financing elements and other derivative-related transactions, net	—	60
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	34
Total sources	4,207	3,198
Uses:
Investing activities, net	2,627	1,504
Net change in payables for collateral under securities loaned and other transactions	—	1,066
Long-term debt repaid	264	1,012
Collateral financing arrangement repaid	47	12
Derivatives with certain financing elements and other derivative-related transactions, net	55	—
Net change in mortgage loan secured financing	119	—
Treasury stock acquired in connection with share repurchases	1,172	780
Dividends on preferred stock	67	66
Dividends on common stock	377	389
Other, net	39	108
Effect of change in foreign currency exchange rates on cash and cash equivalents	239	—
Total uses	5,006	4,937
Net increase (decrease) in cash and cash equivalents	$(799)	$(1,739)
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

Liquidity and Capital Sources
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) long-term debt; collateral financing arrangement; and junior subordinated debt securities; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) shelf registration statement, which permits the issuance of public debt, equity and hybrid securities and provides for automatic effectiveness upon filing and has no stated issuance capacity; and (vii) dispositions. Additional details regarding certain of our primary sources of liquidity and capital are included in the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2023 Annual Report referenced in “— Overview” and are discussed below.
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
Credit and Committed Facilities
At March 31, 2024, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at March 31, 2024 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$297	$—	$2,703

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,497	—	399
Total Committed Facilities	$3,246	$2,847	$—	$399
The following table summarizes our outstanding debt at:

	March 31, 2024	December 31, 2023
	(In millions)
Short-term debt (1)	$127	$119
Long-term debt (2)	$15,972	$15,548
Collateral financing arrangement	$590	$637
Junior subordinated debt securities	$3,162	$3,161
__________________
(1)Includes $127 million and $119 million of short-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at March 31, 2024 and December 31, 2023, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $469 million and $442 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at March 31, 2024 and December 31, 2023, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2024.

Liquidity and Capital Uses
The primary uses of liquidity and capital include: (i) common stock repurchases; (ii) dividends on common and preferred stock; (iii) preferred stock redemptions; (iv) debt repayments; (v) debt repurchases, redemptions and exchanges; (vi) contractual obligations, including PABs and insurance liabilities; (vii) pledged collateral; (viii) securities lending transactions, repurchase agreements and third-party custodian administered programs; (ix) mortgage loan secured financing; and (x) acquisitions. Additional details regarding certain of our primary uses of liquidity and capital are included in the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2023 Annual Report referenced in “— Overview” and are discussed below.
Common Stock Repurchases and Dividends
Among other factors that could restrict MetLife, Inc.’s ability to repurchase or pay dividends on its common stock are the “dividend stopper” provisions in MetLife, Inc.’s preferred stock and junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — ‘Dividend Stopper’ Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures” included in the 2023 Annual Report.
For the three months ended March 31, 2024 and 2023, MetLife, Inc. paid dividends on its preferred stock of $67 million and $66 million, respectively. For the three months ended March 31, 2024 and 2023, MetLife, Inc. paid dividends on its common stock of $377 million and $389 million, respectively.
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
Pledged Collateral
We pledge collateral to, and have collateral pledged to us by counterparties in connection with our derivatives, the collateral financing arrangement related to the reinsurance of closed block liabilities, and with funding and advance agreements. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information regarding derivatives.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2024 and 2023, general account surrenders and withdrawals from annuity products were $458 billion and $531 million, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2024 there were funding agreements totaling $133 million that could be put back to the Company.

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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2023 Annual Report.
Liquid Assets
At both March 31, 2024 and December 31, 2023, MetLife holding companies had $5.2 billion in liquid assets. Of these amounts, $4.0 billion and $4.2 billion were held by MetLife, Inc. and $1.2 billion and $1.0 billion were held by other MetLife holding companies at March 31, 2024 and December 31, 2023, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Company Outlook” included in the 2023 Annual Report for the targeted level of liquid assets at the holding companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2023 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
Liquidity and Capital Sources
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt; (iii) collateral financing arrangement and junior subordinated debentures; (iv) credit and committed facilities; and (v) dispositions. Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources,” the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2023 Annual Report referenced in “— Overview” and are discussed below.
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

The table below sets forth the dividends permitted to be paid in 2024 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2024:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
Metropolitan Life Insurance Company	$1,200	$3,476
American Life Insurance Company	$—	$945
Metropolitan Tower Life Insurance Company	$—	$373
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2024 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2024, some or all of such dividends may require regulatory approval.
In addition to the amounts presented in the table above, for the three months ended March 31, 2024, MetLife, Inc. also received from certain other subsidiaries cash dividends of $19 million, as well as cash returns of capital of $6 million.
The dividend capacity of our non-U.S. operations is subject to similar restrictions established by the local regulators. The non-U.S. regulatory regimes also commonly limit dividend payments to the parent company to a portion of the subsidiary’s prior year statutory income, as determined by the local accounting principles. The regulators of our non-U.S. operations, including Japan’s Financial Services Agency, may also limit or not permit profit repatriations or other transfers of funds to the U.S. if such transfers are deemed to be detrimental to the solvency or financial strength of the non-U.S. operations, or for other reasons. Most of our non-U.S. subsidiaries are second tier subsidiaries which are owned by various non-U.S. holding companies. The capital and rating considerations applicable to our first-tier subsidiaries may also impact the dividend flow into MetLife, Inc.
We proactively manage target and excess capital levels and dividend flows and forecast local capital positions as part of the financial planning cycle. The dividend capacity of certain U.S. and non-U.S. subsidiaries is also subject to business targets in excess of the minimum capital necessary to maintain the desired rating or level of financial strength in the relevant market.
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2024	December 31, 2023
	(In millions)
Long-term debt — unaffiliated	$15,177	$14,516
Long-term debt — affiliated	$1,493	$1,585
Junior subordinated debt securities	$2,468	$2,468
Liquidity and Capital Uses
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) common stock, preferred stock and debt repurchases and/or redemptions; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions. Additional details regarding certain of MetLife, Inc.’s primary uses of liquidity and capital are included in “— The Company — Liquidity and Capital Uses,” the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2023 Annual Report referenced in “— Overview” and are discussed below.

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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2024 and 2023, MetLife, Inc. invested a net amount of $111 million and $173 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $555 million and $305 million at March 31, 2024 and December 31, 2023, respectively.
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
•Allocated equity is the portion of MetLife, Inc.’s common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2023 Annual Report. Allocated equity excludes the impact of AOCI other than FCTA.
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
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2023 Annual Report for information on our risk management.
Subsequent Events
See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to such market risks through our insurance operations and investment activities. We use a variety of strategies to manage these risks, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2023 Annual Report. There have been no material changes to our market risk exposures from those previously disclosed in the 2023 Annual Report.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2023 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2024	7,284,363	$68.65	7,283,779	$1,602,494,156
February 1 — February 29, 2024	4,699,082	$68.10	4,699,082	$1,282,495,180
March 1 — March 31, 2024	4,916,589	$71.61	4,915,378	$930,495,942
Total	16,900,034		16,898,239
__________________
(1)During the periods January 1 — January 31, 2024, February 1 — February 29, 2024 and March 1 — March 31, 2024, separate account index funds purchased 584 shares, 0 shares and 1,211 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2023, MetLife, Inc. announced that its Board of Directors authorized a total of $4.0 billion of additional common stock repurchases. At March 31, 2024, MetLife, Inc. had $930 million of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, reflects the applicable excise tax payable in connection with such repurchases. On May 1, 2024, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2023 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 2, 2024