Form 10-Q
period 2024-06-30
METLIFE INC
filed 2024-08-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

At July 26, 2024, 700,324,845 shares of the registrant’s common stock were outstanding.

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $121 and $184, respectively); and amortized cost: $303,191 and $300,555, respectively	$277,736	$281,412
Equity securities, at estimated fair value	754	757
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,106	10,331
Mortgage loans (net of allowance for credit loss of $806 and $721, respectively)	89,802	92,506
Policy loans	8,691	8,788
Real estate and real estate joint ventures (includes $321 and $317, respectively, under the fair value option; $34 and $0, respectively, of real estate held-for-sale; $210 and $0, respectively, relating to variable interest entities)	13,517	13,332
Other limited partnership interests	14,288	14,764
Short-term investments, principally at estimated fair value	3,804	6,045
Other invested assets (includes $1,863 and $1,993, respectively, of leveraged and direct financing leases; $429 and $333, respectively, relating to variable interest entities)	18,131	18,202
Total investments	436,829	446,137
Cash and cash equivalents, principally at estimated fair value	20,786	20,639
Accrued investment income	3,657	3,589
Premiums, reinsurance and other receivables	31,820	28,971
Market risk benefits, at estimated fair value	356	286
Deferred policy acquisition costs and value of business acquired	19,568	20,151
Current income tax recoverable	348	190
Deferred income tax asset	2,681	2,612
Goodwill	8,950	9,236
Other assets	11,043	11,139
Separate account assets	139,707	144,634
Total assets	$675,745	$687,584
Liabilities and Equity
Liabilities
Future policy benefits	$190,993	$196,406
Policyholder account balances	219,543	219,269
Market risk benefits, at estimated fair value	2,618	3,179
Other policy-related balances	19,379	19,736
Policyholder dividends payable	365	386
Payables for collateral under securities loaned and other transactions	17,719	17,524
Short-term debt (includes $113 and $0, respectively, relating to variable interest entities)	390	119
Long-term debt	14,809	15,548
Collateral financing arrangement	555	637
Junior subordinated debt securities	3,163	3,161
Deferred income tax liability	216	927
Other liabilities	38,748	35,805
Separate account liabilities	139,707	144,634
Total liabilities	648,205	657,331
Contingencies, Commitments and Guarantees (Note 19)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,193,636,489 and 1,191,823,651 shares issued, respectively; 703,760,956 and 730,821,111 shares outstanding, respectively	12	12
Additional paid-in capital	33,740	33,690
Retained earnings	40,873	40,146
Treasury stock, at cost; 489,875,533 and 461,002,540 shares, respectively	(26,637)	(24,591)
Accumulated other comprehensive income (loss)	(20,736)	(19,242)
Total MetLife, Inc.’s stockholders’ equity	27,252	30,015
Noncontrolling interests	288	238
Total equity	27,540	30,253
Total liabilities and equity	$675,745	$687,584
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Premiums	$11,628	$11,678	$21,681	$21,267
Universal life and investment-type product policy fees	1,281	1,288	2,529	2,577
Net investment income	5,205	5,072	10,641	9,717
Other revenues	638	621	1,312	1,260
Net investment gains (losses)	(421)	(1,039)	(796)	(1,723)
Net derivative gains (losses)	(508)	(997)	(1,487)	(1,087)
Total revenues	17,823	16,623	33,880	32,011
Expenses
Policyholder benefits and claims	11,485	11,809	21,559	21,681
Policyholder liability remeasurement (gains) losses	(10)	(16)	(32)	(25)
Market risk benefit remeasurement (gains) losses	(182)	(817)	(876)	(629)
Interest credited to policyholder account balances	2,000	1,933	4,290	3,797
Policyholder dividends	148	151	295	310
Other expenses	3,180	3,133	6,397	6,190
Total expenses	16,621	16,193	31,633	31,324
Income (loss) before provision for income tax	1,202	430	2,247	687
Provision for income tax expense (benefit)	249	22	419	194
Net income (loss)	953	408	1,828	493
Less: Net income (loss) attributable to noncontrolling interests	7	6	15	11
Net income (loss) attributable to MetLife, Inc.	946	402	1,813	482
Less: Preferred stock dividends	34	32	101	98
Net income (loss) available to MetLife, Inc.’s common shareholders	$912	$370	$1,712	$384
Comprehensive income (loss)	$(11)	$(829)	$336	$2,712
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	8	8	17	(5)
Comprehensive income (loss) attributable to MetLife, Inc.	$(19)	$(837)	$319	$2,717

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.28	$0.48	$2.39	$0.50
Diluted	$1.28	$0.48	$2.37	$0.50

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $11 million of excise tax)					(1,183)		(1,183)		(1,183)
Stock-based compensation			28				28		28
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(377)			(377)		(377)
Change in equity of noncontrolling interests							—	14	14
Net income (loss)				867			867	8	875
Other comprehensive income (loss), net of income tax						(529)	(529)	1	(528)
Balance at March 31, 2024	$—	$12	$33,718	$40,350	$(25,774)	$(19,771)	$28,535	$261	$28,796
Treasury stock acquired in connection with share repurchases (includes $8 million of excise tax)					(863)		(863)		(863)
Stock-based compensation			22				22		22
Dividends on preferred stock				(34)			(34)		(34)
Dividends on common stock (declared per share of $0.545)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	19	19
Net income (loss)				946			946	7	953
Other comprehensive income (loss), net of income tax						(965)	(965)	1	(964)
Balance at June 30, 2024	$—	$12	$33,740	$40,873	$(26,637)	$(20,736)	$27,252	$288	$27,540

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $7 million of excise tax)					(787)		(787)		(787)
Stock-based compensation			1				1		1
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.500)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				80			80	5	85
Other comprehensive income (loss), net of income tax						3,474	3,474	(18)	3,456
Balance at March 31, 2023	$—	$12	$33,617	$39,957	$(22,245)	$(19,147)	$32,194	$229	$32,423
Treasury stock acquired in connection with share repurchases (includes $6 million of excise tax)					(678)		(678)		(678)
Stock-based compensation			13				13		13
Dividends on preferred stock				(32)			(32)		(32)
Dividends on common stock (declared per share of $0.520)				(399)			(399)		(399)
Change in equity of noncontrolling interests							—	(6)	(6)
Net income (loss)				402			402	6	408
Other comprehensive income (loss), net of income tax						(1,239)	(1,239)	2	(1,237)
Balance at June 30, 2023	$—	$12	$33,630	$39,928	$(22,923)	$(20,386)	$30,261	$231	$30,492
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$5,818	$5,064
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	26,840	32,415
Equity securities	44	927
Mortgage loans	4,777	4,347
Real estate and real estate joint ventures	298	76
Other limited partnership interests	626	541
Short-term investments	7,641	6,262
Purchases and originations of:
Fixed maturity securities available-for-sale	(31,986)	(35,072)
Equity securities	(64)	(51)
Mortgage loans	(3,545)	(5,094)
Real estate and real estate joint ventures	(707)	(555)
Other limited partnership interests	(574)	(910)
Short-term investments	(5,440)	(8,216)
Cash received in connection with freestanding derivatives	1,034	1,446
Cash paid in connection with freestanding derivatives	(2,261)	(2,742)
Net change in policy loans	(17)	16
Net change in other invested assets	(506)	(1,133)
Other, net	(127)	(107)
Net cash provided by (used in) investing activities	(3,967)	(7,850)
Cash flows from financing activities
Policyholder account balances - deposits	50,011	51,869
Policyholder account balances - withdrawals	(48,065)	(49,013)
Net change in payables for collateral under securities loaned and other transactions	385	(1,972)
Long-term debt issued	1,270	1,000
Long-term debt repaid	(1,741)	(1,019)
Collateral financing arrangement repaid	(82)	(41)
Derivatives with certain financing elements and other derivative-related transactions, net	(150)	58
Proceeds from mortgage loan secured financing	92	277
Repayments of mortgage loan secured financing	(419)	(663)
Treasury stock acquired in connection with share repurchases	(2,027)	(1,452)
Dividends on preferred stock	(101)	(98)
Dividends on common stock	(766)	(788)
Other, net	127	(74)
Net cash provided by (used in) financing activities	(1,466)	(1,916)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(238)	(76)
Change in cash and cash equivalents	147	(4,778)
Cash and cash equivalents, beginning of period	$20,639	$20,195
Cash and cash equivalents, end of period	$20,786	$15,417

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$527	$472
Income tax	$994	$1,116
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$2,342	$1,691
Real estate and real estate joint ventures acquired in satisfaction of debt	$334	$6
Other invested assets received in connection with the sale of other limited partnership interests	$372	$—
Consolidation of real estate and real estate joint ventures:
Increase of real estate and real estate joint ventures	$134	$—
Increase of short-term debt	$113	$—

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and six months ended June 30, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,599	$2,448	$1,216	$1,122	$536	$692	$15	$11,628	$—	$11,628
Universal life and investment-type product policy fees	229	73	434	373	77	94	1	1,281	—	1,281
Net investment income	313	2,117	1,167	398	54	1,016	95	5,160	45	5,205
Other revenues	382	61	18	11	8	37	97	614	24	638
Net investment gains (losses)	—	—	—	—	—	—	—	—	(421)	(421)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(508)	(508)
Total revenues	6,523	4,699	2,835	1,904	675	1,839	208	18,683	(860)	17,823
Expenses
Policyholder benefits and claims and policyholder dividends	4,780	3,248	988	1,018	265	1,252	9	11,560	73	11,633
Policyholder liability remeasurement (gains) losses	2	(23)	(4)	(3)	1	17	—	(10)	—	(10)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(182)	(182)
Interest credited to PABs	48	838	657	115	17	106	—	1,781	219	2,000
Capitalization of deferred policy acquisition costs (“DAC”)	(5)	(46)	(335)	(175)	(115)	(4)	(3)	(683)	—	(683)
Amortization of DAC and value of business acquired (“VOBA”)	7	16	207	129	82	57	1	499	—	499
Amortization of negative VOBA	—	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	1	3	—	4	—	3	246	257	—	257
Other expenses	1,016	145	702	505	328	220	188	3,104	9	3,113
Total expenses	5,849	4,181	2,210	1,593	577	1,651	441	16,502	119	16,621
Provision for income tax expense (benefit)	141	108	176	85	21	35	(47)	519	(270)	249
Adjusted earnings	$533	$410	$449	$226	$77	$153	$(186)	1,662
Adjustments to:
Total revenues								(860)
Total expenses								(119)
Provision for income tax (expense) benefit								270
Net income (loss)								$953		$953

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,427	$2,681	$1,310	$1,023	$499	$719	$19	$11,678	$—	$11,678
Universal life and investment-type product policy fees	223	71	396	352	75	170	1	1,288	—	1,288
Net investment income	327	1,948	1,050	418	47	1,170	80	5,040	32	5,072
Other revenues	363	71	21	10	8	49	106	628	(7)	621
Net investment gains (losses)	—	—	—	—	—	—	—	—	(1,039)	(1,039)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(997)	(997)
Total revenues	6,340	4,771	2,777	1,803	629	2,108	206	18,634	(2,011)	16,623
Expenses
Policyholder benefits and claims and policyholder dividends	4,866	3,441	1,057	976	237	1,341	12	11,930	30	11,960
Policyholder liability remeasurement (gains) losses	2	(11)	(27)	3	2	15	—	(16)	—	(16)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(817)	(817)
Interest credited to PABs	48	702	570	105	19	198	—	1,642	291	1,933
Capitalization of DAC	(5)	(50)	(397)	(148)	(119)	(6)	(4)	(729)	—	(729)
Amortization of DAC and VOBA	7	12	190	117	85	64	4	479	—	479
Amortization of negative VOBA	—	—	(5)	—	(1)	—	—	(6)	—	(6)
Interest expense on debt	1	4	—	4	—	3	244	256	—	256
Other expenses	950	146	778	465	314	231	229	3,113	20	3,133
Total expenses	5,869	4,244	2,166	1,522	537	1,846	485	16,669	(476)	16,193
Provision for income tax expense (benefit)	99	110	180	62	22	51	(83)	441	(419)	22
Adjusted earnings	$372	$417	$431	$219	$70	$211	$(196)	1,524
Adjustments to:
Total revenues								(2,011)
Total expenses								476
Provision for income tax (expense) benefit								419
Net income (loss)								$408		$408

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$11,310	$3,123	$2,513	$2,237	$1,072	$1,405	$21	$21,681	$—	$21,681
Universal life and investment-type product policy fees	451	148	860	743	154	172	1	2,529	—	2,529
Net investment income	628	4,206	2,275	784	108	2,026	201	10,228	413	10,641
Other revenues	779	124	39	22	15	87	195	1,261	51	1,312
Net investment gains (losses)	—	—	—	—	—	—	—	—	(796)	(796)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,487)	(1,487)
Total revenues	13,168	7,601	5,687	3,786	1,349	3,690	418	35,699	(1,819)	33,880
Expenses
Policyholder benefits and claims and policyholder dividends	10,016	4,719	2,055	2,001	523	2,503	17	21,834	20	21,854
Policyholder liability remeasurement (gains) losses	(1)	(22)	(36)	(11)	1	37	—	(32)	—	(32)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(876)	(876)
Interest credited to PABs	96	1,634	1,304	229	36	209	—	3,508	782	4,290
Capitalization of DAC	(9)	(107)	(696)	(353)	(243)	(9)	(6)	(1,423)	—	(1,423)
Amortization of DAC and VOBA	13	31	417	254	173	116	3	1,007	—	1,007
Amortization of negative VOBA	—	—	(10)	—	(2)	—	—	(12)	—	(12)
Interest expense on debt	1	7	—	7	—	7	499	521	—	521
Other expenses	2,019	317	1,446	1,017	660	443	382	6,284	20	6,304
Total expenses	12,135	6,579	4,480	3,144	1,148	3,306	895	31,687	(54)	31,633
Provision for income tax expense (benefit)	216	213	335	183	47	72	(117)	949	(530)	419
Adjusted earnings	$817	$809	$872	$459	$154	$312	$(360)	3,063
Adjustments to:
Total revenues								(1,819)
Total expenses								54
Provision for income tax (expense) benefit								530
Net income (loss)								$1,828		$1,828

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$10,878	$3,182	$2,687	$2,048	$995	$1,442	$35	$21,267	$—	$21,267
Universal life and investment-type product policy fees	441	150	793	687	152	353	1	2,577	—	2,577
Net investment income	637	3,762	1,931	797	92	2,297	130	9,646	71	9,717
Other revenues	743	139	41	22	16	102	207	1,270	(10)	1,260
Net investment gains (losses)	—	—	—	—	—	—	—	—	(1,723)	(1,723)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,087)	(1,087)
Total revenues	12,699	7,233	5,452	3,554	1,255	4,194	373	34,760	(2,749)	32,011
Expenses
Policyholder benefits and claims and policyholder dividends	9,860	4,666	2,187	1,942	498	2,710	28	21,891	100	21,991
Policyholder liability remeasurement (gains) losses	(2)	(40)	(16)	(1)	(1)	35	—	(25)	—	(25)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(629)	(629)
Interest credited to PABs	94	1,348	1,106	204	35	397	—	3,184	613	3,797
Capitalization of DAC	(11)	(95)	(798)	(299)	(227)	(12)	(5)	(1,447)	—	(1,447)
Amortization of DAC and VOBA	13	23	383	223	170	132	5	949	—	949
Amortization of negative VOBA	—	—	(11)	—	(2)	—	—	(13)	—	(13)
Interest expense on debt	1	7	—	6	—	6	491	511	—	511
Other expenses	1,882	292	1,585	895	614	469	406	6,143	47	6,190
Total expenses	11,837	6,201	4,436	2,970	1,087	3,737	925	31,193	131	31,324
Provision for income tax expense (benefit)	183	215	305	150	38	88	(186)	793	(599)	194
Adjusted earnings	$679	$817	$711	$434	$130	$369	$(366)	2,774
Adjustments to:
Total revenues								(2,749)
Total expenses								(131)
Provision for income tax (expense) benefit								599
Net income (loss)								$493		$493

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	June 30, 2024	December 31, 2023
	(In millions)
Group Benefits	$35,966	$36,715
RIS	222,719	218,587
Asia	151,700	157,206
Latin America	66,527	69,177
EMEA	18,846	18,596
MetLife Holdings	144,045	148,524
Corporate & Other	35,942	38,779
Total	$675,745	$687,584
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$64,338	$64,324
Asia:
Whole and term life & endowments	11,260	12,874
Accident & health	9,189	10,712
Latin America - Fixed annuities	9,020	9,637
MetLife Holdings - Long-term care	14,455	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,735	3,697
Asia:
Whole and term life & endowments	690	654
Accident & health	788	830
Latin America - Fixed annuities	522	562
Additional Insurance Liabilities:
Asia:
Variable life	1,074	1,258
Universal and variable universal life	354	424
MetLife Holdings - Universal and variable universal life	2,434	2,362
MetLife Holdings - Participating life	48,911	49,543
Other long-duration (1)	10,544	11,099
Short-duration and other	13,679	13,190
Total	$190,993	$196,406
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain newly issued pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(25)	(29)
Adjusted balance	(25)	(29)
Issuances	4,206	2,558
Net premiums collected	(4,181)	(2,529)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$64,515	$58,695

Balance, beginning of period, at original discount rate	$64,737	$61,426
Effect of actual variances from expected experience (1)	(93)	(167)
Adjusted balance	64,644	61,259
Issuances	4,328	2,561
Interest accrual	1,526	1,411
Benefit payments	(2,976)	(2,726)
Ending balance at original discount rate	67,522	62,505
Effect of changes in discount rate assumptions	(2,847)	(2,020)
Balance, end of period, at current discount rate at balance sheet date	64,675	60,485

Cumulative amount of fair value hedging adjustments	(337)	(204)
Net liability for FPBs	64,338	60,281
Less: Reinsurance recoverables	1,933	—
Net liability for FPBs, net of reinsurance	$62,405	$60,281

Undiscounted - Expected future benefit payments	$123,752	$115,364
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$64,675	$60,485
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.7%	4.7%
Weighted-average current discount rate at balance sheet date	5.6%	5.3%
_________________
(1)    For the six months ended June 30, 2024 and 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $49 million and $98 million, respectively. Excluding the corresponding impact in DPL, for the six months ended June 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the six months ended June 30, 2024, the Company incurred a loss at issue of $126 million. This loss at issue was offset by a deferred gain on ceded reinsurance, which will be amortized over the life of the reinsurance agreement.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,561	$4,682

Balance, beginning of period, at original discount rate	$4,793	$4,943
Effect of actual variances from expected experience	(33)	(26)
Adjusted balance	4,760	4,917
Issuances	269	328
Interest accrual	34	27
Net premiums collected	(304)	(300)
Effect of foreign currency translation	(507)	(384)
Ending balance at original discount rate	4,252	4,588
Effect of changes in discount rate assumptions	(277)	(196)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	30	15
Balance, end of period, at current discount rate at balance sheet date	$4,005	$4,407

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$17,435	$17,463

Balance, beginning of period, at original discount rate	$17,198	$18,209
Effect of actual variances from expected experience	(33)	1
Adjusted balance	17,165	18,210
Issuances	269	328
Interest accrual	183	185
Benefit payments	(484)	(624)
Effect of foreign currency translation	(1,813)	(1,360)
Ending balance at original discount rate	15,320	16,739
Effect of changes in discount rate assumptions	(131)	154
Effect of foreign currency translation on the effect of changes in discount rate assumptions	76	11
Balance, end of period, at current discount rate at balance sheet date	15,265	16,904

Cumulative impact of flooring the future policyholder benefits reserve	—	2
Net liability for FPBs	11,260	12,499
Less: Amount due to reinsurer	(1)	(2)
Net liability for FPBs, net of reinsurance	$11,261	$12,501

Undiscounted:
Expected future gross premiums	$8,363	$8,786
Expected future benefit payments	$25,574	$26,771
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,140	$7,691
Expected future benefit payments	$15,265	$16,904
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.6%	2.5%
Weighted-average current discount rate at balance sheet date	2.8%	2.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$19,835	$21,181

Balance, beginning of period, at original discount rate	$21,232	$22,594
Effect of actual variances from expected experience (1)	292	(33)
Adjusted balance	21,524	22,561
Issuances	551	536
Interest accrual	110	120
Net premiums collected	(928)	(1,055)
Effect of foreign currency translation	(2,496)	(1,849)
Ending balance at original discount rate	18,761	20,313
Effect of changes in discount rate assumptions	(1,720)	(1,006)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	187	83
Balance, end of period, at current discount rate at balance sheet date	$17,228	$19,390

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$30,480	$30,879

Balance, beginning of period, at original discount rate	$36,010	$37,189
Effect of actual variances from expected experience (1)	331	(53)
Adjusted balance	36,341	37,136
Issuances	551	536
Interest accrual	232	246
Benefit payments	(614)	(653)
Effect of foreign currency translation	(4,161)	(3,017)
Ending balance at original discount rate	32,349	34,248
Effect of changes in discount rate assumptions	(6,761)	(4,664)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	750	385
Balance, end of period, at current discount rate at balance sheet date	26,338	29,969

Cumulative impact of flooring the future policyholder benefits reserve	79	83
Net liability for FPBs	9,189	10,662
Less: Reinsurance recoverables	143	149
Net liability for FPBs, net of reinsurance	$9,046	$10,513

Undiscounted:
Expected future gross premiums	$36,531	$39,362
Expected future benefit payments	$42,531	$44,435
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$29,420	$33,399
Expected future benefit payments	$26,338	$29,969
Weighted-average duration of the liability	23 years	26 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.8%
Weighted-average current discount rate at balance sheet date	2.8%	2.3%
_________________
(1)    For the six months ended June 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident and health products of ($6) million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	—
Adjusted balance	—	—
Issuances	494	525
Interest accrual	5	5
Net premiums collected	(499)	(530)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,637	$9,265

Balance, beginning of period, at original discount rate	$9,249	$8,240
Effect of actual variances from expected experience (1)	(9)	(9)
Adjusted balance	9,240	8,231
Issuances	509	577
Interest accrual	167	173
Benefit payments	(339)	(336)
Inflation adjustment	184	243
Effect of foreign currency translation	(691)	538
Ending balance at original discount rate	9,070	9,426
Effect of changes in discount rate assumptions	(28)	706
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(22)	60
Balance, end of period, at current discount rate at balance sheet date	9,020	10,192

Net liability for FPBs	$9,020	$10,192

Undiscounted - Expected future benefit payments	$13,648	$14,343
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$9,020	$10,192
Weighted-average duration of the liability	10 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.6%	3.9%
Weighted-average current discount rate at balance sheet date	3.7%	2.9%
__________________
(1)    For the six months ended June 30, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance related to cohorts with no DPL. For the six months ended June 30, 2023, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of actual variances from expected experience	13	83
Adjusted balance	5,579	5,890
Interest accrual	141	149
Net premiums collected	(286)	(293)
Ending balance at original discount rate	5,434	5,746
Effect of changes in discount rate assumptions	(80)	3
Balance, end of period, at current discount rate at balance sheet date	$5,354	$5,749

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of actual variances from expected experience	31	99
Adjusted balance	20,525	20,264
Interest accrual	540	534
Benefit payments	(421)	(382)
Ending balance at original discount rate	20,644	20,416
Effect of changes in discount rate assumptions	(835)	(169)
Balance, end of period, at current discount rate at balance sheet date	19,809	20,247

Net liability for FPBs	$14,455	$14,498

Undiscounted:
Expected future gross premiums	$10,280	$10,893
Expected future benefit payments	$44,653	$45,653
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,715	$7,089
Expected future benefit payments	$19,809	$20,247
Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.5%
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2024	2023	2024	2023
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,258	$1,381	$424	$455
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	(14)	(33)
Balance, beginning of period, before AOCI adjustment	1,258	1,381	438	488
Effect of actual variances from expected experience	(14)	(8)	(32)	(22)
Adjusted balance	1,244	1,373	406	466
Assessments accrual	(2)	(2)	—	—
Interest accrual	9	10	3	3
Excess benefits paid	(23)	(19)	—	—
Effect of foreign currency translation and other, net	(154)	(119)	(53)	(41)
Balance, end of period, before AOCI adjustment	1,074	1,243	356	428
Add: AOCI adjustment	—	—	(2)	(18)
Balance, end of period	$1,074	$1,243	$354	$410

Weighted-average duration of the liability	16 years	17 years	43 years	43 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,362	$2,156
Less: AOCI adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	2,376	2,219
Effect of actual variances from expected experience	28	(6)
Adjusted balance	2,404	2,213
Assessments accrual	51	55
Interest accrual	65	61
Excess benefits paid	(70)	(63)
Balance, end of period, before AOCI adjustment	2,450	2,266
Add: AOCI adjustment	(16)	2
Balance, end of period	2,434	2,268
Less: Reinsurance recoverables	2,117	744
Balance, end of period, net of reinsurance	$317	$1,524

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.5%	5.6%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Six Months Ended June 30,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$4,246	$1,526	$2,592	$1,411
Asia:
Whole and term life & endowments	564	149	555	158
Accident & health	1,551	122	1,762	126
Latin America - Fixed annuities	499	162	529	168
MetLife Holdings - Long-term care	362	399	366	385
Deferred Profit Liabilities:
RIS - Annuities	N/A	88	N/A	81
Asia:
Whole and term life & endowments	N/A	17	N/A	14
Accident & health	N/A	9	N/A	9
Latin America - Fixed annuities	N/A	10	N/A	11
Additional Insurance Liabilities:
Asia:
Variable life	55	9	11	10
Universal and variable universal life	(33)	3	(14)	3
MetLife Holdings - Universal and variable universal life	334	65	380	61
Other long-duration	2,132	239	2,015	227
Total	$9,710	$2,798	$8,196	$2,664
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$16,468	$16,098
Less: Reinsurance recoverables	2,592	2,452
Net balance, beginning of period	13,876	13,646
Incurred related to:
Current period	13,420	13,580
Prior periods (1)	99	306
Total incurred	13,519	13,886
Paid related to:
Current period	(8,723)	(8,546)
Prior periods	(4,921)	(4,959)
Total paid	(13,644)	(13,505)
Net balance, end of period	13,751	14,027
Add: Reinsurance recoverables	2,762	2,590
Balance, end of period (included in FPBs and other policy-related balances)	$16,513	$16,617
__________________
(1)For the six months ended June 30, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,644	$7,692
RIS:
Capital markets investment products and stable value GICs	64,945	64,140
Annuities and risk solutions	18,797	17,711
Asia:
Universal and variable universal life	49,229	49,739
Fixed annuities	37,629	36,863
EMEA - Variable annuities	2,552	2,720
MetLife Holdings:
Annuities	10,747	11,537
Life and other	11,303	11,641
Other	16,697	17,226
Total	$219,543	$219,269

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,692	$8,028
Deposits	1,959	1,685
Policy charges	(327)	(318)
Surrenders and withdrawals	(1,767)	(1,608)
Benefit payments	(6)	(6)
Net transfers from (to) separate accounts	(3)	1
Interest credited	96	93
Balance, end of period	$7,644	$7,875

Weighted-average annual crediting rate	2.5%	2.4%

At period end:
Cash surrender value	$7,584	$7,813
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$264,497	$251,590

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$157	$819	$4,574	$5,550
Equal to or greater than 2% but less than 4%	1,217	9	59	1	1,286
Equal to or greater than 4%	697	—	39	34	770
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	38
Total	$1,914	$166	$917	$4,609	$7,644

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$79	$910	$4,615	$5,604
Equal to or greater than 2% but less than 4%	1,252	10	63	2	1,327
Equal to or greater than 4%	746	1	43	34	824
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	120
Total	$1,998	$90	$1,016	$4,651	$7,875
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$64,140	$63,723
Deposits	37,608	38,526
Surrenders and withdrawals	(37,540)	(39,865)
Interest credited	1,180	971
Effect of foreign currency translation and other, net	(443)	748
Balance, end of period	$64,945	$64,103

Weighted-average annual crediting rate	3.7%	3.1%
Cash surrender value at period end	$1,850	$2,309

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,647	$2,647
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,298
Total	$—	$—	$—	$2,647	$64,945

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,595	$2,596
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,507
Total	$—	$—	$1	$2,595	$64,103
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$17,711	$15,549
Deposits	1,467	1,362
Policy charges	(63)	(96)
Surrenders and withdrawals	(189)	(83)
Benefit payments	(471)	(385)
Net transfers from (to) separate accounts	20	54
Interest credited	360	307
Other	(38)	(15)
Balance, end of period	$18,797	$16,693

Weighted-average annual crediting rate	4.0%	3.8%

At period end:
Cash surrender value	$8,209	$7,683
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$43,702	$43,311

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,048	$2,067
Equal to or greater than 2% but less than 4%	201	35	109	421	766
Equal to or greater than 4%	4,239	—	397	5	4,641
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	11,323
Total	$4,440	$35	$525	$2,474	$18,797

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$53	$1,472	$1,525
Equal to or greater than 2% but less than 4%	227	35	130	448	840
Equal to or greater than 4%	4,439	117	107	6	4,669
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	9,659
Total	$4,666	$152	$290	$1,926	$16,693

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$49,739	$46,417
Deposits	3,146	3,244
Policy charges	(545)	(563)
Surrenders and withdrawals	(1,736)	(1,238)
Benefit payments	(234)	(287)
Interest credited	744	683
Effect of foreign currency translation and other, net	(1,885)	(1,405)
Balance, end of period	$49,229	$46,851

Weighted-average annual crediting rate	3.1%	3.0%

At period end:
Cash surrender value	$43,078	$40,257
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$88,255	$92,521

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$9,431	$18	$230	$1,281	$10,960
Equal to or greater than 2% but less than 4%	7,413	15,613	5,486	8,989	37,501
Equal to or greater than 4%	242	—	—	—	242
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	526
Total	$17,086	$15,631	$5,716	$10,270	$49,229

June 30, 2023
Equal to or greater than 0% but less than 2%	$10,211	$45	$138	$239	$10,633
Equal to or greater than 2% but less than 4%	20,859	2,919	5,783	5,884	35,445
Equal to or greater than 4%	261	—	—	—	261
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	512
Total	$31,331	$2,964	$5,921	$6,123	$46,851
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$36,863	$32,454
Deposits	3,412	4,612
Policy charges	(1)	(1)
Surrenders and withdrawals	(1,645)	(1,003)
Benefit payments	(1,174)	(1,071)
Interest credited	509	404
Effect of foreign currency translation and other, net	(335)	(271)
Balance, end of period	$37,629	$35,124

Weighted-average annual crediting rate	2.8%	2.4%

At period end:
Cash surrender value	$32,555	$30,244
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$—	$6,224

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$394	$487	$5,486	$30,060	$36,427
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,197
Total	$394	$492	$5,486	$30,060	$37,629

June 30, 2023
Equal to or greater than 0% but less than 2%	$343	$603	$6,795	$26,057	$33,798
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,320
Total	$343	$609	$6,795	$26,057	$35,124
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the United Kingdom was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$2,720	$2,802
Deposits	2	2
Policy charges	(30)	(32)
Surrenders and withdrawals	(142)	(132)
Benefit payments	(61)	(64)
Interest credited (1)	87	32
Effect of foreign currency translation and other, net	(24)	153
Balance, end of period	$2,552	$2,761

Weighted-average annual crediting rate	6.8%	2.4%

At period end:
Cash surrender value	$2,552	$2,761
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$410	$635
At annuitization or exercise of other living benefits	$529	$797
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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,537	$13,286
Deposits	86	132
Policy charges	(7)	(8)
Surrenders and withdrawals	(903)	(1,038)
Benefit payments	(211)	(224)
Net transfers from (to) separate accounts	58	47
Interest credited	183	200
Other	4	15
Balance, end of period	$10,747	$12,410

Weighted-average annual crediting rate	3.4%	3.2%

At period end:
Cash surrender value	$10,154	$11,629
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,541	$3,246
At annuitization or exercise of other living benefits	$707	$813
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$4	$195	$446	$38	$683
Equal to or greater than 2% but less than 4%	1,049	6,760	472	198	8,479
Equal to or greater than 4%	759	404	24	—	1,187
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	398
Total	$1,812	$7,359	$942	$236	$10,747

June 30, 2023
Equal to or greater than 0% but less than 2%	$444	$158	$219	$25	$846
Equal to or greater than 2% but less than 4%	3,917	5,447	395	72	9,831
Equal to or greater than 4%	982	277	19	—	1,278
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	455
Total	$5,343	$5,882	$633	$97	$12,410
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,641	$12,402
Deposits	381	446
Policy charges	(347)	(354)
Surrenders and withdrawals	(523)	(612)
Benefit payments	(76)	(85)
Net transfers from (to) separate accounts	19	21
Interest credited	211	223
Other	(3)	3
Balance, end of period	$11,303	$12,044

Weighted-average annual crediting rate	3.7%	3.7%

At period end:
Cash surrender value	$10,863	$11,556
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1)	$65,885	$69,633
__________________
(1)Including offsets from ceded reinsurance, the net amount at risk at both June 30, 2024 and December 31, 2023, would be reduced by 99%.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$18	$54	$72
Equal to or greater than 2% but less than 4%	4,242	172	270	540	5,224
Equal to or greater than 4%	4,960	124	407	15	5,506
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,202	$296	$695	$609	$11,303

June 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$21	$56	$77
Equal to or greater than 2% but less than 4%	4,735	172	289	558	5,754
Equal to or greater than 4%	5,158	127	415	12	5,712
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,893	$299	$725	$626	$12,044
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$177	$177	$—	$203	$203
MetLife Holdings - Annuities	213	2,366	2,153	156	2,878	2,722
Other	143	75	(68)	130	98	(32)
Total	$356	$2,618	$2,262	$286	$3,179	$2,893

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$203	$226

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$205	$233
Attributed fees collected	2	1
Benefit payments	(6)	(7)
Effect of changes in interest rates	4	3
Actual policyholder behavior different from expected behavior	(1)	—
Effect of foreign currency translation and other, net	(26)	(23)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	178	207
Cumulative effect of changes in the instrument-specific credit risk	(1)	(5)
Balance, end of period	$177	$202

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$111	$110
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$2,722	$3,225

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,772	$3,360
Attributed fees collected	179	193
Benefit payments	(45)	(21)
Effect of changes in interest rates	(556)	23
Effect of changes in capital markets	(372)	(661)
Effect of changes in equity index volatility	26	(109)
Actual policyholder behavior different from expected behavior	132	57
Effect of foreign currency translation and other, net (1)	5	131
Effect of changes in risk margin	(62)	(35)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,079	2,938
Cumulative effect of changes in the instrument-specific credit risk	76	(150)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(2)	5
Balance, end of period	$2,153	$2,793

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,544	$3,254
At annuitization or exercise of other living benefits	$671	$793
Weighted-average attained age of contractholders:
In the event of death	71 years	70 years
At annuitization or exercise of other living benefits	70 years	70 years
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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Balance, beginning of period	$(32)	$32

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(50)	$24
Attributed fees collected	25	16
Benefit payments	(3)	(18)
Effect of changes in interest rates	(46)	(26)
Effect of changes in capital markets	(15)	(14)
Effect of changes in equity index volatility	(1)	(4)
Actual policyholder behavior different from expected behavior	4	(22)
Effect of foreign currency translation and other, net	(2)	17
Effect of changes in risk margin	(1)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(89)	(28)
Cumulative effect of changes in the instrument-specific credit risk	21	12
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	1
Balance, end of period	(68)	(15)
Less: Reinsurance recoverable	11	18
Balance, end of period, net of reinsurance	$(79)	$(33)
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$38,689	$41,343
Annuities	11,246	11,659
Latin America - Pensions	38,944	41,320
MetLife Holdings - Annuities	28,843	29,224
Other	21,985	21,088
Total	$139,707	$144,634

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	1,053	25	3,427	123
Policy charges	(139)	(10)	(132)	(296)
Surrenders and withdrawals	(2,945)	(401)	(2,652)	(1,857)
Benefit payments	(60)	—	(812)	(259)
Investment performance	692	(95)	875	1,972
Net transfers from (to) general account	(20)	—	—	(59)
Effect of foreign currency translation and other, net (1)	(1,235)	68	(3,082)	(5)
Balance, end of period	$38,689	$11,246	$38,944	$28,843
Six Months Ended June 30, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	1,586	120	4,096	139
Policy charges	(148)	(11)	(150)	(305)
Surrenders and withdrawals	(7,542)	(360)	(2,921)	(1,362)
Benefit payments	(46)	—	(879)	(242)
Investment performance	1,277	448	187	2,933
Net transfers from (to) general account	(57)	3	—	(47)
Effect of foreign currency translation and other, net	(715)	(102)	2,452	1
Balance, end of period	$42,620	$11,792	$42,213	$29,616

Cash surrender value at June 30, 2024 (2)	$34,519	N/A	$38,944	$28,706
Cash surrender value at June 30, 2023 (2)	$37,782	N/A	$42,213	$29,471
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$530	$1,184	$279	$2,889	$—	$4,882
U.S. government and agency	—	9,307	—	9,115	—	18	18,440
Public utilities	—	1,078	220	—	—	5	1,303
Municipals	—	306	24	—	—	13	343
Corporate bonds:
Materials	—	125	—	—	—	1	126
Communications	—	759	15	—	—	3	777
Consumer	—	1,783	36	—	—	10	1,829
Energy	—	832	102	—	—	3	937
Financial	—	2,512	500	5,268	281	18	8,579
Industrial and other	—	705	53	3,302	—	2	4,062
Technology	—	474	7	—	—	3	484
Foreign	—	1,947	—	3,425	8	12	5,392
Total corporate bonds	—	9,137	713	11,995	289	52	22,186
Total bonds	—	20,358	2,141	21,389	3,178	88	47,154
Mortgage-backed securities	—	9,381	—	—	—	40	9,421
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,349	17	—	—	11	2,377
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	32,097	2,158	21,389	3,178	139	58,961
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,392	2,610	2,258	779	—	8,039
Banks, trust and insurance companies	—	705	309	386	373	—	1,773
Public utilities	—	64	20	—	128	—	212
Non-redeemable preferred stock	—	—	132	—	—	—	132
Mutual funds	1,270	9,276	3,036	10,672	127	35,439	59,820
Total equity securities	1,270	12,437	6,107	13,316	1,407	35,439	69,976
Other invested assets	—	1,504	383	3,621	74	—	5,582
Total investments	1,270	46,038	8,648	38,326	4,659	35,578	134,519
Other assets	—	3,995	454	618	118	3	5,188
Total	$1,270	$50,033	$9,102	$38,944	$4,777	$35,581	$139,707

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)

	December 31, 2023
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$509	$1,190	$1,051	$2,638	$—	$5,388
U.S. government and agency	—	9,673	—	9,920	—	18	19,611
Public utilities	—	1,077	308	—	—	4	1,389
Municipals	—	380	31	—	—	13	424
Corporate bonds:
Materials	—	144	—	—	—	—	144
Communications	—	893	8	—	—	3	904
Consumer	—	1,882	39	—	—	8	1,929
Energy	—	911	105	—	—	2	1,018
Financial	—	2,717	551	6,006	398	15	9,687
Industrial and other	—	764	38	3,598	—	3	4,403
Technology	—	547	—	—	—	3	550
Foreign	—	1,920	—	3,095	27	13	5,055
Total corporate bonds	—	9,778	741	12,699	425	47	23,690
Total bonds	—	21,417	2,270	23,670	3,063	82	50,502
Mortgage-backed securities	—	9,671	—	—	—	35	9,706
ABS & CLO	—	2,557	18	—	—	11	2,586
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	33,654	2,288	23,670	3,063	128	62,803
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,411	2,661	2,453	677	—	8,202
Banks, trust and insurance companies	—	731	269	392	341	—	1,733
Public utilities	—	67	19	—	72	—	158
Non-redeemable preferred stock	—	—	115	—	—	—	115
Mutual funds	1,159	8,517	2,929	10,099	109	35,418	58,231
Total equity securities	1,159	11,726	5,993	12,944	1,199	35,418	68,439
Other invested assets	—	1,620	403	4,212	30	—	6,265
Total investments	1,159	47,000	8,684	40,826	4,292	35,546	137,507
Other assets	—	6,093	503	494	35	2	7,127
Total	$1,159	$53,093	$9,187	$41,320	$4,327	$35,548	$144,634

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	9	107	696	353	243	9	6	1,423
Amortization	(13)	(30)	(379)	(232)	(166)	(114)	(3)	(937)
Effect of foreign currency translation and other, net	—	—	(618)	(156)	(49)	—	(1)	(824)
Balance at June 30, 2024	$254	$474	$10,563	$1,915	$1,646	$3,166	$32	$18,050

Balance at January 1, 2023	$265	$267	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	11	95	798	299	227	12	5	1,447
Amortization	(13)	(22)	(336)	(197)	(161)	(130)	(5)	(864)
Effect of foreign currency translation and other, net	—	—	(428)	178	16	—	1	(233)
Balance at June 30, 2023	$263	$340	$10,304	$1,822	$1,562	$3,673	$30	$17,994

VOBA:
Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(1)	(38)	(22)	(7)	(2)	—	(70)
Effect of foreign currency translation and other, net	—	—	(136)	(36)	(3)	—	—	(175)
Balance at June 30, 2024	$—	$15	$945	$439	$103	$16	$—	$1,518

Balance at January 1, 2023	$—	$19	$1,290	$545	$127	$28	$—	$2,009
Amortization	—	(1)	(47)	(26)	(9)	(2)	—	(85)
Effect of foreign currency translation and other, net	—	—	(109)	39	2	—	—	(68)
Balance at June 30, 2023	$—	$18	$1,134	$558	$120	$26	$—	$1,856

Total DAC and VOBA:
Balance at June 30, 2024								$19,568
Balance at June 30, 2023								$19,850
Balance at December 31, 2023								$20,151
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	285	75	49	8	418
Amortization	(3)	(107)	(60)	(34)	(2)	(206)
Effect of foreign currency translation and other, net	—	(50)	(74)	(11)	—	(135)
Balance, end of period	$29	$2,978	$930	$612	$65	$4,614

	Six Months Ended June 30, 2023
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$36	$2,382	$848	$559	$281	$4,106
Deferrals	1	283	70	46	28	428
Amortization	(4)	(80)	(58)	(31)	(11)	(184)
Effect of foreign currency translation and other, net	—	(32)	108	13	—	89
Balance, end of period	$33	$2,553	$968	$587	$298	$4,439
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
FPBs	$35,492	$36,142
Other policy-related balances	283	319
Policyholder dividends payable	172	174
Policyholder dividend obligation	—	—
Current income tax payable	4	—
Other liabilities	797	668
Total closed block liabilities	36,748	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,247	19,939
Equity securities, at estimated fair value	11	10
Mortgage loans	5,938	6,151
Policy loans	3,876	3,960
Real estate and real estate joint ventures (“REJV”)	688	668
Other invested assets	487	496
Total investments	30,247	31,224
Cash and cash equivalents	759	717
Accrued investment income	374	383
Premiums, reinsurance and other receivables	67	54
Current income tax recoverable	—	3
Deferred income tax asset	397	312
Total assets designated to the closed block	31,844	32,693
Excess of closed block liabilities over assets designated to the closed block	4,904	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,204)	(820)
Unrealized gains (losses) on derivatives, net of income tax	164	130
Total amounts included in AOCI	(1,040)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,864	$3,920

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$216	$226	$434	$461
Net investment income	342	341	685	679
Net investment gains (losses)	(13)	5	(20)	9
Net derivative gains (losses)	2	5	7	3
Total revenues	547	577	1,106	1,152
Expenses
Policyholder benefits and claims	415	445	819	858
Policyholder dividends	86	89	176	186
Other expenses	20	22	40	44
Total expenses	521	556	1,035	1,088
Revenues, net of expenses before provision for income tax expense (benefit)	26	21	71	64
Provision for income tax expense (benefit)	5	4	15	13
Revenues, net of expenses and provision for income tax expense (benefit)	$21	$17	$56	$51
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

	June 30, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$87,346	$(37)	$1,573	$8,204	$80,678	$85,563	$(68)	$1,894	$6,672	$80,717
Foreign corporate	58,031	(2)	1,513	6,123	53,419	59,123	(2)	1,750	5,427	55,444
Foreign government	44,444	(58)	1,071	5,403	40,054	48,260	(88)	1,754	4,437	45,489
U.S. government and agency	37,991	—	238	4,991	33,238	35,374	—	590	3,712	32,252
RMBS	35,366	(1)	305	3,054	32,616	31,479	(1)	353	2,735	29,096
ABS & CLO	18,207	(9)	89	512	17,775	17,910	(7)	54	663	17,294
Municipals	11,642	—	229	1,401	10,470	11,991	—	408	1,228	11,171
CMBS	10,164	(14)	78	742	9,486	10,855	(18)	73	961	9,949
Total fixed maturity securities AFS	$303,191	$(121)	$5,096	$30,430	$277,736	$300,555	$(184)	$6,876	$25,835	$281,412
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$11,450	$48,991	$52,138	$126,778	$63,713	$303,070
Estimated fair value	$11,484	$48,300	$49,969	$108,106	$59,877	$277,736
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

	June 30, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$9,292	$745	$43,435	$7,432	$4,722	$420	$45,373	$6,208
Foreign corporate	6,069	226	29,622	5,897	3,210	187	32,355	5,240
Foreign government	5,939	599	17,192	4,795	3,913	246	19,715	4,187
U.S. government and agency	9,778	439	16,053	4,552	7,856	368	13,960	3,344
RMBS	5,169	106	17,954	2,947	3,465	60	17,128	2,675
ABS & CLO	1,501	9	7,125	502	1,662	31	11,438	629
Municipals	1,052	96	5,370	1,305	483	34	5,449	1,194
CMBS	1,301	18	5,867	722	1,034	36	6,671	917
Total fixed maturity securities AFS	$40,101	$2,238	$142,618	$28,152	$26,345	$1,382	$152,089	$24,394
Investment grade	$37,786	$2,114	$137,638	$27,415	$24,834	$1,287	$146,138	$23,675
Below investment grade	2,315	124	4,980	737	1,511	95	5,951	719
Total fixed maturity securities AFS	$40,101	$2,238	$142,618	$28,152	$26,345	$1,382	$152,089	$24,394
Total number of securities in an unrealized loss position	5,529		12,516		2,922		13,049

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $4.6 billion for the six months ended June 30, 2024 to $30.4 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2024, $737 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications, and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
At June 30, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2024.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended June 30, 2024
Balance, at beginning of period	$15	$2	$66	$1	$9	$20	$113
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	11	—	(1)	—	—	—	10
Securities sold or exchanged	(3)	—	(7)	—	—	(6)	(16)
Balance, at end of period	$37	$2	$58	$1	$9	$14	$121
Three Months Ended June 30, 2023
Balance, at beginning of period	$63	$2	$117	$—	$—	$11	$193
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	6	—	(2)	—	—	—	4
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, at end of period	$69	$2	$115	$—	$—	$11	$197

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Six Months Ended June 30, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	11	—	(5)	—	2	2	10
Securities sold or exchanged	(56)	—	(25)	—	—	(6)	(87)
Balance, at end of period	$37	$2	$58	$1	$9	$14	$121
Six Months Ended June 30, 2023
Balance, at beginning of period	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	—	—	—	36
Changes for securities with previously recorded ACL	6	—	(15)	—	—	3	(6)
Securities sold or exchanged	(2)	(3)	—	—	—	(11)	(16)
Balance, at end of period	$69	$2	$115	$—	$—	$11	$197

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	June 30, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$403	$242	$645	$424	$239	$663
Non-redeemable preferred stock	110	(1)	109	90	4	94
Total	$513	$241	$754	$514	$243	$757
________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
(2)    Includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds). FVO securities include fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	June 30, 2024			December 31, 2023
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,176	$1,496	$8,672	$7,770	$1,112	$8,882
FVO securities	837	597	1,434	972	477	1,449
Total	$8,013	$2,093	$10,106	$8,742	$1,589	$10,331
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2024		December 31, 2023
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$57,699	64.2%	$60,326	65.2%
Agricultural	19,636	21.9	19,805	21.4
Residential	13,273	14.8	13,096	14.2
Total amortized cost	90,608	100.9	93,227	100.8
ACL	(806)	(0.9)	(721)	(0.8)
Total mortgage loans	$89,802	100.0%	$92,506	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $7.8 billion at amortized cost ($7.6 billion commercial and $253 million agricultural) and the related ACL of $92 million, with the corresponding mortgage loan secured financing liability of $7.8 billion included in other liabilities on the consolidated balance sheet at June 30, 2024. The consolidated balance sheet at December 31, 2023 includes certain mortgage loans originated for third parties of

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
$8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the related mortgage loan secured financing liability was $91 million and $184 million for the three months and six months ended June 30, 2024, respectively, and were recorded in investment income and investment expenses, both within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($806) million and ($736) million at June 30, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at June 30, 2024 was $269 million, $193 million and $97 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $277 million, $204 million and $95 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $263 million and $747 million for the three months and six months ended June 30, 2024, respectively, and $193 million and $1.0 billion for the three months and six months ended June 30, 2023, respectively.
For both the three months and six months ended June 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $218 million to REJVs which subsequently completed foreclosure on those mortgage loans. See “— Real Estate and REJV” for the carrying value of wholly-owned real estate acquired through foreclosure.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Six Months Ended June 30,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$367	$172	$182	$721	$218	$119	$190	$527
Provision (release)	155	6	(41)	120	148	49	13	210
Charge-offs, net of recoveries	(28)	(7)	—	(35)	—	(13)	—	(13)
Balance, end of period	$494	$171	$141	$806	$366	$155	$203	$724
ACL Methodology
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded.
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$156	Less than one year	<1%	$158	One year	<1%

	Six Months Ended June 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$236	Less than one year	<1%	$222	Less than one year	<1%
During the three months ended June 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became foreclosed. During the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
and foreclosed. For both the three months and six months ended June 30, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties were current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,481	$2,526	$2,432	$3,216	$1,596	$14,427	$2,251	$27,929	48.4%
65% to 75%	91	361	4,400	2,497	1,341	6,142	—	14,832	25.7
76% to 80%	—	15	588	386	293	2,745	—	4,027	7.0
Greater than 80%	1	43	895	1,118	948	7,906	—	10,911	18.9
Total	$1,573	$2,945	$8,315	$7,217	$4,178	$31,220	$2,251	$57,699	100.0%
DSCR:
> 1.20x	$1,436	$2,145	$7,503	$6,696	$3,880	$26,446	$2,251	$50,357	87.3%
1.00x - 1.20x	35	531	572	488	139	2,751	—	4,516	7.8
<1.00x	102	269	240	33	159	2,023	—	2,826	4.9
Total	$1,573	$2,945	$8,315	$7,217	$4,178	$31,220	$2,251	$57,699	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$342	$1,152	$2,783	$2,639	$2,626	$7,263	$1,424	$18,229	92.9%
65% to 75%	8	51	87	294	147	547	129	1,263	6.4
76% to 80%	—	—	—	—	—	—	—	—	—
Greater than 80%	—	—	—	14	32	79	19	144	0.7
Total	$350	$1,203	$2,870	$2,947	$2,805	$7,889	$1,572	$19,636	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$241	$944	$2,493	$1,612	$324	$7,252	$—	$12,866	96.9%
Nonperforming (1)	1	22	67	25	13	279	—	407	3.1
Total	$242	$966	$2,560	$1,637	$337	$7,531	$—	$13,273	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $140 million at both June 30, 2024 and December 31, 2023.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 99% of all mortgage loans classified as performing at both June 30, 2024 and December 31, 2023. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Commercial	$660	$75	$38	$3	$741	$427
Agricultural	194	40	15	—	189	206
Residential	407	418	17	16	390	402
Total	$1,261	$533	$70	$19	$1,320	$1,035
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2024	December 31, 2023	Three Months Ended June 30,		Six Months Ended June 30,
			2024	2023	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,242	$4,446	$83	$90	$167	$182
Other real estate	520	507	78	85	125	135
REJV	8,755	8,379	(81)	(38)	(202)	(154)
Total real estate and REJV	$13,517	$13,332	$80	$137	$90	$163
The carrying value of wholly-owned real estate acquired through foreclosure was $264 million and $190 million at June 30, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $29 million and $59 million for the three months and six months ended June 30, 2024, respectively, and $30 million and $58 million for the three months and six months ended June 30, 2023, respectively. Real estate investments, net of accumulated depreciation, were $974 million and $952 million at June 30, 2024 and December 31, 2023, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $787 million and $1.0 billion at June 30, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months and six months ended June 30, 2024, income tax credits and other income tax benefits of $38 million and $75 million, respectively, and amortized expense of $34 million and $67 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $12.0 billion and $10.8 billion, principally at estimated fair value, at June 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	June 30, 2024	December 31, 2023
	(In millions)
Japan	$18,786	$22,606
South Korea	$6,038	$6,411
Mexico	$3,375	$3,778
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$10,787	$11,159	$10,953	$10,510	$10,788	$10,553
Repurchase agreements	$2,984	$2,975	$2,912	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments, and cash equivalents at both June 30, 2024 and December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$2,280	$3,785	$3,805	$—	$9,870	$1,393	$4,106	$3,919	$—	$9,418
Foreign government	—	1,107	—	—	1,107	—	483	624	—	1,107
Agency RMBS	—	109	73	—	182	—	88	175	—	263
Total	$2,280	$5,001	$3,878	$—	$11,159	$1,393	$4,677	$4,718	$—	$10,788
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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
The securities lending and repurchase agreement reinvestment portfolios consist principally of high quality, liquid, publicly traded fixed maturity securities AFS, short-term investments, cash equivalents or cash. If the securities in the reinvestment portfolio become less liquid, liquidity resources within the general account are available to meet any potential cash demands when securities are put back by the counterparty.
Invested Assets on Deposit, Held in Trust and Pledged as Collateral
Invested assets on deposit, held in trust and pledged as collateral are presented below at estimated fair value for all asset classes, except mortgage loans, which are presented at carrying value, and were as follows at:

	June 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,510	$1,596
Invested assets held in trust (external reinsurance agreements) (1)	924	941
Invested assets pledged as collateral (2)	28,093	26,017
Total invested assets on deposit, held in trust and pledged as collateral	$30,527	$28,554
__________________
(1)    Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.9 billion and $2.0 billion at June 30, 2024 and December 31, 2023, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $715 million and $714 million, at redemption value, at June 30, 2024 and December 31, 2023, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets and REJV)	$625	$141	$282	$1
Renewable energy partnership (primarily other invested assets)	61	—	64	—
Total	$686	$141	$346	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$57,716	$57,716	$54,182	$54,182
Other limited partnership interests (“OLPI”)	13,398	18,197	14,034	19,591
Other investments (REJV and FVO securities)	1,096	1,097	1,039	1,055
Other invested assets	1,079	1,215	1,206	1,275
Total	$73,289	$78,225	$70,461	$76,103
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to OLPI and REJV is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2024 or 2023.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$3,355	$3,228	$6,643	$6,367
Equity securities	7	10	14	22
FVO securities	22	50	107	98
Mortgage loans	1,187	1,306	2,381	2,347
Policy loans	110	119	223	238
Real estate and REJV	80	137	90	163
OLPI	325	225	626	250
Cash, cash equivalents and short-term investments	250	248	541	465
Operating joint ventures	22	13	44	32
Other	192	122	343	278
Subtotal investment income	5,550	5,458	11,012	10,260
Less: Investment expenses	564	681	1,132	1,142
Subtotal, net	4,986	4,777	9,880	9,118
Unit-linked investments	219	295	761	599
Net investment income	$5,205	$5,072	$10,641	$9,717

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$66	$41	$134	$79
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	139	330	719	652
Net realized and unrealized gains (losses) recognized in net investment income	$205	$371	$853	$731

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$151	$291	$663	$591

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$276	$172	$486	$79

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$(246)	$(996)	$(331)	$(1,576)
Equity securities	(19)	32	9	80
Mortgage loans	(9)	(41)	(95)	(205)
Real estate and REJV (excluding changes in estimated fair value)	12	13	47	31
OLPI (excluding changes in estimated fair value) (1)	(9)	3	(59)	12
Other gains (losses)	23	43	29	20
Subtotal	(248)	(946)	(400)	(1,638)
Change in estimated fair value of OLPI and REJV	3	2	6	(3)
Non-investment portfolio gains (losses)	(176)	(95)	(402)	(82)
Subtotal	(173)	(93)	(396)	(85)
Net investment gains (losses)	$(421)	$(1,039)	$(796)	$(1,723)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(195)	$(20)	$(330)	$(566)
Impairment (losses)	—	(898)	—	(905)
Recognized gains (losses):
Change in ACL recognized in earnings	(35)	(42)	(81)	(224)
Unrealized net gains (losses) recognized in earnings	(15)	16	17	54
Total recognized gains (losses)	(50)	(26)	(64)	(170)
Non-investment portfolio gains (losses)	(176)	(95)	(402)	(82)
Net investment gains (losses)	$(421)	$(1,039)	$(796)	$(1,723)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(15)	$31	$17	$20

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$—	$(27)	$—	$(22)

Foreign currency gains (losses)	$(120)	$(27)	$(165)	$14

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(195)	$(20)	$(330)	$(566)
Recognized in net investment income	66	41	134	79
Net realized investment gains (losses) from sales and disposals of investments	$(129)	$21	$(196)	$(487)
__________________
(1)    Includes a net loss of $3 million and $46 million during the three months and six months ended June 30, 2024 for private equity investments sold. During the three months ended June 30, 2024, the Company sold a $57 million portfolio of investments to a fund for proceeds of $54 million in cash and receivables secured by the value of the fund. During the six

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
months ended June 30, 2024, the Company sold $798 million in portfolios of investments to a fund for proceeds of $752 million in cash and receivables secured by the value of the fund. The Company’s investment management business has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2024	2023	2024	2023
	(In millions)
Proceeds	$8,106	$8,412	$14,458	$23,456
Gross investment gains	$121	$73	$277	$366
Gross investment (losses)	(358)	(213)	(670)	(1,069)
Realized gains (losses) on sales and disposals	(237)	(140)	(393)	(703)
Net credit loss (provision) release (change in ACL recognized in earnings)	(9)	(7)	62	(17)
Impairment (losses)	—	(849)	—	(856)
Net credit loss (provision) release and impairment (losses)	(9)	(856)	62	(873)
Net investment gains (losses)	$(246)	$(996)	$(331)	$(1,576)

Equity Securities
Realized gains (losses) on sales and disposals	$—	$15	$(2)	$22
Unrealized net gains (losses) recognized in earnings	(19)	17	11	58
Net investment gains (losses)	$(19)	$32	$9	$80
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,978	$1,094	$644	$4,550	$1,257	$535
Foreign currency swaps	Foreign currency exchange rate	1,333	37	12	1,475	55	—
Foreign currency forwards	Foreign currency exchange rate	350	—	87	450	—	65
Subtotal		6,661	1,131	743	6,475	1,312	600
Cash flow hedges:
Interest rate swaps	Interest rate	4,155	—	353	4,156	1	265
Interest rate forwards	Interest rate	5,590	33	1,008	6,115	51	938
Foreign currency swaps	Foreign currency exchange rate	45,463	2,633	1,719	43,906	2,457	1,509
Subtotal		55,208	2,666	3,080	54,177	2,509	2,712
Net investment in a foreign operation hedges:
Foreign currency forwards	Foreign currency exchange rate	406	51	—	503	—	8
Currency options	Foreign currency exchange rate	3,000	541	—	3,000	394	—
Subtotal		3,406	592	—	3,503	394	8
Total qualifying hedges		65,275	4,389	3,823	64,155	4,215	3,320
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,726	1,459	1,276	29,801	1,497	1,102
Interest rate floors	Interest rate	9,228	34	—	15,321	41	—
Interest rate caps	Interest rate	27,152	245	—	30,016	373	—
Interest rate futures	Interest rate	1,853	4	3	1,243	1	5
Interest rate options	Interest rate	42,377	232	153	43,926	385	103
Interest rate forwards	Interest rate	2,816	42	82	2,383	69	36
Synthetic GICs	Interest rate	48,982	—	—	49,066	—	—
Foreign currency swaps	Foreign currency exchange rate	10,716	1,210	140	11,891	1,200	356
Foreign currency forwards	Foreign currency exchange rate	13,657	29	1,398	14,128	310	806
Currency futures	Foreign currency exchange rate	292	—	—	314	2	—
Currency options	Foreign currency exchange rate	320	35	35	50	—	—
Credit default swaps — purchased	Credit	2,812	7	72	2,877	3	79
Credit default swaps — written	Credit	13,952	247	5	12,468	233	5
Equity futures	Equity market	1,790	10	7	2,163	8	11
Equity index options	Equity market	14,714	297	250	19,421	399	255
Equity variance swaps	Equity market	96	—	3	99	—	2
Equity total return swaps	Equity market	2,020	1	100	1,912	1	218
Longevity swaps (1)	Longevity	1,000	—	—	—	—	—
Total non-designated or nonqualifying derivatives		223,503	3,852	3,524	237,079	4,522	2,978
Total		$288,778	$8,241	$7,347	$301,234	$8,737	$6,298
__________________
(1)Longevity swaps are used by the Company to mitigate risk associated with life expectancy and unanticipated changes in mortality rates.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	June 30, 2024			December 31, 2023
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,107	$24	$762	$9,096	$13	$663
Foreign currency exchange rate	505	1	20	716	22	2
Equity market	4,533	111	206	5,189	77	373
	$14,145	$136	$988	$15,001	$112	$1,038
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were ($385) million and ($501) million for the six months ended June 30, 2024 and 2023, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both June 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(41)	$(15)	$—	N/A
Hedged items	—	—	N/A	34	13	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(2)	(26)	N/A	—	(7)	—	N/A
Hedged items	2	19	N/A	—	7	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	N/A
Subtotal	—	(7)	N/A	(7)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(264)
Amount of gains (losses) reclassified from AOCI into income	5	(3)	—	—	—	—	(2)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	104
Amount of gains (losses) reclassified from AOCI into income	2	(8)	—	—	—	—	6
Foreign currency transaction gains (losses) on hedged items	—	(2)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	7	(12)	—	—	—	—	(157)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	184
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	17
Subtotal	N/A	—	N/A	N/A	N/A	N/A	201
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(218)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(564)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	9	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(12)	N/A	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(108)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	178	N/A	N/A	N/A	N/A
Subtotal	(11)	N/A	(715)	N/A	N/A	N/A	N/A
Earned income on derivatives	53	—	180	(2)	(44)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	8	—	N/A	N/A	N/A
Total	$49	$(19)	$(508)	$(9)	$(46)	$—	$44

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Three Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(135)	$(35)	$—	N/A
Hedged items	(1)	—	N/A	121	34	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(5)	(51)	N/A	—	13	—	N/A
Hedged items	4	39	N/A	—	(11)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	10	N/A	—	—	—	N/A
Subtotal	(2)	(2)	N/A	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(205)
Amount of gains (losses) reclassified from AOCI into income	13	55	—	—	—	—	(68)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(262)
Amount of gains (losses) reclassified from AOCI into income	1	200	—	—	—	—	(201)
Foreign currency transaction gains (losses) on hedged items	—	(176)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	14	79	—	—	—	—	(737)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	160
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	25
Subtotal	N/A	—	N/A	N/A	N/A	N/A	185
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(434)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(800)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(18)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	85	N/A	N/A	N/A	N/A
Equity derivatives (1)	(36)	N/A	(409)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	319	N/A	N/A	N/A	N/A
Subtotal	(36)	N/A	(1,257)	N/A	N/A	N/A	N/A
Earned income on derivatives	32	—	260	3	(34)	—	—
Synthetic GICs	N/A	N/A	18	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(18)	—	N/A	N/A	N/A
Total	$8	$77	$(997)	$(11)	$(33)	$—	$(552)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Six Months Ended June 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(150)	$(58)	$—	N/A
Hedged items	—	—	N/A	137	55	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	(57)	N/A	—	(31)	—	N/A
Hedged items	—	42	N/A	—	35	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	4	N/A	—	—	—	N/A
Subtotal	2	(11)	N/A	(13)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(482)
Amount of gains (losses) reclassified from AOCI into income	13	(1)	—	—	—	—	(12)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(19)
Amount of gains (losses) reclassified from AOCI into income	3	(376)	—	—	—	—	373
Foreign currency transaction gains (losses) on hedged items	—	349	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	16	(27)	—	—	—	—	(141)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	344
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	37
Subtotal	N/A	—	N/A	N/A	N/A	N/A	381
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(571)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(1,270)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	2	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	22	N/A	N/A	N/A	N/A
Equity derivatives (1)	(36)	N/A	(450)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	341	N/A	N/A	N/A	N/A
Subtotal	(36)	N/A	(1,926)	N/A	N/A	N/A	N/A
Earned income on derivatives	83	—	361	(6)	(93)	—	—
Synthetic GICs	N/A	N/A	38	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	40	N/A	N/A	N/A	N/A
Total	$65	$(38)	$(1,487)	$(19)	$(92)	$—	$240

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Six Months Ended June 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$(9)	$1	$—	N/A
Hedged items	—	—	N/A	(5)	(2)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(22)	(54)	N/A	—	13	—	N/A
Hedged items	21	42	N/A	—	(11)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	N/A
Subtotal	(2)	(12)	N/A	(14)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$342
Amount of gains (losses) reclassified from AOCI into income	27	60	—	—	—	—	(87)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(422)
Amount of gains (losses) reclassified from AOCI into income	2	311	—	—	—	1	(314)
Foreign currency transaction gains (losses) on hedged items	—	(290)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	29	81	—	—	—	1	(482)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	206
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	27
Subtotal	N/A	—	N/A	N/A	N/A	N/A	233
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(276)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(962)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(31)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	88	N/A	N/A	N/A	N/A
Equity derivatives (1)	(42)	N/A	(921)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	442	N/A	N/A	N/A	N/A
Subtotal	(42)	N/A	(1,660)	N/A	N/A	N/A	N/A
Earned income on derivatives	75	—	572	8	(68)	—	—
Synthetic GICs	N/A	N/A	36	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(35)	N/A	N/A	N/A	N/A
Total	$60	$69	$(1,087)	$(6)	$(67)	$1	$(249)
__________________
(1)Excludes earned income on derivatives.
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$370	$454	$3	$3
Mortgage loans	$223	$359	$(5)	$(11)
FPBs	$(2,661)	$(2,863)	$337	$191
PABs	$(2,252)	$(1,911)	$170	$25
__________________
(1)Includes ($100) million and ($111) million of hedging adjustments on discontinued hedging relationships at June 30, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $4 million and ($6) million for the three months and six months ended June 30, 2024, respectively, and $26 million and $27 million for the three months and six months ended June 30, 2023, respectively.
At both June 30, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At June 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was $25 million and $166 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2024, the Company expected to reclassify $42 million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
At June 30, 2024 and December 31, 2023, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.1 billion and $681 million, respectively. At June 30, 2024 and December 31, 2023, the carrying amount of debt designated as a non-derivative hedging instrument was $261 million and $298 million, respectively.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$102	1.5	$2	$150	1.6
Credit default swaps referencing indices	82	4,125	2.6	80	3,830	2.7
Subtotal	83	4,227	2.6	82	3,980	2.6
Baa
Single name credit default swaps (3)	1	93	1.8	1	99	2.1
Credit default swaps referencing indices	150	9,431	4.4	145	8,188	5.4
Subtotal	151	9,524	4.4	146	8,287	5.3
Ba
Single name credit default swaps (3)	—	17	1.6	—	17	2.1
Credit default swaps referencing indices	2	25	2.5	2	25	3.0
Subtotal	2	42	2.1	2	42	2.6
B
Credit default swaps referencing indices	9	129	4.5	2	129	5.0
Subtotal	9	129	4.5	2	129	5.0
Caa
Credit default swaps referencing indices	(3)	30	2.0	(4)	30	2.5
Subtotal	(3)	30	2.0	(4)	30	2.5
Total	$242	$13,952	3.8	$228	$12,468	4.5
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,203	$7,053	$8,749	$6,014
OTC-cleared (1)	203	373	158	277
Exchange-traded	14	10	11	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,420	7,436	8,918	6,307
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,513)	(3,513)	(3,568)	(3,568)
OTC-cleared	(23)	(23)	(5)	(5)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(3,272)	—	(3,448)	—
OTC-cleared	(162)	(298)	(150)	(239)
Exchange-traded	—	(2)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,380)	(3,522)	(1,563)	(2,427)
OTC-cleared	—	(51)	—	(33)
Exchange-traded	—	(7)	—	(10)
Net amount after application of master netting agreements and collateral	$69	$19	$183	$19
__________________
(1)At June 30, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $179 million and $181 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $89 million and $9 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2024 and December 31, 2023, the Company received excess cash collateral of $150 million and $163 million, respectively, and provided excess cash collateral of $80 million and $98 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $499 million and $298 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $1.2 billion and $1.5 billion, respectively, for its OTC-bilateral derivatives, $808 million and $945 million, respectively, for its OTC-cleared derivatives, and $169 million and $137 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At June 30, 2024, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	June 30, 2024			December 31, 2023
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,501	$39	$3,540	$2,443	$4	$2,447
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,942	$56	$3,998	$3,011	$6	$3,017
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2024	December 31, 2023
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(113)	$(70)
Fixed annuities with equity indexed returns	PABs	168	163
Total		$55	$93
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	June 30, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$66,333	$14,345	$80,678
Foreign corporate	—	38,524	14,895	53,419
Foreign government	—	40,014	40	40,054
U.S. government and agency	16,700	16,538	—	33,238
RMBS	—	30,428	2,188	32,616
ABS & CLO	—	15,172	2,603	17,775
Municipals	—	10,469	1	10,470
CMBS	—	8,410	1,076	9,486
Total fixed maturity securities AFS	16,700	225,888	35,148	277,736
Equity securities	415	77	262	754
Unit-linked and FVO securities (1)	7,397	1,613	1,096	10,106
Short-term investments (2)	2,389	1,130	10	3,529
Other investments	42	515	1,073	1,630
Derivative assets: (3)
Interest rate	4	3,139	—	3,143
Foreign currency exchange rate	—	4,523	13	4,536
Credit	—	254	—	254
Equity market	10	291	7	308
Total derivative assets	14	8,207	20	8,241
MRBs	—	—	356	356
Reinsured MRBs (4)	—	—	11	11
Separate account assets (5)	64,100	74,485	1,122	139,707
Total assets (6)	$91,057	$311,915	$39,098	$442,070
Liabilities
Derivative liabilities: (3)
Interest rate	$3	$3,434	$82	$3,519
Foreign currency exchange rate	—	3,378	13	3,391
Credit	—	77	—	77
Equity market	7	353	—	360
Total derivative liabilities	10	7,242	95	7,347
Embedded derivatives within liability host contracts (7)	—	—	55	55
MRBs	—	—	2,618	2,618
Separate account liabilities (5)	—	3	—	3
Total liabilities	$10	$7,245	$2,768	$10,023

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,003	$13,714	$80,717
Foreign corporate	—	40,813	14,631	55,444
Foreign government	—	45,438	51	45,489
U.S. government and agency	15,327	16,925	—	32,252
RMBS	3	27,495	1,598	29,096
ABS & CLO	—	15,191	2,103	17,294
Municipals	—	11,171	—	11,171
CMBS	—	9,099	850	9,949
Total fixed maturity securities AFS	15,330	233,135	32,947	281,412
Equity securities	429	79	249	757
Unit-linked and FVO securities (1)	7,520	1,708	1,103	10,331
Short-term investments (2)	5,103	667	27	5,797
Other investments	48	363	975	1,386
Derivative assets: (3)
Interest rate	1	3,674	—	3,675
Foreign currency exchange rate	2	4,393	23	4,418
Credit	—	228	8	236
Equity market	8	393	7	408
Total derivative assets	11	8,688	38	8,737
MRBs	—	—	286	286
Reinsured MRBs (4)	—	—	18	18
Separate account assets (5)	66,229	77,258	1,147	144,634
Total assets (6)	$94,670	$321,898	$36,790	$453,358
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$2,805	$174	$2,984
Foreign currency exchange rate	—	2,737	7	2,744
Credit	—	84	—	84
Equity market	11	475	—	486
Total derivative liabilities	16	6,101	181	6,298
Embedded derivatives within liability host contracts (7)	—	—	93	93
MRBs	—	—	3,179	3,179
Separate account liabilities (5)	4	4	—	8
Total liabilities	$20	$6,105	$3,453	$9,578
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both June 30, 2024 and December 31, 2023.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $52 million at both June 30, 2024 and December 31, 2023.
(7)Embedded derivatives within liability host contracts are presented within PABs and other liabilities on the interim condensed consolidated balance sheets.
The following describes the valuation methodologies used to measure assets and liabilities at fair value.
Investments
Securities, Short-term Investments and Other Investments
When available, the estimated fair value of these financial instruments is based on quoted prices in active markets that are readily and regularly obtainable. Generally, these are the most liquid of the Company’s securities holdings, and valuation of these securities does not involve management’s judgment.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

Instrument	Level 2 Observable Inputs		Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately-placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
		• market yield curve; call provisions	•	independent non-binding broker quotations
• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer
• delta spread adjustments to reflect specific credit-related issues
Foreign government securities, U.S. government and agency securities and Municipals
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security	•	credit spreads
	•	issuer ratings and issuer spreads; broker-dealer quotations
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes	•	independent non-binding broker quotations
	•	current and forecasted loss severity; ratings; geographic region	•	credit ratings
	•	weighted average coupon and weighted average maturity
	•	average delinquency rates; DSCR
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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
MRBs
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

					June 30, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	52	-	125	91	4	-	131	93	Increase
	•	Market pricing	•	Quoted prices (4)	27	-	111	93	—	-	110	92	Increase
	•	Consensus pricing	•	Offered quotes (4)	90	-	100	96	86	-	102	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	116	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	103	96	3	-	101	93	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	428	-	452	437	367	-	399	385	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	185	-	237	227	185	-	399	193	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(9)
				Ages 41 - 60	0.04%	-	0.75%	0.22%	0.04%	-	0.75%	0.22%	(9)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.39%	-	20.10%	8.72%	0.39%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	0.39%	-	15%	4.34%	0.39%	-	15%	4.34%	Decrease (10)
				Durations 21 - 116	0.10%	-	15%	4.59%	0.10%	-	15%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.44%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0%	-	20%	4.47%	0%	-	20%	4.47%	(12)
			•	Long-term equity volatilities	16.34%	-	21.85%	18.55%	8.05%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.11%	-	1.46%	0.73%	0.38%	-	1.59%	0.73%	Decrease (14)
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
(8)At June 30, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of 0% and less than 1%, respectively, of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$28,503	$45	$5,277	$—	$253	$1,093
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(46)	—	12	—	(11)	36
Total realized/unrealized gains (losses) included in AOCI	(294)	(4)	(5)	—	—	—
Purchases (3)	1,940	—	1,343	2	27	112
Sales (3)	(794)	(1)	(168)	(1)	(7)	(139)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	72	—	86	—	—	—
Transfers out of Level 3 (4)	(141)	—	(678)	—	—	(6)
Balance, end of period	$29,240	$40	$5,867	$1	$262	$1,096
Three Months Ended June 30, 2023
Balance, beginning of period	$25,676	$46	$4,553	$—	$258	$1,011
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(8)	(1)	2	—	(1)	50
Total realized/unrealized gains (losses) included in AOCI	(369)	3	(43)	—	—	—
Purchases (3)	1,122	5	272	7	—	190
Sales (3)	(527)	(4)	(112)	—	(7)	(193)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	210	11	71	—	—	—
Transfers out of Level 3 (4)	(136)	—	(189)	—	—	(1)
Balance, end of period	$25,968	$60	$4,554	$7	$250	$1,057
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(9)	$—	$11	$—	$(10)	$36
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(8)	$(1)	$4	$—	$1	$50
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(314)	$(4)	$(7)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(379)	$3	$(45)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2024
Balance, beginning of period	$14	$1,171	$(139)	$(62)	$1,142
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	17	8	(8)
Total realized/unrealized gains (losses) included in AOCI	—	—	(15)	—	—
Purchases (3)	6	42	—	—	44
Sales (3)	(10)	(140)	—	—	(56)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	67	(1)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(5)	—	—
Balance, end of period	$10	$1,073	$(75)	$(55)	$1,122
Three Months Ended June 30, 2023
Balance, beginning of period	$58	$928	$53	$(44)	$1,202
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	23	32	(18)	(17)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(41)	—	—
Purchases (3)	5	13	—	—	72
Sales (3)	(44)	—	—	—	(21)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	(3)	(2)	—
Transfers into Level 3 (4)	—	—	—	—	12
Transfers out of Level 3 (4)	—	—	(255)	—	—
Balance, end of period	$18	$964	$(214)	$(64)	$1,248
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$—	$(5)	$17	$8	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$23	$13	$(17)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$—	$(9)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(1)	$—	$(48)	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$28,345	$51	$4,551	$—	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(52)	2	15	—	(8)	67
Total realized/unrealized gains (losses) included in AOCI	(678)	(5)	40	—	—	—
Purchases (3)	3,078	—	1,582	2	31	114
Sales (3)	(1,406)	(3)	(340)	(1)	(10)	(165)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	109	—	165	—	—	—
Transfers out of Level 3 (4)	(156)	(5)	(146)	—	—	(23)
Balance, end of period	$29,240	$40	$5,867	$1	$262	$1,096
Six Months Ended June 30, 2023
Balance, beginning of period	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(17)	(1)	(7)	—	6	95
Total realized/unrealized gains (losses) included in AOCI	343	2	(24)	—	—	—
Purchases (3)	2,408	13	413	7	2	205
Sales (3)	(1,064)	(12)	(239)	—	(17)	(26)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	391	10	212	—	—	1
Transfers out of Level 3 (4)	(494)	(55)	(70)	—	—	(5)
Balance, end of period	$25,968	$60	$4,554	$7	$250	$1,057
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(3)	$2	$15	$—	$(3)	$67
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$(20)	$(1)	$3	$—	$(3)	$94
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(686)	$(5)	$35	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$321	$2	$(26)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	12	(16)	40	(37)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(40)	—	—
Purchases (3)	10	47	—	—	83
Sales (3)	(26)	(140)	—	—	(67)
Issuances (3)	—	—	135	—	—
Settlements (3)	—	—	—	(2)	—
Transfers into Level 3 (4)	—	179	—	—	3
Transfers out of Level 3 (4)	—	—	(11)	—	(7)
Balance, end of period	$10	$1,073	$(75)	$(55)	$1,122
Six Months Ended June 30, 2023
Balance, beginning of period	$57	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	25	38	(35)	(39)
Total realized/unrealized gains (losses) included in AOCI	—	—	46	—	—
Purchases (3)	17	13	—	—	170
Sales (3)	(47)	—	—	—	(110)
Issuances (3)	—	—	(1)	—	—
Settlements (3)	—	—	33	(12)	1
Transfers into Level 3 (4)	—	—	—	—	16
Transfers out of Level 3 (4)	(9)	—	(160)	—	—
Balance, end of period	$18	$964	$(214)	$(64)	$1,248
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$—	$8	$(14)	$40	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2023 (5)	$—	$26	$31	$(35)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$—	$(21)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2023 (5)	$(1)	$—	$7	$—	$—
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

	June 30, 2024	December 31, 2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$970	$474
Other invested assets (2)	$63	$63

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(105)	$(54)	$(154)	$(141)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,802	$—	$—	$84,495	$84,495
Policy loans	$8,691	$—	$—	$9,273	$9,273
Other invested assets	$1,259	$—	$715	$544	$1,259
Premiums, reinsurance and other receivables	$5,446	$—	$1,290	$4,057	$5,347
Other assets	$241	$—	$77	$165	$242
Liabilities
PABs	$139,397	$—	$—	$133,722	$133,722
Long-term debt	$14,790	$—	$14,236	$—	$14,236
Collateral financing arrangement	$555	$—	$—	$483	$483
Junior subordinated debt securities	$3,163	$—	$3,550	$—	$3,550
Other liabilities	$10,783	$—	$1,537	$8,832	$10,369
Separate account liabilities	$71,446	$—	$71,446	$—	$71,446

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$92,506	$—	$—	$87,753	$87,753
Policy loans	$8,788	$—	$—	$9,516	$9,516
Other invested assets	$919	$—	$714	$205	$919
Premiums, reinsurance and other receivables	$5,182	$—	$791	$4,400	$5,191
Other assets	$268	$—	$82	$184	$266
Liabilities
PABs	$138,233	$—	$—	$134,025	$134,025
Long-term debt	$15,516	$—	$15,621	$—	$15,621
Collateral financing arrangement	$637	$—	$—	$551	$551
Junior subordinated debt securities	$3,161	$—	$3,552	$—	$3,552
Other liabilities	$10,556	$—	$609	$9,651	$10,260
Separate account liabilities	$75,705	$—	$75,705	$—	$75,705

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt
Senior Notes
In June 2024, MetLife, Inc. issued $500 million of senior notes due December 2034 which bear interest at a fixed rate of 5.300%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $4 million of related costs which will be amortized over the term of the senior notes.
In April 2024, MetLife, Inc. redeemed for $438 million in cash all of its £350 million aggregate principal amount outstanding 5.375% senior notes due December 2024.
In March 2024, MetLife, Inc. issued the following fixed rate senior notes totaling $752 million, interest on which is payable semi-annually:
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
In connection with the March 2024 issuances, MetLife, Inc. incurred $6 million of related costs which are amortized over the applicable term of each series of the senior notes.
14. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2024 and December 31, 2023:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.430	$10	$0.375	$9	$0.850	$20	$0.736	$18
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	12	$351.563	11	$703.126	23	$703.126	22
F	$296.875	12	$296.875	12	$593.750	24	$593.750	24
G	$—	—	$—	—	$19.250	19	$19.250	19
Total		$34		$32		$101		$98

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at June 30, 2024 (1)
	(In millions)
May 1, 2024	$3,000	$3,000
May 25, 2023	$1,000	$75
May 3, 2023	$3,000	$—
May 4, 2022	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at June 30, 2024 does not reflect the applicable excise tax payable.
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
For the six months ended June 30, 2024 and 2023, MetLife, Inc. repurchased 28,872,993 shares and 23,665,630 shares of its common stock, respectively, through open market purchases for $2.0 billion and $1.5 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
Stock-Based Compensation Plans
Performance Shares and Performance Units
Final Performance Shares are paid in shares of MetLife, Inc.’s common stock. Final Performance Units are payable in cash equal to the closing price of MetLife, Inc.’s common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2021 – December 31, 2023 performance period was 147.5%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 1,048,303 Performance Shares and 118,848 Performance Units associated with that performance period that vested on December 31, 2023. As a result, in the first quarter of 2024, MetLife, Inc. issued 1,546,247 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 175,301 Performance Units (less withholding for taxes and other items, as applicable).
Dividend Restrictions
Insurance Operations
For the six months ended June 30, 2024, American Life Insurance Company paid a dividend of $1.1 billion to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 19 of the Notes to Consolidated Financial Statements included in the 2023 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,813)	$202	$4,773	$(47)	$(6,465)	$(1,421)	$(19,771)
OCI before reclassifications	(3,373)	(160)	2,373	(33)	(268)	(2)	(1,463)
Deferred income tax benefit (expense)	810	128	(540)	7	(52)	1	354
AOCI before reclassifications, net of income tax	(19,376)	170	6,606	(73)	(6,785)	(1,422)	(20,880)
Amounts reclassified from AOCI	248	3	—	—	—	32	283
Deferred income tax benefit (expense)	(59)	(74)	—	—	—	(6)	(139)
Amounts reclassified from AOCI, net of income tax	189	(71)	—	—	—	26	144
Balance, end of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)

	Three Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,354)	$1,748	$2,748	$186	$(6,119)	$(1,356)	$(19,147)
OCI before reclassifications	(3,173)	(468)	1,471	(99)	(102)	(1)	(2,372)
Deferred income tax benefit (expense)	739	114	(300)	21	(61)	—	513
AOCI before reclassifications, net of income tax	(18,788)	1,394	3,919	108	(6,282)	(1,357)	(21,006)
Amounts reclassified from AOCI	1,040	(269)	—	—	—	30	801
Deferred income tax benefit (expense)	(231)	54	—	—	—	(4)	(181)
Amounts reclassified from AOCI, net of income tax	809	(215)	—	—	—	26	620
Balance, end of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	(6,492)	(501)	5,084	(127)	(485)	(4)	(2,525)
Deferred income tax benefit (expense)	1,509	204	(1,136)	27	(142)	1	463
AOCI before reclassifications, net of income tax	(19,489)	(114)	6,606	(73)	(6,785)	(1,449)	(21,304)
Amounts reclassified from AOCI	393	360	—	—	—	64	817
Deferred income tax benefit (expense)	(91)	(147)	—	—	—	(11)	(249)
Amounts reclassified from AOCI, net of income tax	302	213	—	—	—	53	568
Balance, end of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)

	Six Months Ended June 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	4,410	(81)	(2,898)	1	180	(5)	1,607
Deferred income tax benefit (expense)	(989)	17	702	—	(85)	1	(354)
AOCI before reclassifications, net of income tax	(19,225)	1,493	3,919	108	(6,282)	(1,381)	(21,368)
Amounts reclassified from AOCI	1,606	(401)	—	—	—	60	1,265
Deferred income tax benefit (expense)	(360)	87	—	—	—	(10)	(283)
Amounts reclassified from AOCI, net of income tax	1,246	(314)	—	—	—	50	982
Balance, end of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(250)	$(1,079)	$(409)	$(1,690)	Net investment gains (losses)
Net unrealized investment gains (losses)	1	3	—	5	Net investment income
Net unrealized investment gains (losses)	1	36	16	79	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(248)	(1,040)	(393)	(1,606)
Income tax (expense) benefit	59	231	91	360
Net unrealized investment gains (losses), net of income tax	(189)	(809)	(302)	(1,246)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	13	13	27	Net investment income
Interest rate derivatives	(3)	55	(1)	60	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	1	3	2	Net investment income
Foreign currency exchange rate derivatives	(8)	200	(376)	311	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	—	—	1	Other expenses
Credit derivatives	1	—	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(3)	269	(360)	401
Income tax (expense) benefit	74	(54)	147	(87)
Gains (losses) on cash flow hedges, net of income tax	71	215	(213)	314
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(34)	(32)	(69)	(65)
Amortization of prior service (costs) credit	2	2	5	5
Amortization of defined benefit plan items, before income tax	(32)	(30)	(64)	(60)
Income tax (expense) benefit	6	4	11	10
Amortization of defined benefit plan items, net of income tax	(26)	(26)	(53)	(50)
Total reclassifications, net of income tax	$(144)	$(620)	$(568)	$(982)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 16.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Vision fee for service arrangements	$130	$143	$276	$302
Prepaid legal plans	145	130	293	261
Fee-based investment management	98	103	196	203
Administrative services-only contracts	69	64	136	128
Recordkeeping and administrative services (1)	37	38	75	75
Other revenue from service contracts from customers	79	68	159	139
Total revenues from service contracts from customers	558	546	1,135	1,108
Other	80	75	177	152
Total other revenues	$638	$621	$1,312	$1,260
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $231 million and $243 million at June 30, 2024 and December 31, 2023, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Employee-related costs (1)	$900	$896	$1,850	$1,829
Third-party staffing costs	362	360	711	704
General and administrative expenses	153	187	301	330
Pension, postretirement and postemployment benefit costs	65	59	130	118
Premium taxes, other taxes, and licenses & fees	171	184	347	345
Commissions and other variable expenses	1,462	1,447	2,965	2,864
Capitalization of DAC	(683)	(729)	(1,423)	(1,447)
Amortization of DAC and VOBA	499	479	1,007	949
Amortization of negative VOBA	(6)	(6)	(12)	(13)
Interest expense on debt	257	256	521	511
Total other expenses	$3,180	$3,133	$6,397	$6,190
__________________
(1)Includes ($27) million and ($77) million for the three months and six months ended June 30, 2024, respectively, and ($34) million and ($72) million for the three months and six months ended June 30, 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$41	$1	$37	$—
Interest costs	114	10	117	10
Expected return on plan assets	(115)	(14)	(121)	(15)
Amortization of net actuarial (gains) losses	41	(6)	39	(7)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$78	$(9)	$69	$(12)

	Six Months Ended June 30,
	2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$81	$2	$75	$1
Interest costs	228	20	235	21
Expected return on plan assets	(230)	(28)	(241)	(28)
Amortization of net actuarial (gains) losses	83	(14)	78	(15)
Amortization of prior service costs (credit)	(6)	—	(6)	—
Net periodic benefit costs (credit)	$156	$(20)	$141	$(21)
17. Income Tax
For the three months and six months ended June 30, 2024, the effective tax rate on income (loss) before provision for income tax was 21% and 19%, respectively. The Company’s effective tax rate for the three months ended June 30, 2024 was equal to the U.S. statutory rate of 21% and included tax benefits from (i) non-taxable investment income and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, offset by tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates. The Company’s effective tax rate for the six months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income, (ii) the reversal of previously non-deductible losses, (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, and (iv) the corporate tax deduction for stock compensation.
For the three months and six months ended June 30, 2023, the effective tax rate on income (loss) before provision for income tax was 5% and 28%, respectively. The Company’s effective tax rate for the three months ended June 30, 2023

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Income Tax (continued)

differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) low income housing and other tax credits, (ii) foreign earnings taxed at lower statutory rates than the U.S. statutory rate and foreign losses taxed at higher statutory rates, (iii) adjustments related to prior years taxes, and (iv) non-taxable investment income. The Company’s effective tax rate for the six months ended June 30, 2023 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) low income housing and other tax credits, (ii) the corporate tax deduction for stock compensation, (iii) adjustments related to prior years taxes, and (iv) non-taxable investment income.
18. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	710.5	765.9	716.8	770.6
Incremental common shares from assumed exercise or issuance of stock-based awards	4.2	3.7	4.7	4.8
Weighted average common stock outstanding - diluted	714.7	769.6	721.5	775.4
Net Income (Loss):
Net income (loss)	$953	$408	$1,828	$493
Less: Net income (loss) attributable to noncontrolling interests	7	6	15	11
Less: Preferred stock dividends	34	32	101	98
Net income (loss) available to MetLife, Inc.’s common shareholders	$912	$370	$1,712	$384
Basic	$1.28	$0.48	$2.39	$0.50
Diluted	$1.28	$0.48	$2.37	$0.50
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2023 Annual Report, MLIC received approximately 2,565 asbestos-related claims in 2023. For the six months ended June 30, 2024 and 2023, MLIC received approximately 1,556 and 1,306 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2024.
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
Matters Related to Group Annuity Benefits
In 2018, the Company announced that it identified a material weakness in its internal control over financial reporting related to the practices and procedures for estimating reserves for certain group annuity benefits. Several regulators have made inquiries into the issue, and it is possible that other jurisdictions may pursue similar investigations or inquiries. The Company could be exposed to lawsuits and additional legal actions relating to the issue. These may result in payments, including damages, fines, penalties, interest and other amounts assessed or awarded by courts or regulatory authorities under applicable escheat, tax, securities, Employee Retirement Income Security Act of 1974, or other laws or regulations. The Company could incur significant costs in connection with these actions.
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.0 billion and $4.0 billion at June 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $8.7 billion and $9.2 billion at June 30, 2024 and December 31, 2023, respectively.

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
The Company’s recorded liabilities were $19 million at both June 30, 2024 and December 31, 2023, for indemnities and guarantees.

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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates have remained steady in 2024, reflecting expectations for lower inflation. The European Central Bank (“ECB”) and Bank of England (“BoE”) have been taking similar actions. However, in June 2024, the ECB announced an interest rate reduction and in August 2024, the BoE announced an interest rate reduction. The Bank of Japan (“BoJ”) has, until recently, mostly kept its policy settings on hold, reflecting a more cautious view on growth and inflation. The Japanese yen has weakened against the U.S. dollar reflecting policy divergence between the BoJ and the U.S. Federal Reserve.
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
Innovation and Technology
The NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In July 2024, the New York State Department of Financial Services released its final circular letter focused on how insurers should develop and manage their use of external consumer data and artificial intelligence (“AI”) systems in underwriting and pricing so as not to harm consumers.
The European Union’s Artificial Intelligence Act (“EU AI Act”) has been enacted and will enter in force in August 2024. Among other things, the EU AI Act prohibits certain “unacceptable” AI practices while seeking to boost innovation and ensure fundamental rights are not infringed by the technology. We continue to monitor the developments of the EU AI Act and other governmental initiatives around the world, particularly in jurisdictions where we operate.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2023, the U.S. Department of Labor (the “DOL”) proposed a regulation to change the definition of “fiduciary” for purposes of the Employee Retirement Income Security Act of 1974 (“ERISA”) and parallel provisions of the Internal Revenue Code of 1986, as amended (the “Code”), when a financial professional, including an insurance producer, provides investment advice, and to amend various existing prohibited transaction exemptions (“PTEs”) that financial professionals rely on when making recommendations. On April 23, 2024, the DOL finalized and published this new definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code and finalized and published amendments to these PTEs. Shortly thereafter, these changes were challenged in court, including by a coalition of insurance industry trade associations that filed a motion for a preliminary injunction and stay of the amendments. In July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.

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
(i)future policy benefit liabilities, market risk benefits (“MRBs”) and the accounting for reinsurance;
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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $912 million and $1.7 billion for the three months and six months ended June 30, 2024, respectively, compared to $370 million and $384 million for the three months and six months ended June 30, 2023, respectively.
•Adjusted earnings available to common shareholders of $1.6 billion and $3.0 billion for the three months and six months ended June 30, 2024, respectively, compared to $1.5 billion and $2.7 billion for the three months and six months ended June 30, 2023, respectively.

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$11,628	$11,678	$21,681	$21,267
Universal life and investment-type product policy fees	1,281	1,288	2,529	2,577
Net investment income	5,205	5,072	10,641	9,717
Other revenues	638	621	1,312	1,260
Net investment gains (losses)	(421)	(1,039)	(796)	(1,723)
Net derivative gains (losses)	(508)	(997)	(1,487)	(1,087)
Total revenues	17,823	16,623	33,880	32,011
Expenses
Policyholder benefits and claims and policyholder dividends	11,633	11,960	21,854	21,991
Policyholder liability remeasurement (gains) losses	(10)	(16)	(32)	(25)
Market risk benefit remeasurement (gains) losses	(182)	(817)	(876)	(629)
Interest credited to policyholder account balances	2,000	1,933	4,290	3,797
Amortization of deferred policy acquisition costs and value of business acquired	499	479	1,007	949
Amortization of negative value of business acquired	(6)	(6)	(12)	(13)
Interest expense on debt	257	256	521	511
Other expenses, net of capitalization of deferred policy acquisition costs	2,430	2,404	4,881	4,743
Total expenses	16,621	16,193	31,633	31,324
Income (loss) before provision for income tax	1,202	430	2,247	687
Provision for income tax expense (benefit)	249	22	419	194
Net income (loss)	953	408	1,828	493
Less: Net income (loss) attributable to noncontrolling interests	7	6	15	11
Net income (loss) attributable to MetLife, Inc.	946	402	1,813	482
Less: Preferred stock dividends	34	32	101	98
Net income (loss) available to MetLife, Inc.’s common shareholders	$912	$370	$1,712	$384
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $542 million primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $618 million ($488 million, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023
Partially offset by:
•Higher losses on sales of fixed maturity securities
•Higher losses on foreign currency transactions
Net Derivative Gains (Losses)(2) - Favorable change of $489 million ($386 million, net of income tax)(3):
•Key equity indexes increased less in the current period versus the prior period - favorable impact to the estimated fair value of long put options, short futures and total rate of return swaps
•Long-term interest rates increased less in the current period compared to the prior period - favorable impact to the estimated fair value of receiver swaps and swaptions

•The U.S. dollar strengthened less against the Japanese yen in the current period compared to the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards and swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $635 million ($502 million, net of income tax):
•Key equity indexes increased less in the current period versus the prior period
•Long-term interest rates increased less in the current period compared to the prior period
Adjusted Earnings(5) - Favorable change of $136 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 21% in the current period versus 5% in the prior period
•Current period effective tax rate on income before provision for income tax was equal to the U.S. statutory rate of 21% and included tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
Offset by tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
•Prior period effective tax rate on income before provision for income tax was 5% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Low income housing and other tax credits
•Foreign earnings taxed at lower statutory rates than the U.S. statutory rate and foreign losses taxed at higher statutory rates
•Adjustments related to prior years taxes
•Non-taxable investment income
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $1.3 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $927 million ($732 million, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023
•Lower losses on sales of fixed maturity securities
Partially offset by:
•Losses on foreign currency transactions in the current period
•Losses on other limited partnerships in the current period
Net Derivative Gains (Losses)(2) - Unfavorable change of $400 million ($316 million, net of income tax)(3):
•Long-term interest rates increased in the current period versus decreased in the prior period - unfavorable impact to the estimated fair value of receiver swaps
•The U.S. dollar strengthened more significantly against the Japanese yen in the current period compared to the prior period - unfavorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Partially offset by:
•Key equity indexes increased less in the current period compared to the prior period - favorable impact to the estimated fair value of long put options and short futures

Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $247 million ($195 million, net of income tax):
•Long-term interest rates increased in the current period versus decreased in the prior period
Partially offset by:
• Key equity indexes increased less in the current period compared to the prior period
Adjusted Earnings(5) - Favorable change of $286 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Favorable change in effective tax rate - 19% in the current period versus 28% in the prior period
•Current period effective tax rate on income before provision for income tax was 19% versus the U.S. statutory rate of 21% primarily due to tax benefits from:
•Non-taxable investment income
•Reversal of previously non-deductible losses
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 28% versus the U.S. statutory rate of 21% primarily due to tax charges from:
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
Three Months Ended June 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$534	$195	$(194)	$228	$78	$152	$(81)	$912
Add: Preferred stock dividends	—	—	—	—	—	—	34	34
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	1	2	—	4	7
Net income (loss)	534	195	(194)	229	80	152	(43)	953
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(17)	(131)	(405)	19	(2)	(52)	167	(421)
Net derivative gains (losses)	37	82	(583)	52	(5)	(112)	21	(508)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(19)	(62)	64	(45)	155	(53)	5	45
Other revenues	—	(18)	—	—	—	35	7	24
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(126)	87	(52)	—	18	—	(73)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(17)	1	—	12	185	1	182
Interest credited to policyholder account balances ("PABs")	—	1	(65)	23	(153)	(23)	(2)	(219)
Capitalization of deferred policy acquisition costs ("DAC")	—	—	—	—	—	—	—	—
Amortization of DAC and value of business acquired ("VOBA")	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(10)	(9)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	—	56	258	4	(3)	1	(46)	270
Adjusted earnings	$533	$410	$449	$226	$77	$153	(186)	1,662
Less: Preferred stock dividends							34	34
Adjusted earnings available to common shareholders							$(220)	$1,628

Premiums, fees and other revenues	$6,210	$2,564	$1,668	$1,506	$621	$858	$120	$13,547
Less: adjustments to premiums, fees and other revenues	—	(18)	—	—	—	35	7	24
Adjusted premiums, fees and other revenues	$6,210	$2,582	$1,668	$1,506	$621	$823	$113	$13,523

Three Months Ended June 30, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$388	$376	$28	$204	$82	$(415)	$(293)	$370
Add: Preferred stock dividends	—	—	—	—	—	—	32	32
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	1	—	3	6
Net income (loss)	388	376	28	206	83	(415)	(258)	408
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(5)	(30)	(125)	(5)	18	(968)	76	(1,039)
Net derivative gains (losses)	66	83	(582)	85	(21)	(484)	(144)	(997)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(39)	(113)	168	(7)	83	(64)	4	32
Other revenues	—	(18)	—	—	—	—	11	(7)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(11)	43	(62)	—	—	—	(30)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	35	37	—	21	724	—	817
Interest credited to PABs	—	2	(179)	(27)	(87)	—	—	(291)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(21)	(20)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(6)	11	235	1	—	166	12	419
Adjusted earnings	$372	$417	$431	$219	$70	$211	$(196)	$1,524
Less: Preferred stock dividends							32	32
Adjusted earnings available to common shareholders							$(228)	$1,492

Adjusted earnings available to common shareholders on a constant currency basis (1)	$372	$417	$417	$209	$64	$211	$(228)	$1,462

Premiums, fees and other revenues	$6,013	$2,805	$1,727	$1,385	$582	$938	$137	$13,587
Less: adjustments to premiums, fees and other revenues	—	(18)	—	—	—	—	11	(7)
Adjusted premiums, fees and other revenues	$6,013	$2,823	$1,727	$1,385	$582	$938	$126	$13,594

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,013	$2,823	$1,591	$1,339	$554	$938	$126	$13,384
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$825	$485	$(168)	$270	$128	$340	$(168)	$1,712
Add: Preferred stock dividends	—	—	—	—	—	—	101	101
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	3	2	—	10	15
Net income (loss)	825	485	(168)	273	130	340	(57)	1,828
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(41)	(252)	(536)	16	(39)	(338)	394	(796)
Net derivative gains (losses)	90	150	(1,155)	(150)	(19)	(411)	8	(1,487)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(39)	(140)	296	(29)	418	(103)	10	413
Other revenues	—	(38)	—	—	—	74	15	51
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(126)	154	(85)	—	37	—	(20)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(5)	14	—	41	825	1	876
Interest credited to PABs	—	2	(301)	(17)	(415)	(49)	(2)	(782)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	4	(2)	—	(22)	(20)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(2)	85	488	75	(8)	(7)	(101)	530
Adjusted earnings	$817	$809	$872	$459	$154	$312	(360)	3,063
Less: Preferred stock dividends							101	101
Adjusted earnings available to common shareholders							$(461)	$2,962

Premiums, fees and other revenues	$12,540	$3,357	$3,412	$3,002	$1,241	$1,738	$232	$25,522
Less: adjustments to premiums, fees and other revenues	—	(38)	—	—	—	74	15	51
Adjusted premiums, fees and other revenues	$12,540	$3,395	$3,412	$3,002	$1,241	$1,664	$217	$25,471

Six Months Ended June 30, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$656	$505	$(249)	$476	$140	$(854)	$(290)	$384
Add: Preferred stock dividends	—	—	—	—	—	—	98	98
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	3	2	—	6	11
Net income (loss)	656	505	(249)	479	142	(854)	(186)	493
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	1	(214)	(742)	(7)	27	(1,113)	325	(1,723)
Net derivative gains (losses)	42	102	(546)	306	(44)	(864)	(83)	(1,087)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(71)	(234)	280	(35)	259	(135)	7	71
Other revenues	—	(36)	—	—	1	—	25	(10)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(13)	57	(144)	—	—	—	(100)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(1)	33	—	33	564	—	629
Interest credited to PABs	—	1	(303)	(55)	(256)	—	—	(613)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	4	(2)	—	(49)	(47)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	5	83	261	(24)	(6)	325	(45)	599
Adjusted earnings	$679	$817	$711	$434	$130	$369	(366)	2,774
Less: Preferred stock dividends							98	98
Adjusted earnings available to common shareholders							$(464)	$2,676

Adjusted earnings available to common shareholders on a constant currency basis (1)	$679	$817	$686	$430	$121	$369	$(464)	$2,638

Premiums, fees and other revenues	$12,062	$3,435	$3,521	$2,757	$1,164	$1,897	$268	$25,104
Less: adjustments to premiums, fees and other revenues	—	(36)	—	—	1	—	25	(10)
Adjusted premiums, fees and other revenues	$12,062	$3,471	$3,521	$2,757	$1,163	$1,897	$243	$25,114

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$12,062	$3,471	$3,250	$2,719	$1,122	$1,897	$243	$24,764
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 decreased $71 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $139 million, or 1%, compared to the prior period due to growth across most of our segments, largely offset by lower premiums in the pension risk transfer business in our RIS segment and the expected decline in our MetLife Holdings segment from business run-off.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Group Benefits	$533	$372	$817	$679
RIS	410	417	809	817
Asia	449	431	872	711
Latin America	226	219	459	434
EMEA	77	70	154	130
MetLife Holdings	153	211	312	369
Corporate & Other	(220)	(228)	(461)	(464)
Adjusted earnings available to common shareholders	$1,628	$1,492	$2,962	$2,676

Adjusted earnings available to common shareholders on a constant currency basis	$1,628	$1,462	$2,962	$2,638

Adjusted premiums, fees and other revenues	$13,523	$13,594	$25,471	$25,114
Adjusted premiums, fees and other revenues on a constant currency basis	$13,523	$13,384	$25,471	$24,764
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $136 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023 in our MetLife Holdings segment
Foreign Currency - Decreased adjusted earnings by $30 million, primarily in our Asia and Latin America segments
Market Factors - Decreased adjusted earnings by $24 million:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our RIS and Asia segments
Largely offset by:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
Volume Growth - Increased adjusted earnings by $89 million:
•Higher average invested assets primarily in our RIS, Asia and Latin America segments
•Higher sales and business growth in our foreign segments
Partially offset by:
•Increase in interest credited expenses on long duration products primarily in our RIS and Asia segments

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $183 million:
•Favorable mortality and morbidity results primarily in our Group Benefits segment
•Favorable change from refinements to certain insurance assets and other liabilities in both periods
Taxes - Unfavorable change in effective tax rate - 24% in the current period versus 22% in the prior period
•Current period effective tax rate on income before provision for income tax was 24% versus the U.S. statutory rate of 21% primarily due to tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
▪Prior period effective tax rate on income before provision for income tax was 22% versus the U.S. statutory rate of 21% primarily due to tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
•Low income housing and other tax credits
•Adjustments related to prior years taxes
▪Non-taxable investment income
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $286 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $100 million as a result of the reinsurance transaction that closed in November 2023 in our MetLife Holdings segment
Foreign Currency - Decreased adjusted earnings by $38 million, primarily in our Asia segment
Market Factors - Increased adjusted earnings by $196 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in our RIS and Asia segments
Volume Growth - Increased adjusted earnings by $110 million:
•Higher average invested assets primarily in our RIS and Latin America segments
•Higher sales and business growth in our foreign segments
Partially offset by:
•Increase in interest credited expenses on long duration products primarily in our RIS and Latin America segments

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $208 million:
•Favorable mortality and morbidity results primarily in our Group Benefits segment
•Favorable change from refinements to certain insurance assets and other liabilities in both periods
Expenses - Decreased adjusted earnings by $48 million:
•Higher direct expenses, including employee-related and technology costs, in most of our segments
•Higher litigation reserves
Partially offset by:
•Lower corporate-related expenses, primarily in Corporate & Other
Taxes - Unfavorable change in effective tax rate - 24% in the current period versus 22% in the prior period
•Current period effective tax rate on income before provision for income tax was 24% versus the U.S. statutory rate of 21% primarily due to tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
•Non-taxable investment income
•Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Corporate tax deduction for stock compensation
▪Prior period effective tax rate on income before provision for income tax was 22% versus the U.S. statutory rate of 21% primarily due to tax charges from:
•Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
•Low income housing and other tax credits
▪Non-taxable investment income
▪Corporate tax deduction for stock compensation
▪Adjustments related to prior years taxes

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 increased $197 million, or 3%, compared to the prior period, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$6,523	$6,340	$13,168	$12,699
Total adjusted expenses	5,849	5,869	12,135	11,837
Provision for income tax expense (benefit)	141	99	216	183
Adjusted earnings	$533	$372	$817	$679

Adjusted premiums, fees and other revenues	$6,210	$6,013	$12,540	$12,062
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $161 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $174 million:
•Favorable mortality - lower claims incidence in our life business
•Favorable morbidity - favorable experience due to lower severity and a favorable reserve adjustment in the current period in our disability businesses, partially offset by a less favorable change in dental reserves
•Favorable change from refinements to certain insurance and other liabilities in both periods
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $138 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $157 million:
•Favorable mortality - lower claims incidence in our life business
•Favorable morbidity - favorable experience due to lower severity and a favorable reserve adjustment in the current period in our disability businesses, partially offset by a less favorable change in dental reserves, including the impact of prior year development
•Favorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Decreased adjusted earnings by $15 million:
•Higher technology, employee-related and various other operating expenses exceeded the corresponding increase in adjusted premiums, fees and other revenues
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 decreased $241 million, or 9%, compared to the prior period. The decrease was primarily driven by lower premiums from our pension risk transfer business, partially offset by growth in our institutional income annuities and United Kingdom (“U.K.”) longevity reinsurance businesses. Changes in premiums are mostly offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$4,699	$4,771	$7,601	$7,233
Total adjusted expenses	4,181	4,244	6,579	6,201
Provision for income tax expense (benefit)	108	110	213	215
Adjusted earnings	$410	$417	$809	$817

Adjusted premiums, fees and other revenues	$2,582	$2,823	$3,395	$3,471
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $7 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $25 million driven primarily by:
•Higher average interest crediting rates on investment-type products
Largely offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
•Variable investment income increased - higher returns on private equity funds
Volume Growth - Increased adjusted earnings by $21 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $4 million
•Favorable refinements to certain insurance liabilities in the current period
Expenses - Decreased adjusted earnings by $10 million:
•Higher expenses, including certain employee-related costs and other taxes, licenses and fees
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $8 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $3 million:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
•Variable investment income increased - higher returns on private equity funds
Substantially offset by:
•Higher average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $27 million:
• Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets

Largely offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $25 million:
•Less favorable mortality - mainly in structured settlements and specialized benefit resources products
Expenses - Decreased adjusted earnings by $18 million:
•Higher expenses, including certain employee-related costs and other taxes, licenses and fees
Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 decreased $59 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $77 million, or 5%, compared to the prior period, as increases in premiums in Korea and Australia, as well as fee income from Japan’s foreign currency life and annuity products, were partially offset by a decrease in premiums from Japan’s accident & health products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$2,835	$2,777	$5,687	$5,452
Total adjusted expenses	2,210	2,166	4,480	4,436
Provision for income tax expense (benefit)	176	180	335	305
Adjusted earnings	$449	$431	$872	$711

Adjusted earnings on a constant currency basis	$449	$417	$872	$686

Adjusted premiums, fees and other revenues	$1,668	$1,727	$3,412	$3,521
Adjusted premiums, fees and other revenues on a constant currency basis	$1,668	$1,591	$3,412	$3,250
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $18 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $14 million:
•Japanese yen weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $4 million:
• Recurring investment income increased - higher yields on fixed income securities
• Variable investment income increased - higher returns on private equity and real estate funds
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $6 million:
•Positive net flows driven by business growth across the region
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $21 million:
•Higher surrender charges in Japan
•Lower claims experience in Korea

Partially offset by:
•Unfavorable change from refinements to certain insurance assets and liabilities in both periods
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $161 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $25 million:
•Japanese yen and Korean won weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $100 million:
• Recurring investment income increased - higher yields on fixed income securities
• Variable investment income increased - higher returns on private equity and real estate funds
Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $53 million:
•Higher surrender charges in Japan
•Lower claims experience in Korea
Partially offset by:
•Unfavorable change from refinements to certain insurance assets and liabilities in both periods
Taxes - Increased adjusted earnings by $26 million:
•Favorable change in Korea - tax benefits due to a tax audit settlement in the current period and lower dividend withholding tax as a result of a rate decrease
•Favorable change in Japan - tax benefits from higher foreign earnings taxed at lower rates in the current period
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 increased $121 million, or 9%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $167 million, or 12%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$1,904	$1,803	$3,786	$3,554
Total adjusted expenses	1,593	1,522	3,144	2,970
Provision for income tax expense (benefit)	85	62	183	150
Adjusted earnings	$226	$219	$459	$434

Adjusted earnings on a constant currency basis	$226	$209	$459	$430

Adjusted premiums, fees and other revenues	$1,506	$1,385	$3,002	$2,757
Adjusted premiums, fees and other revenues on a constant currency basis	$1,506	$1,339	$3,002	$2,719

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $7 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $10 million:
•Chilean peso weakened against the U.S. dollar
Partially offset by:
•Mexican peso strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $8 million:
•Recurring investment income decreased - lower returns on our Chilean encaje within fair value option (“FVO”) securities driven by a decrease in bond index returns
Partially offset by:
•Favorable impact of higher inflation
Volume Growth - Increased adjusted earnings by $22 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales, primarily in Mexico
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $10 million:
•Favorable underwriting - lower claims in Mexico, partially offset by higher claims in Chile
Taxes - Decreased adjusted earnings by $9 million:
•Tax adjustments in both periods - recurring tax item related to inflation in Chile and Mexico and adjustments related to the filing of the tax return in Mexico
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $25 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $4 million:
•Chilean peso weakened against the U.S. dollar
Largely offset by:
•Mexican peso strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $3 million:
•Unfavorable impact of lower inflation, primarily in Chile
Volume Growth - Increased adjusted earnings by $37 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales, primarily in Mexico and Chile
Partially offset by:
•Increase in interest credited expenses on long duration products

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $22 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico
•Favorable underwriting - lower claims in Mexico, largely offset by higher claims in Chile and the prior period reduction to the incurred but not reported reserve in Mexico
Expenses - Decreased adjusted earnings by $11 million:
•Higher corporate-related and various other operating expenses, primarily in Mexico and Chile
Taxes - Decreased adjusted earnings by $11 million:
•Tax adjustments in both periods - recurring tax item related to inflation in Chile and Mexico and adjustments related to the filing of the tax return in Mexico
Other - Decreased adjusted earnings by $5 million - includes amortization of DAC

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2024 increased $39 million, or 7%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $67 million, or 12%, compared to the prior period primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) credit life business in Turkey and Romania, and (iii) accident & health business across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$675	$629	$1,349	$1,255
Total adjusted expenses	577	537	1,148	1,087
Provision for income tax expense (benefit)	21	22	47	38
Adjusted earnings	$77	$70	$154	$130

Adjusted earnings on a constant currency basis	$77	$64	$154	$121

Adjusted premiums, fees and other revenues	$621	$582	$1,241	$1,163
Adjusted premiums, fees and other revenues on a constant currency basis	$621	$554	$1,241	$1,122
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings – Increased $7 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $6 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $8 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $14 million:
•Increase in sales and business growth:
•Corporate solutions business in the U.K., Gulf and Egypt
•Credit life and pension businesses in Turkey and Romania
•Accident & health business in the U.K.

Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $6 million:
•Unfavorable change from refinements to certain insurance liabilities in both periods
Partially offset by:
•Favorable underwriting experience across the region
Expenses - Decreased adjusted earnings by $7 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Other - Increased adjusted earnings slightly - includes amortization of DAC
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $24 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $9 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $15 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $21 million:
•Increase in sales and business growth:
•Corporate solutions business in the U.K., Gulf and Egypt
•Credit life and pension businesses in Turkey and Romania
•Accident & health business across the region
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $13 million:
•Favorable underwriting experience across the region
Partially offset by:
•Unfavorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $15 million:
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$1,839	$2,108	$3,690	$4,194
Total adjusted expenses	1,651	1,846	3,306	3,737
Provision for income tax expense (benefit)	35	51	72	88
Adjusted earnings	$153	$211	$312	$369

Adjusted premiums, fees and other revenues	$823	$938	$1,664	$1,897
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $58 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $15 million:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on mortgage loan funds
Volume Growth - Decreased adjusted earnings by $7 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $19 million:
•Unfavorable mortality - higher claim severity in our life business, partially offset by favorable experience in our annuity business
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $57 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $100 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $59 million:
•Variable investment income increased - higher returns on private equity funds
Partially offset by:
•Recurring investment income decreased - lower average invested assets due to business run-off, largely offset by higher yields on fixed income securities
Volume Growth - Decreased adjusted earnings by $15 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $11 million:
•Unfavorable mortality - higher claim severity in our life business
Partially offset by:
•Lower dividend expense due to business run-off

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$208	$206	$418	$373
Total adjusted expenses	441	485	895	925
Provision for income tax expense (benefit)	(47)	(83)	(117)	(186)
Adjusted earnings	(186)	(196)	(360)	(366)
Less: Preferred stock dividends	34	32	101	98
Adjusted earnings available to common shareholders	$(220)	$(228)	$(461)	$(464)

Adjusted premiums, fees and other revenues	$113	$126	$217	$243
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Business activities	$30	$20	$36	$39
Net investment income	92	81	194	132
Interest expense on debt	(255)	(254)	(520)	(512)
Corporate initiatives and projects	(7)	(32)	(13)	(46)
Other	(93)	(94)	(174)	(165)
Provision for income tax (expense) benefit and other tax-related items	47	83	117	186
Preferred stock dividends	(34)	(32)	(101)	(98)
Adjusted earnings available to common shareholders	$(220)	$(228)	$(461)	$(464)
Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Adjusted Earnings - Increased $8 million primarily due to the following:
Business Activities – Increased adjusted earnings by $8 million:
•Lower expenses in certain of our businesses
Net Investment Income - Increased adjusted earnings by $9 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method, higher average invested assets and higher returns on FVO securities, substantially offset by lower yields on fixed income securities and lower income on real estate investments
Corporate Initiatives and Projects & Other - Increased adjusted earnings by $21 million:
•Lower corporate-related expenses, including from initiatives and projects
Partially offset by:
•Higher litigation reserves
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower tax preferenced items, primarily due to the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by foreign earnings taxed at different rates than the U.S. statutory rate

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Adjusted Earnings - Increased $3 million primarily due to the following:
Net Investment Income - Increased adjusted earnings by $49 million:
•Variable investment income increased - higher returns on private equity funds and corporate debt funds
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method and higher average invested assets, largely offset by lower yields on fixed income securities
Interest Expense on Debt – Decreased adjusted earnings by $6 million:
•Senior note issuances in July 2023, March 2024 and June 2024
Partially offset by:
•Early senior note redemption in February 2023 and April 2024
•Surplus note repayment at maturity in January and February 2024
•Senior note repayment at maturity in April 2024
Corporate Initiatives and Projects & Other – Increased adjusted earnings by $19 million:
•Lower corporate-related expenses, including from initiatives and projects
Partially offset by:
•Higher litigation reserves
•Higher employee-related expenses
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower tax preferenced items, primarily due to the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by foreign earnings taxed at different rates than the U.S. statutory rate

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on appropriate level of diversification and asset quality.
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

	Selected Country Fixed Maturity Securities AFS at June 30, 2024
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	144	16	91	251
Peru	82	3	177	262
Ukraine	28	—	2	30
Russian Federation	11	—	—	11
Total	$265	$19	$270	$554
Investment grade %	78.1%	86.0%	78.1%	78.4%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $649 million, $600 million and $360 million, respectively, at June 30, 2024. The notional value and estimated fair value of the net purchased credit default swaps were $192 million and $2 million, respectively, at June 30, 2024.

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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net investment income — GAAP	$5,205	$5,072	$10,641	$9,717
Investment hedge adjustments	172	263	348	527
Unit-linked investment income	(219)	(296)	(761)	(599)
Other	2	1	—	1
Adjusted net investment income (1)	$5,160	$5,040	$10,228	$9,646
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.

Yield Table

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.38%	$3,206	4.17%	$3,107	4.38%	$6,406	4.12%	$6,135
Net mortgage loans (3)	5.30	1,096	5.12	1,091	5.28	2,196	5.02	2,132
Real estate and real estate joint ventures	(0.97)	(32)	0.82	27	(1.85)	(122)	(0.65)	(42)
Policy loans	5.44	110	5.39	119	5.50	223	5.37	238
Equity securities	5.50	7	4.11	10	5.49	14	3.55	22
Other limited partnership interests	9.10	325	6.17	225	8.68	626	3.46	251
Cash and short-term investments	4.61	209	5.94	195	4.97	455	5.47	362
Other invested assets	—	386	—	397	—	734	—	836
Investment income	4.83%	5,307	4.66%	5,171	4.79%	10,532	4.48%	9,934
Investment fees and expenses	(0.13)	(147)	(0.12)	(131)	(0.14)	(304)	(0.13)	(288)
Net investment income including divested businesses (4)	4.70%	5,160	4.54%	5,040	4.65%	10,228	4.35%	9,646
Less: net investment income from divested businesses (4)		—		—		—		—
Adjusted net investment income		$5,160		$5,040		$10,228		$9,646
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
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $22 million and $50 million for the three months ended June 30, 2024 and 2023, respectively, and $107 million and $98 million for the six months ended June 30, 2024 and 2023, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	June 30, 2024		December 31, 2023
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$203,148	73.1%	$209,616	74.5%
Privately-placed	74,588	26.9	71,796	25.5
Total fixed maturity securities AFS	$277,736	100.0%	$281,412	100.0%
Percentage of cash and invested assets	60.7%		60.3%
Equity securities
Publicly traded	$489	64.9%	$506	66.8%
Privately-held	265	35.1	251	33.2
Total equity securities	$754	100.0%	$757	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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

	June 30, 2024
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,700	6.0%	$415	55.1%
Level 2
Independent pricing sources	225,888	81.4	74	9.8
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	225,888	81.4	77	10.2
Level 3
Independent pricing sources	25,893	9.3	33	4.4
Internal matrix pricing or discounted cash flow techniques	8,562	3.1	219	29.0
Independent broker quotations	693	0.2	10	1.3
Significant unobservable inputs	35,148	12.6	262	34.7
Total at estimated fair value	$277,736	100.0%	$754	100.0%

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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2024: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the three months ended June 30, 2024, Level 3 fixed maturity securities AFS increased by $1.3 billion, or 3.9%. The increase was driven by purchases in excess of sales, offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss). During the six months ended June 30, 2024, Level 3 fixed maturity securities AFS increased by $2.2 billion, or 6.7%. The increase was driven by purchases in excess of sales, offset by a decrease in estimated fair value recognized in other comprehensive income (loss) and transfers out of Level 3 in excess of transfers into Level 3.
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

		June 30, 2024				December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$212,048	$(19,809)	$192,239	69.2%	$209,232	$(14,510)	$194,722	69.2%
Baa	2	77,605	(4,873)	72,732	26.2	77,534	(3,854)	73,680	26.2
Subtotal investment grade		289,653	(24,682)	264,971	95.4	286,766	(18,364)	268,402	95.4
Ba	3	9,454	(265)	9,189	3.3	10,694	(395)	10,299	3.7
B	4	3,563	(272)	3,291	1.2	2,491	(120)	2,371	0.8
Caa and lower	5	287	(61)	226	0.1	280	(22)	258	0.1
In or near default	6	113	(54)	59	—	140	(58)	82	—
Subtotal below investment grade		13,417	(652)	12,765	4.6	13,605	(595)	13,010	4.6
Total fixed maturity securities AFS		$303,070	$(25,334)	$277,736	100.0%	$300,371	$(18,959)	$281,412	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
June 30, 2024
U.S. corporate	$42,926	$32,081	$4,062	$1,453	$135	$21	$80,678
Foreign corporate	18,662	31,052	3,195	475	19	16	53,419
Foreign government	31,954	5,336	1,419	1,287	43	15	40,054
U.S. government and agency	32,858	380	—	—	—	—	33,238
RMBS	31,537	971	65	38	3	2	32,616
ABS & CLO	14,740	2,593	375	38	26	3	17,775
Municipals	10,243	200	27	—	—	—	10,470
CMBS	9,319	119	46	—	—	2	9,486
Total fixed maturity securities AFS	$192,239	$72,732	$9,189	$3,291	$226	$59	$277,736
Percentage of total	69.2%	26.2%	3.3%	1.2%	0.1%	—%	100.0%

December 31, 2023
U.S. corporate	$42,892	$31,942	$4,093	$1,602	$158	$30	$80,717
Foreign corporate	19,519	32,144	3,300	458	9	14	55,444
Foreign government	37,024	5,727	2,410	245	52	31	45,489
U.S. government and agency	31,876	376	—	—	—	—	32,252
RMBS	28,381	602	68	40	3	2	29,096
ABS & CLO	14,345	2,548	345	26	26	4	17,294
Municipals	10,974	168	29	—	—	—	11,171
CMBS	9,711	173	54	—	10	1	9,949
Total fixed maturity securities AFS	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412
Percentage of total	69.2%	26.2%	3.7%	0.8%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either June 30, 2024 or December 31, 2023. The top 10 holdings comprised 1% of total investments at both June 30, 2024 and December 31, 2023. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	June 30, 2024		December 31, 2023
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$31,338	23.3%	$32,142	23.5%
Consumer (cyclical and non-cyclical)	27,551	20.5	28,391	20.9
Utility	24,591	18.3	24,058	17.7
Industrial (basic, capital goods and other)	14,442	10.8	14,240	10.5
Transportation	11,632	8.7	12,132	8.9
Communications	9,590	7.2	10,048	7.4
Energy	7,692	5.7	7,917	5.8
Technology	4,240	3.2	4,262	3.1
Other	3,021	2.3	2,971	2.2
Total	$134,097	100.0%	$136,161	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $59.9 billion and $56.3 billion of Structured Products, at estimated fair value, at June 30, 2024 and December 31, 2023, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$20,384	62.5%	$(1,383)	$16,704	57.4%	$(1,268)
Pass-through mortgage-backed securities	12,232	37.5	(1,366)	12,392	42.6	(1,114)
Total RMBS	$32,616	100.0%	$(2,749)	$29,096	100.0%	$(2,382)
Risk profile
Agency	$19,912	61.1%	$(2,070)	$18,472	63.5%	$(1,650)
Non-Agency
Prime and prime investor	6,209	19.0	(428)	4,827	16.6	(435)
non-qualified residential mortgage (“NQM”) and alternative (“Alt-A”)	1,691	5.2	(57)	1,760	6.0	(75)
Reperforming and sub-prime	3,127	9.6	(156)	2,622	9.0	(167)
Other (1)	1,677	5.1	(38)	1,415	4.9	(55)
Subtotal Non-Agency	12,704	38.9%	(679)	10,624	36.5%	(732)
Total RMBS	$32,616	100.0%	$(2,749)	$29,096	100.0%	$(2,382)
Ratings profile
Rated Aaa and Aa	$28,157	86.3%		$25,307	87.0%
Designated NAIC 1	$31,537	96.7%		$28,384	97.6%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2023 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, prime investor, NQM, Alt-A, reperforming and sub-prime mortgage-backed securities.
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	June 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,599	9.0%	$(12)	$1,605	9.2%	$(23)
Digital infrastructure	1,618	9.1	(52)	1,376	8.0	(77)
Consumer loans	1,042	5.9	(57)	944	5.5	(78)
Credit card	967	5.4	3	904	5.2	(4)
Franchise	799	4.5	(49)	852	4.9	(65)
Student loans	696	3.9	(43)	702	4.1	(58)
Other (1)	2,951	16.6	(221)	3,038	17.6	(241)
Total ABS	$9,672	54.4%	$(431)	$9,421	54.5%	$(546)
CLO (2)	$8,103	45.6%	$8	$7,873	45.5%	$(63)
Total ABS & CLO	$17,775	100.0%	$(423)	$17,294	100.0%	$(609)

ABS ratings profile
Rated Aaa and Aa	$3,675	38.0%		$3,970	42.1%
Designated NAIC 1	$7,379	76.3%		$7,227	76.7%
CLO ratings profile
Rated Aaa and Aa	$6,074	75.0%		$5,913	75.1%
Designated NAIC 1	$7,329	90.4%		$7,118	90.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,749	54.8%		$9,883	57.1%
Designated NAIC 1	$14,708	82.7%		$14,345	82.9%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	June 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$5,471	57.6%	$(461)	$6,102	61.3%	$(643)
Single asset and single borrower	2,086	22.0	(104)	1,997	20.1	(136)
Agency	635	6.7	(104)	735	7.4	(93)
Commercial real estate collateralized loan obligations	397	4.2	(4)	437	4.4	(9)
Other	897	9.5	9	678	6.8	(7)
Total CMBS	$9,486	100.0%	$(664)	$9,949	100.0%	$(888)
Ratings profile
Rated Aaa and Aa	$7,646	80.6%		$8,262	83.0%
Designated NAIC 1	$9,318	98.2%		$9,710	97.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the six months ended June 30, 2024.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.1 billion and $13.8 billion at June 30, 2024 and December 31, 2023, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 and Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $460 million and $362 million at June 30, 2024 and December 31, 2023, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $474 million and $371 million at June 30, 2024 and December 31, 2023, respectively.
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

Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2024				December 31, 2023
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$50,109	60.6%	$403	0.8%	$52,111	61.5%	$295	0.6%
Agricultural	19,383	23.4	170	0.9%	19,559	23.1	171	0.9%
Residential	13,273	16.0	141	1.1%	13,096	15.4	182	1.4%
Total	$82,765	100.0%	$714	0.9%	$84,766	100.0%	$648	0.8%
_________________
(1)Does not include mortgage loans originated for third parties of $7.8 billion at amortized cost ($7.6 billion commercial and $253 million agricultural) and the related ACL of $92 million at June 30, 2024, and $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million at December 31, 2023.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located primarily in Mexico, the U.K. and Australia at June 30, 2024. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at June 30, 2024. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at June 30, 2024. The carrying values of our residential mortgage loans located in California, Florida and New York were 33%, 10% and 8%, respectively, of total residential mortgage loans at June 30, 2024.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,680	17.3%	$9,016	17.3%
Non-U.S.	8,385	16.7	8,933	17.1
Middle Atlantic	7,250	14.5	7,477	14.3
South Atlantic	6,517	13.0	6,637	12.7
West South Central	3,386	6.8	3,472	6.7
New England	2,821	5.6	2,859	5.5
Mountain	2,264	4.5	2,193	4.2
East North Central	1,600	3.2	1,822	3.5
East South Central	652	1.3	654	1.3
West North Central	472	1.0	613	1.2
Multi-Region and Other	8,082	16.1	8,435	16.2
Total amortized cost	$50,109	100.0%	$52,111	100.0%
Less: ACL	403		295
Carrying value, net of ACL	$49,706		$51,816
Property Type
Office	$18,799	37.5%	$19,651	37.7%
Apartment	10,954	21.9	11,974	23.0
Retail	7,443	14.8	7,218	13.9
Industrial	4,941	9.9	5,275	10.1
Single Family Rental	4,822	9.6	4,728	9.1
Hotel	3,049	6.1	3,140	6.0
Other	101	0.2	125	0.2
Total amortized cost	$50,109	100.0%	$52,111	100.0%
Less: ACL	403		295
Carrying value, net of ACL	$49,706		$51,816
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 66% and 64% at June 30, 2024 and December 31, 2023, respectively, and our average DSCR was 2.2x and 2.3x at June 30, 2024 and December 31, 2023, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 49% and 47% at June 30, 2024 and December 31, 2023, respectively. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $50.1 billion at amortized cost at June 30, 2024 by key credit quality indicators of LTV and DSCR was as follows:

	June 30, 2024
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	46.5%	2.3%	1.3%	50.1%
65% - 75%	22.6%	1.5%	1.0%	25.1%
76% - 80%	6.0%	0.6%	0.2%	6.8%
>80%	12.0%	3.5%	2.5%	18.0%
Total	87.1%	7.9%	5.0%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.4 billion at amortized cost at June 30, 2024 by the key credit quality indicator of LTV was as follows:

June 30, 2024

LTV	Total
<65%	92.8%
65% - 75%	6.5%
76% - 80%	—%
>80%	0.7%
Total	100.0%
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
The carrying value of our real estate investments was $13.5 billion and $13.3 billion at June 30, 2024 and December 31, 2023, respectively, or 3.0% and 2.9% of cash and invested assets, at June 30, 2024 and December 31, 2023, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $4.0 billion unrealized gain position at June 30, 2024.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. There were no impairments (losses) recognized on our real estate investments for either the six months ended June 30, 2024 or 2023.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At June 30, 2024 and December 31, 2023, the carrying value of other limited partnership interests was $14.3 billion and $14.8 billion, which included $18 million and $27 million of hedge funds, respectively. Other limited partnership interests were 3.1% and 3.2% of cash and invested assets at June 30, 2024 and December 31, 2023, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2024		December 31, 2023
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,241	45.5%	$8,737	48.0%
Direct financing leases	1,208	6.7	1,304	7.2
Annuities funding structured settlement claims	1,255	6.9	1,256	6.9
Operating joint ventures (1)	1,483	8.2	1,142	6.3
Company-owned life insurance policies	1,060	5.8	1,036	5.7
Tax credit and renewable energy partnerships	787	4.3	1,034	5.7
Federal Home Loan Bank of New York (“FHLBNY”) common stock	715	3.9	714	3.9
Leveraged leases	655	3.6	689	3.8
Funds withheld	451	2.5	436	2.4
Other	2,276	12.6	1,854	10.1
Total	$18,131	100.0%	$18,202	100.0%
Percentage of cash and invested assets	4.0%		3.9%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at June 30, 2024 and December 31, 2023. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2024 and December 31, 2023.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and six months ended June 30, 2024 and 2023.
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

Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Interim Condensed Consolidated Financial Statements:
◦Note 13 (senior notes issuances and senior notes redemption); and
◦Note 14 (preferred stock, including the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations).
Additionally, this discussion should be read in conjunction with the following sections included in the 2023 Annual Report for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements: (i) Note 3 (dispositions); (ii) Note 5 (funding agreements, reported in PABs, and the related pledged collateral); (iii) Note 16 (long-term debt, commercial paper and other short-term debt, credit and committed facilities, and debt and facility covenants); (iv) Note 17 (collateral financing arrangement and the related pledged collateral); (v) Note 18 (junior subordinated debt securities and the related replacement capital covenant); and (vi) Note 19 (preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorizations).
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At June 30, 2024 and December 31, 2023, our short-term liquidity position was $18.0 billion and $19.2 billion, respectively, and liquid assets were $172.1 billion and $182.6 billion, respectively.
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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Sources:
Operating activities, net	$5,818	$5,064
Net change in PABs	1,946	2,856
Net change in payables for collateral under securities loaned and other transactions	385	—
Long-term debt issued	1,270	1,000
Derivatives with certain financing elements and other derivative-related transactions, net	—	58
Other, net	127	—
Total sources	9,546	8,978
Uses:
Investing activities, net	3,967	7,850
Net change in payables for collateral under securities loaned and other transactions	—	1,972
Long-term debt repaid	1,741	1,019
Collateral financing arrangement repaid	82	41
Derivatives with certain financing elements and other derivative-related transactions, net	150	—
Net change in mortgage loan secured financing	327	386
Treasury stock acquired in connection with share repurchases	2,027	1,452
Dividends on preferred stock	101	98
Dividends on common stock	766	788
Other, net	—	74
Effect of change in foreign currency exchange rates on cash and cash equivalents	238	76
Total uses	9,399	13,756
Net increase (decrease) in cash and cash equivalents	$147	$(4,778)
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
Credit and Committed Facilities
At June 30, 2024, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at June 30, 2024 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$297	$—	$2,703

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,495	—	401
Total Committed Facilities	$3,246	$2,845	$—	$401
The following table summarizes our outstanding debt at:

	June 30, 2024	December 31, 2023
	(In millions)
Short-term debt (1)	$390	$119
Long-term debt (2)	$14,809	$15,548
Collateral financing arrangement	$555	$637
Junior subordinated debt securities	$3,163	$3,161
__________________
(1)Includes $390 million and $119 million of short-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at June 30, 2024 and December 31, 2023, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $361 million and $442 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at June 30, 2024 and December 31, 2023, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2024.

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
For the six months ended June 30, 2024 and 2023, MetLife, Inc. paid dividends on its preferred stock of $101 million and $98 million, respectively. For the six months ended June 30, 2024 and 2023, MetLife, Inc. paid dividends on its common stock of $766 million and $788 million, respectively.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2024 and 2023, general account surrenders and withdrawals from annuity products were $903 million and $1.0 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2024 there were funding agreements totaling $130 million that could be put back to the Company.

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
Liquid Assets
At June 30, 2024 and December 31, 2023, MetLife holding companies had $4.4 billion and $5.2 billion in liquid assets. Of these amounts, $3.7 billion and $4.2 billion were held by MetLife, Inc. and $752 million and $1.0 billion were held by other MetLife holding companies at June 30, 2024 and December 31, 2023, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
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

The table below sets forth the dividends permitted to be paid in 2024 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2024:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$2,000	$3,476
American Life Insurance Company	$1,090	$945
Metropolitan Tower Life Insurance Company	$184	$373
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2024, MetLife, Inc. also received from certain other subsidiaries cash dividends of $29 million, as well as cash returns of capital of $16 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2024	December 31, 2023
	(In millions)
Long-term debt — unaffiliated	$14,129	$14,516
Long-term debt — affiliated	$1,420	$1,585
Junior subordinated debt securities	$2,469	$2,468
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

Affiliated Capital and Debt Transactions
For the six months ended June 30, 2024 and 2023, MetLife, Inc. invested a net amount of $223 million and $299 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $580 million and $305 million at June 30, 2024 and December 31, 2023, respectively.
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
Any of these financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using the average foreign currency exchange rates for the current period and applied to the comparable prior period (“constant currency basis”).
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2024	4,560,454	$71.92	4,560,454	$602,494,168
May 1 — May 31, 2024	3,357,900	$72.35	3,357,900	$3,359,561,072
June 1 — June 30, 2024	4,056,400	$70.10	4,056,400	$3,075,202,246
Total	11,974,754		11,974,754
__________________
(1)During the periods April 1 — April 30, 2024, May 1 — May 31, 2024 and June 1 — June 30, 2024, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2024, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At June 30, 2024, MetLife, Inc. had $3.1 billion of common stock repurchases remaining under its authorizations. Neither the authorizations remaining, nor the amount repurchased, reflects the applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2023 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 1, 2024