Form 10-Q
period 2024-09-30
METLIFE INC
filed 2024-11-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

At October 28, 2024, 692,420,423 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2024 and December 31, 2023 and for the Three Months and Nine Months Ended September 30, 2024 and 2023)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Disposition	17
	Note 4 — Future Policy Benefits	17
	Note 5 — Policyholder Account Balances	30
	Note 6 — Market Risk Benefits	39
	Note 7 — Separate Accounts	43
	Note 8 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	47
	Note 9 — Closed Block	48
	Note 10 — Investments	51
	Note 11 — Derivatives	65
	Note 12 — Fair Value	77
	Note 13 — Long-term Debt	93
	Note 14 — Equity	93
	Note 15 — Other Revenues and Other Expenses	98
	Note 16 — Employee Benefit Plans	99
	Note 17 — Income Tax	99
	Note 18 — Earnings Per Common Share	100
	Note 19 — Contingencies, Commitments and Guarantees	100
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	103
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	157
Item 4.	Controls and Procedures	158

Part II — Other Information
Item 1.	Legal Proceedings	159
Item 1A.	Risk Factors	159
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	159
Item 5.	Other Information	160
Item 6.	Exhibits	161

Signatures		162

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2024 and December 31, 2023 (Unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $162 and $184, respectively); and amortized cost: $309,406 and $300,555, respectively	$293,779	$281,412
Equity securities, at estimated fair value	746	757
Contractholder-directed equity securities and fair value option securities, at estimated fair value	9,289	10,331
Mortgage loans (net of allowance for credit loss of $847 and $721, respectively)	90,415	92,506
Policy loans	8,822	8,788
Real estate and real estate joint ventures (includes $380 and $317, respectively, under the fair value option; $59 and $0, respectively, of real estate held-for-sale; $230 and $0, respectively, relating to variable interest entities)	13,731	13,332
Other limited partnership interests	14,186	14,764
Short-term investments, principally at estimated fair value	4,609	6,045
Other invested assets (includes $1,949 and $1,993, respectively, of leveraged and direct financing leases; $472 and $333, respectively, relating to variable interest entities)	19,706	18,202
Total investments	455,283	446,137
Cash and cash equivalents, principally at estimated fair value	21,765	20,639
Accrued investment income	3,722	3,589
Premiums, reinsurance and other receivables	31,443	28,971
Market risk benefits, at estimated fair value	310	286
Deferred policy acquisition costs and value of business acquired	20,401	20,151
Current income tax recoverable	304	190
Deferred income tax asset	2,469	2,612
Goodwill	9,155	9,236
Other assets	11,315	11,139
Separate account assets	148,809	144,634
Total assets	$704,976	$687,584
Liabilities and Equity
Liabilities
Future policy benefits	$201,340	$196,406
Policyholder account balances	224,609	219,269
Market risk benefits, at estimated fair value	3,117	3,179
Other policy-related balances	19,932	19,736
Policyholder dividends payable	381	386
Payables for collateral under securities loaned and other transactions	17,132	17,524
Short-term debt (includes $132 and $0, respectively, relating to variable interest entities)	404	119
Long-term debt	15,278	15,548
Collateral financing arrangement	529	637
Junior subordinated debt securities	3,163	3,161
Deferred income tax liability	956	927
Other liabilities (includes $25 and $0, respectively, relating to variable interest entities)	38,162	35,805
Separate account liabilities	148,809	144,634
Total liabilities	673,812	657,331
Contingencies, Commitments and Guarantees (Note 19)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,194,027,818 and 1,191,823,651 shares issued, respectively; 693,651,782 and 730,821,111 shares outstanding, respectively	12	12
Additional paid-in capital	33,766	33,690
Retained earnings	41,765	40,146
Treasury stock, at cost; 500,376,036 and 461,002,540 shares, respectively	(27,418)	(24,591)
Accumulated other comprehensive income (loss)	(17,240)	(19,242)
Total MetLife, Inc.’s stockholders’ equity	30,885	30,015
Noncontrolling interests	279	238
Total equity	31,164	30,253
Total liabilities and equity	$704,976	$687,584
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Premiums	$10,647	$11,230	$32,328	$32,497
Universal life and investment-type product policy fees	1,228	1,334	3,757	3,911
Net investment income	5,227	4,825	15,868	14,542
Other revenues	648	606	1,960	1,866
Net investment gains (losses)	(77)	(927)	(873)	(2,650)
Net derivative gains (losses)	767	(1,202)	(720)	(2,289)
Total revenues	18,440	15,866	52,320	47,877
Expenses
Policyholder benefits and claims	10,597	11,130	32,156	32,811
Policyholder liability remeasurement (gains) losses	(132)	(17)	(164)	(42)
Market risk benefit remeasurement (gains) losses	531	(796)	(345)	(1,425)
Interest credited to policyholder account balances	2,037	1,658	6,327	5,455
Policyholder dividends	150	153	445	463
Other expenses	3,263	3,204	9,660	9,394
Total expenses	16,446	15,332	48,079	46,656
Income (loss) before provision for income tax	1,994	534	4,241	1,221
Provision for income tax expense (benefit)	653	39	1,072	233
Net income (loss)	1,341	495	3,169	988
Less: Net income (loss) attributable to noncontrolling interests	(1)	6	14	17
Net income (loss) attributable to MetLife, Inc.	1,342	489	3,155	971
Less: Preferred stock dividends	67	67	168	165
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,275	$422	$2,987	$806
Comprehensive income (loss)	$4,838	$(3,373)	$5,174	$(661)
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	—	6	17	1
Comprehensive income (loss) attributable to MetLife, Inc.	$4,838	$(3,379)	$5,157	$(662)

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.82	$0.56	$4.20	$1.05
Diluted	$1.81	$0.56	$4.17	$1.05

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $19 million of excise tax)					(2,046)		(2,046)		(2,046)
Stock-based compensation			50				50		50
Dividends on preferred stock				(101)			(101)		(101)
Dividends on common stock (declared per share of $1.065)				(766)			(766)		(766)
Change in equity of noncontrolling interests							—	33	33
Net income (loss)				1,813			1,813	15	1,828
Other comprehensive income (loss), net of income tax						(1,494)	(1,494)	2	(1,492)
Balance at June 30, 2024	$—	$12	$33,740	$40,873	$(26,637)	$(20,736)	$27,252	$288	$27,540
Treasury stock acquired in connection with share repurchases (includes $7 million of excise tax)					(781)		(781)		(781)
Stock-based compensation			26				26		26
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.545)				(383)			(383)		(383)
Change in equity of noncontrolling interests							—	(9)	(9)
Net income (loss)				1,342			1,342	(1)	1,341
Other comprehensive income (loss), net of income tax						3,496	3,496	1	3,497
Balance at September 30, 2024	$—	$12	$33,766	$41,765	$(27,418)	$(17,240)	$30,885	$279	$31,164

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $13 million of excise tax)					(1,465)		(1,465)		(1,465)
Stock-based compensation			14				14		14
Dividends on preferred stock				(98)			(98)		(98)
Dividends on common stock (declared per share of $1.020)				(788)			(788)		(788)
Change in equity of noncontrolling interests							—	(8)	(8)
Net income (loss)				482			482	11	493
Other comprehensive income (loss), net of income tax						2,235	2,235	(16)	2,219
Balance at June 30, 2023	$—	$12	$33,630	$39,928	$(22,923)	$(20,386)	$30,261	$231	$30,492
Treasury stock acquired in connection with share repurchases (includes $9 million of excise tax)					(801)		(801)		(801)
Stock-based compensation			36				36		36
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(392)			(392)		(392)
Net income (loss)				489			489	6	495
Other comprehensive income (loss), net of income tax						(3,868)	(3,868)	—	(3,868)
Balance at September 30, 2023	$—	$12	$33,666	$39,958	$(23,724)	$(24,254)	$25,658	$237	$25,895
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$9,987	$8,539
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	41,355	45,512
Equity securities	89	1,007
Mortgage loans	7,203	6,571
Real estate and real estate joint ventures	562	123
Other limited partnership interests	842	698
Short-term investments	9,743	10,680
Purchases and originations of:
Fixed maturity securities available-for-sale	(48,197)	(50,578)
Equity securities	(80)	(121)
Mortgage loans	(6,008)	(6,617)
Real estate and real estate joint ventures	(850)	(906)
Other limited partnership interests	(930)	(1,284)
Short-term investments	(8,100)	(12,491)
Cash received in connection with freestanding derivatives	1,725	1,960
Cash paid in connection with freestanding derivatives	(2,783)	(4,216)
Net change in policy loans	(59)	42
Net change in other invested assets	(457)	(1,077)
Other, net	(184)	(125)
Net cash provided by (used in) investing activities	(6,129)	(10,822)
Cash flows from financing activities
Policyholder account balances - deposits	74,869	74,327
Policyholder account balances - withdrawals	(72,334)	(70,834)
Net change in payables for collateral under securities loaned and other transactions	(394)	(2,927)
Long-term debt issued	1,547	2,003
Long-term debt repaid	(1,742)	(1,027)
Collateral financing arrangement repaid	(108)	(65)
Derivatives with certain financing elements and other derivative-related transactions, net	(41)	(170)
Proceeds from mortgage loan secured financing	147	340
Repayments of mortgage loan secured financing	(578)	(725)
Treasury stock acquired in connection with share repurchases	(2,801)	(2,244)
Dividends on preferred stock	(168)	(165)
Dividends on common stock	(1,149)	(1,180)
Other, net	140	(97)
Net cash provided by (used in) financing activities	(2,612)	(2,764)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(120)	(236)
Change in cash and cash equivalents	1,126	(5,283)
Cash and cash equivalents, beginning of period	$20,639	$20,195
Cash and cash equivalents, end of period	$21,765	$14,912

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$750	$678
Income tax	$1,273	$1,352
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$2,342	$1,691
Real estate and real estate joint ventures acquired in satisfaction of debt	$342	$11
Other invested assets received in connection with the sale of other limited partnership interests	$375	$—
Consolidation of real estate and real estate joint ventures:
Increase of real estate and real estate joint ventures	$134	$—
Increase of short-term debt	$113	$—

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

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company is currently evaluating the impact of the guidance on its annual disclosures to be included in its 2025 consolidated financial statements.
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
(iv) specifying the title and position of the CODM.
		Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, to be applied on a retrospective basis unless it is impracticable (with early adoption permitted).	The Company will include the applicable enhanced disclosures in its 2024 annual consolidated financial statements.

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
Set forth in the tables below is certain financial information with respect to the Company’s segments, as well as Corporate & Other, for the three months and nine months ended September 30, 2024 and 2023. The segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements, except for adjusted earnings adjustments as defined above. In addition, segment accounting policies include the method of capital allocation described below.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,538	$1,451	$1,272	$1,141	$562	$673	$(6)	$10,631	$16	$10,647
Universal life and investment-type product policy fees	231	67	420	346	84	80	—	1,228	—	1,228
Net investment income	311	2,133	1,132	435	55	981	96	5,143	84	5,227
Other revenues	377	61	18	9	9	40	98	612	36	648
Net investment gains (losses)	—	—	—	—	—	—	—	—	(77)	(77)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	767	767
Total revenues	6,457	3,712	2,842	1,931	710	1,774	188	17,614	826	18,440
Expenses
Policyholder benefits and claims and policyholder dividends	4,927	2,247	1,035	1,091	276	1,221	—	10,797	(50)	10,747
Policyholder liability remeasurement (gains) losses	—	(148)	60	(18)	9	(35)	—	(132)	—	(132)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	531	531
Interest credited to PABs	49	874	683	108	17	84	—	1,815	222	2,037
Capitalization of deferred policy acquisition costs (“DAC”)	(4)	(53)	(336)	(174)	(119)	(4)	(1)	(691)	—	(691)
Amortization of DAC and value of business acquired (“VOBA”)	6	14	217	126	92	58	3	516	—	516
Amortization of negative VOBA	—	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	—	4	—	4	—	4	245	257	—	257
Other expenses	1,007	183	758	485	342	220	164	3,159	29	3,188
Total expenses	5,985	3,121	2,411	1,622	616	1,548	411	15,714	732	16,446
Provision for income tax expense (benefit)	99	119	125	88	24	44	(41)	458	195	653
Adjusted earnings	$373	$472	$306	$221	$70	$182	$(182)	1,442
Adjustments to:
Total revenues								826
Total expenses								(732)
Provision for income tax (expense) benefit								(195)
Net income (loss)								$1,341		$1,341

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$5,276	$2,330	$1,312	$1,116	$502	$685	$9	$11,230	$—	$11,230
Universal life and investment-type product policy fees	219	82	411	359	79	184	—	1,334	—	1,334
Net investment income	330	2,009	1,023	365	51	1,153	125	5,056	(231)	4,825
Other revenues	371	66	20	9	7	41	103	617	(11)	606
Net investment gains (losses)	—	—	—	—	—	—	—	—	(927)	(927)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(1,202)	(1,202)
Total revenues	6,196	4,487	2,766	1,849	639	2,063	237	18,237	(2,371)	15,866
Expenses
Policyholder benefits and claims and policyholder dividends	4,592	3,100	1,095	1,020	230	1,311	4	11,352	(69)	11,283
Policyholder liability remeasurement (gains) losses	(29)	(76)	108	(4)	(9)	(7)	—	(17)	—	(17)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(796)	(796)
Interest credited to PABs	50	756	576	106	19	198	—	1,705	(47)	1,658
Capitalization of DAC	(5)	(41)	(404)	(171)	(114)	(5)	(2)	(742)	—	(742)
Amortization of DAC and VOBA	6	13	204	121	87	65	3	499	—	499
Amortization of negative VOBA	—	—	(6)	—	(1)	—	—	(7)	—	(7)
Interest expense on debt	—	3	—	2	—	4	256	265	—	265
Other expenses	937	138	788	493	315	238	250	3,159	30	3,189
Total expenses	5,551	3,893	2,361	1,567	527	1,804	511	16,214	(882)	15,332
Provision for income tax expense (benefit)	135	124	130	83	24	51	(79)	468	(429)	39
Adjusted earnings	$510	$470	$275	$199	$88	$208	$(195)	1,555
Adjustments to:
Total revenues								(2,371)
Total expenses								882
Provision for income tax (expense) benefit								429
Net income (loss)								$495		$495

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,848	$4,574	$3,785	$3,378	$1,634	$2,078	$15	$32,312	$16	$32,328
Universal life and investment-type product policy fees	682	215	1,280	1,089	238	252	1	3,757	—	3,757
Net investment income	939	6,339	3,407	1,219	163	3,007	297	15,371	497	15,868
Other revenues	1,156	185	57	31	24	127	293	1,873	87	1,960
Net investment gains (losses)	—	—	—	—	—	—	—	—	(873)	(873)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(720)	(720)
Total revenues	19,625	11,313	8,529	5,717	2,059	5,464	606	53,313	(993)	52,320
Expenses
Policyholder benefits and claims and policyholder dividends	14,943	6,966	3,090	3,092	799	3,724	17	32,631	(30)	32,601
Policyholder liability remeasurement (gains) losses	(1)	(170)	24	(29)	10	2	—	(164)	—	(164)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(345)	(345)
Interest credited to PABs	145	2,508	1,987	337	53	293	—	5,323	1,004	6,327
Capitalization of DAC	(13)	(160)	(1,032)	(527)	(362)	(13)	(7)	(2,114)	—	(2,114)
Amortization of DAC and VOBA	19	45	634	380	265	174	6	1,523	—	1,523
Amortization of negative VOBA	—	—	(16)	—	(3)	—	—	(19)	—	(19)
Interest expense on debt	1	11	—	11	—	11	744	778	—	778
Other expenses	3,026	500	2,204	1,502	1,002	663	546	9,443	49	9,492
Total expenses	18,120	9,700	6,891	4,766	1,764	4,854	1,306	47,401	678	48,079
Provision for income tax expense (benefit)	315	332	460	271	71	116	(158)	1,407	(335)	1,072
Adjusted earnings	$1,190	$1,281	$1,178	$680	$224	$494	$(542)	4,505
Adjustments to:
Total revenues								(993)
Total expenses								(678)
Provision for income tax (expense) benefit								335
Net income (loss)								$3,169		$3,169

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total	Adjustments	Total Consolidated
	(In millions)
Revenues
Premiums	$16,154	$5,512	$3,999	$3,164	$1,497	$2,127	$44	$32,497	$—	$32,497
Universal life and investment-type product policy fees	660	232	1,204	1,046	231	537	1	3,911	—	3,911
Net investment income	967	5,771	2,954	1,162	143	3,450	255	14,702	(160)	14,542
Other revenues	1,114	205	61	31	23	143	310	1,887	(21)	1,866
Net investment gains (losses)	—	—	—	—	—	—	—	—	(2,650)	(2,650)
Net derivative gains (losses)	—	—	—	—	—	—	—	—	(2,289)	(2,289)
Total revenues	18,895	11,720	8,218	5,403	1,894	6,257	610	52,997	(5,120)	47,877
Expenses
Policyholder benefits and claims and policyholder dividends	14,452	7,766	3,282	2,962	728	4,021	32	33,243	31	33,274
Policyholder liability remeasurement (gains) losses	(31)	(116)	92	(5)	(10)	28	—	(42)	—	(42)
MRB remeasurement (gains) losses	—	—	—	—	—	—	—	—	(1,425)	(1,425)
Interest credited to PABs	144	2,104	1,682	310	54	595	—	4,889	566	5,455
Capitalization of DAC	(16)	(136)	(1,202)	(470)	(341)	(17)	(7)	(2,189)	—	(2,189)
Amortization of DAC and VOBA	19	36	587	344	257	197	8	1,448	—	1,448
Amortization of negative VOBA	—	—	(17)	—	(3)	—	—	(20)	—	(20)
Interest expense on debt	1	10	—	8	—	10	747	776	—	776
Other expenses	2,819	430	2,373	1,388	929	707	656	9,302	77	9,379
Total expenses	17,388	10,094	6,797	4,537	1,614	5,541	1,436	47,407	(751)	46,656
Provision for income tax expense (benefit)	318	339	435	233	62	139	(265)	1,261	(1,028)	233
Adjusted earnings	$1,189	$1,287	$986	$633	$218	$577	$(561)	4,329
Adjustments to:
Total revenues								(5,120)
Total expenses								751
Provision for income tax (expense) benefit								1,028
Net income (loss)								$988		$988

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The following table presents total assets with respect to the Company’s segments, as well as Corporate & Other, at:

	September 30, 2024	December 31, 2023
	(In millions)
Group Benefits	$36,894	$36,715
RIS	229,709	218,587
Asia	162,531	157,206
Latin America	73,419	69,177
EMEA	19,653	18,596
MetLife Holdings	146,403	148,524
Corporate & Other	36,367	38,779
Total	$704,976	$687,584
3. Disposition
Pending Disposition of MetLife Malaysia
In October 2023, the Company entered into an agreement to sell its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”). The transaction is expected to close in the first half of 2025 and is subject to regulatory approvals and satisfaction of other closing conditions. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$67,645	$64,324
Asia:
Whole and term life & endowments	12,661	12,874
Accident & health	10,598	10,712
Latin America - Fixed annuities	10,906	9,637
MetLife Holdings - Long-term care	15,657	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,754	3,697
Asia:
Whole and term life & endowments	785	654
Accident & health	913	830
Latin America - Fixed annuities	549	562
Additional Insurance Liabilities:
Asia:
Variable life	1,227	1,258
Universal and variable universal life	399	424
MetLife Holdings - Universal and variable universal life	2,471	2,362
MetLife Holdings - Participating life	48,629	49,543
Other long-duration (1)	11,340	11,099
Short-duration and other	13,806	13,190
Total	$201,340	$196,406
__________________
(1)This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers, certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain newly issued pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(32)	(89)
Adjusted balance	(32)	(89)
Issuances	5,042	4,422
Net premiums collected	(5,010)	(4,333)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$64,515	$58,695

Balance, beginning of period, at original discount rate	$64,737	$61,426
Effect of changes in cash flow assumptions (1)	(195)	(284)
Effect of actual variances from expected experience (2)	(99)	(222)
Adjusted balance	64,443	60,920
Issuances	5,168	4,420
Interest accrual	2,326	2,145
Benefit payments	(4,479)	(4,121)
Ending balance at original discount rate	67,458	63,364
Effect of changes in discount rate assumptions	338	(5,438)
Balance, end of period, at current discount rate at balance sheet date	67,796	57,926

Cumulative amount of fair value hedging adjustments	(151)	(430)
Net liability for FPBs	67,645	57,496
Less: Reinsurance recoverables	2,041	—
Net liability for FPBs, net of reinsurance	$65,604	$57,496

Undiscounted - Expected future benefit payments	$123,186	$119,270
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$67,796	$57,926
Weighted-average duration of the liability	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.8%	4.7%
Weighted-average current discount rate at balance sheet date	5.0%	6.1%
_________________
(1)For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $62 million. For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $211 million. For the nine months ended September 30, 2024 and 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(2)For the nine months ended September 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $29 million. For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $95 million. For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the nine months ended September 30, 2024, the Company incurred a loss at issue of $129 million. Substantially all the loss at issue was offset by a deferred gain on ceded reinsurance, which will be amortized over the life of the reinsurance agreement. Additionally, for the nine months ended September 30, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,561	$4,682

Balance, beginning of period, at original discount rate	$4,793	$4,943
Effect of changes in cash flow assumptions (1)	58	11
Effect of actual variances from expected experience	(43)	(41)
Adjusted balance	4,808	4,913
Issuances	386	614
Interest accrual	52	43
Net premiums collected	(456)	(457)
Effect of foreign currency translation	(77)	(518)
Ending balance at original discount rate	4,713	4,595
Effect of changes in discount rate assumptions	(236)	(319)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	3	23
Balance, end of period, at current discount rate at balance sheet date	$4,480	$4,299

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$17,435	$17,463

Balance, beginning of period, at original discount rate	$17,198	$18,209
Effect of changes in cash flow assumptions (1)	36	58
Effect of actual variances from expected experience	(39)	(14)
Adjusted balance	17,195	18,253
Issuances	386	614
Interest accrual	276	278
Benefit payments	(726)	(895)
Effect of foreign currency translation	(263)	(1,847)
Ending balance at original discount rate	16,868	16,403
Effect of changes in discount rate assumptions	272	(742)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	1	40
Balance, end of period, at current discount rate at balance sheet date	17,141	15,701

Cumulative impact of flooring the future policyholder benefits reserve	—	2
Net liability for FPBs	12,661	11,404
Less: Amount due to reinsurer	(2)	(1)
Net liability for FPBs, net of reinsurance	$12,663	$11,405

Undiscounted:
Expected future gross premiums	$9,393	$8,911
Expected future benefit payments	$28,008	$26,785
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$8,042	$7,582
Expected future benefit payments	$17,141	$15,701
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.5%	2.5%
Weighted-average current discount rate at balance sheet date	2.6%	2.9%
_________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life products of $28 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$19,835	$21,181

Balance, beginning of period, at original discount rate	$21,232	$22,594
Effect of changes in cash flow assumptions (1)	439	867
Effect of actual variances from expected experience	—	(75)
Adjusted balance	21,671	23,386
Issuances	842	813
Interest accrual	168	179
Net premiums collected	(1,394)	(1,546)
Effect of foreign currency translation and other - net	(149)	(2,474)
Ending balance at original discount rate	21,138	20,358
Effect of changes in discount rate assumptions	(1,481)	(1,803)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	12	136
Balance, end of period, at current discount rate at balance sheet date	$19,669	$18,691

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$30,480	$30,879

Balance, beginning of period, at original discount rate	$36,010	$37,189
Effect of changes in cash flow assumptions (1)	439	898
Effect of actual variances from expected experience	4	(99)
Adjusted balance	36,453	37,988
Issuances	841	812
Interest accrual	353	367
Benefit payments	(939)	(958)
Effect of foreign currency translation and other - net	(323)	(4,061)
Ending balance at original discount rate	36,385	34,148
Effect of changes in discount rate assumptions	(6,207)	(6,866)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	43	595
Balance, end of period, at current discount rate at balance sheet date	30,221	27,877

Cumulative impact of flooring the future policyholder benefits reserve	46	143
Net liability for FPBs	10,598	9,329
Less: Reinsurance recoverables	164	136
Net liability for FPBs, net of reinsurance	$10,434	$9,193

Undiscounted:
Expected future gross premiums	$41,446	$39,891
Expected future benefit payments	$47,705	$44,612
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$33,666	$32,286
Expected future benefit payments	$30,221	$27,877
Weighted-average duration of the liability	24 years	25 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.8%
Weighted-average current discount rate at balance sheet date	2.7%	2.8%
_________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, substantially offset by policyholder behavior assumptions related to lapses. For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to lapses, partially offset by updates in assumptions associated with mortality and morbidity.
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico offer fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	—	(2)
Adjusted balance	—	(2)
Issuances	760	785
Interest accrual	13	16
Net premiums collected	(773)	(799)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,637	$9,265

Balance, beginning of period, at original discount rate	$9,249	$8,240
Effect of changes in cash flow assumptions (1)	(4)	(5)
Effect of actual variances from expected experience (2)	(21)	(13)
Adjusted balance	9,224	8,222
Issuances	789	869
Interest accrual	253	258
Benefit payments	(519)	(504)
Inflation adjustment	270	273
Effect of foreign currency translation	(258)	(403)
Ending balance at original discount rate	9,759	8,715
Effect of changes in discount rate assumptions	1,126	(59)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	21	6
Balance, end of period, at current discount rate at balance sheet date	10,906	8,662

Net liability for FPBs	$10,906	$8,662

Undiscounted - Expected future benefit payments	$14,663	$13,204
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$10,906	$8,662
Weighted-average duration of the liability	11 years	10 years
Weighted-average interest accretion (original locked-in) rate	3.4%	3.9%
Weighted-average current discount rate at balance sheet date	2.5%	3.7%
__________________
(1)For the nine months ended September 30, 2024 and 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million and $4 million, respectively.
(2)For the nine months ended September 30, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance related to cohorts with no DPL. For the nine months ended September 30, 2023, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $2 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,687	$5,775

Balance, beginning of period, at original discount rate	$5,566	$5,807
Effect of changes in cash flow assumptions (1)	212	(152)
Effect of actual variances from expected experience	34	173
Adjusted balance	5,812	5,828
Interest accrual	213	222
Net premiums collected	(424)	(438)
Ending balance at original discount rate	5,601	5,612
Effect of changes in discount rate assumptions	159	(258)
Balance, end of period, at current discount rate at balance sheet date	$5,760	$5,354

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,927	$19,619

Balance, beginning of period, at original discount rate	$20,494	$20,165
Effect of changes in cash flow assumptions (1)	205	(190)
Effect of actual variances from expected experience	45	194
Adjusted balance	20,744	20,169
Interest accrual	812	801
Benefit payments	(638)	(579)
Ending balance at original discount rate	20,918	20,391
Effect of changes in discount rate assumptions	499	(2,012)
Balance, end of period, at current discount rate at balance sheet date	21,417	18,379

Net liability for FPBs	$15,657	$13,025

Undiscounted:
Expected future gross premiums	$10,735	$10,713
Expected future benefit payments	$45,098	$45,152
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,319	$6,714
Expected future benefit payments	$21,417	$18,379
Weighted-average duration of the liability	14 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.2%	6.3%
__________________
(1)For the nine months ended September 30, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in morbidity assumptions associated with an increase in incidence rates.
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
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2024	2023	2024	2023
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,258	$1,381	$424	$455
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	(14)	(33)
Balance, beginning of period, before AOCI adjustment	1,258	1,381	438	488
Effect of changes in cash flow assumptions	17	(4)	(23)	(2)
Effect of actual variances from expected experience	(8)	(9)	(14)	(32)
Adjusted balance	1,267	1,368	401	454
Assessments accrual	(3)	(3)	—	—
Interest accrual	13	15	4	5
Excess benefits paid	(30)	(29)	—	—
Effect of foreign currency translation and other, net	(20)	(158)	(6)	(55)
Balance, end of period, before AOCI adjustment	1,227	1,193	399	404
Add: AOCI adjustment	—	—	—	(18)
Balance, end of period	$1,227	$1,193	$399	$386

Weighted-average duration of the liability	16 years	16 years	42 years	43 years
Weighted-average interest accretion rate	1.4%	1.5%	1.4%	1.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,362	$2,156
Less: AOCI adjustment	(14)	(63)
Balance, beginning of period, before AOCI adjustment	2,376	2,219
Effect of changes in cash flow assumptions	(2)	38
Effect of actual variances from expected experience	36	(10)
Adjusted balance	2,410	2,247
Assessments accrual	78	80
Interest accrual	98	92
Excess benefits paid	(104)	(81)
Balance, end of period, before AOCI adjustment	2,482	2,338
Add: AOCI adjustment	(11)	(65)
Balance, end of period	2,471	2,273
Less: Reinsurance recoverables	2,147	766
Balance, end of period, net of reinsurance	$324	$1,507

Weighted-average duration of the liability	15 years	16 years
Weighted-average interest accretion rate	5.5%	5.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Nine Months Ended September 30,
	2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$5,098	$2,326	$4,433	$2,145
Asia:
Whole and term life & endowments	850	224	841	235
Accident & health	2,324	185	2,580	188
Latin America - Fixed annuities	773	240	799	242
MetLife Holdings - Long-term care	543	599	547	579
Deferred Profit Liabilities:
RIS - Annuities	N/A	133	N/A	124
Asia:
Whole and term life & endowments	N/A	27	N/A	22
Accident & health	N/A	15	N/A	13
Latin America - Fixed annuities	N/A	15	N/A	17
Additional Insurance Liabilities:
Asia:
Variable life	85	13	60	15
Universal and variable universal life	(32)	4	(20)	5
MetLife Holdings - Universal and variable universal life	492	98	559	92
Other long-duration	3,469	362	3,194	341
Total	$13,602	$4,241	$12,993	$4,018
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$16,468	$16,098
Less: Reinsurance recoverables	2,592	2,452
Net balance, beginning of period	13,876	13,646
Incurred related to:
Current period	20,532	19,983
Prior periods (1)	80	327
Total incurred	20,612	20,310
Paid related to:
Current period	(14,470)	(13,991)
Prior periods	(5,773)	(5,883)
Total paid	(20,243)	(19,874)
Net balance, end of period	14,245	14,082
Add: Reinsurance recoverables	2,757	2,523
Balance, end of period (included in FPBs and other policy-related balances)	$17,002	$16,605
__________________
(1)For the nine months ended September 30, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,676	$7,692
RIS:
Capital markets investment products and stable value GICs	65,330	64,140
Annuities and risk solutions	19,572	17,711
Asia:
Universal and variable universal life	51,756	49,739
Fixed annuities	38,742	36,863
EMEA - Variable annuities	2,617	2,720
MetLife Holdings:
Annuities	10,437	11,537
Life and other	11,284	11,641
Other	17,195	17,226
Total	$224,609	$219,269

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$7,692	$8,028
Deposits	2,857	2,529
Policy charges	(493)	(475)
Surrenders and withdrawals	(2,512)	(2,432)
Benefit payments	(9)	(9)
Net transfers from (to) separate accounts	(3)	1
Interest credited	144	143
Balance, end of period	$7,676	$7,785

Weighted-average annual crediting rate	2.5%	2.4%

At period end:
Cash surrender value	$7,614	$7,721
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$265,266	$250,611

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$456	$72	$877	$4,141	$5,546
Equal to or greater than 2% but less than 4%	1,266	8	59	1	1,334
Equal to or greater than 4%	684	—	39	36	759
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	37
Total	$2,406	$80	$975	$4,178	$7,676

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$82	$887	$4,595	$5,564
Equal to or greater than 2% but less than 4%	1,223	10	62	2	1,297
Equal to or greater than 4%	733	1	42	34	810
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	114
Total	$1,956	$93	$991	$4,631	$7,785
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$64,140	$63,723
Deposits	56,170	54,674
Surrenders and withdrawals	(57,068)	(56,873)
Interest credited	1,811	1,524
Effect of foreign currency translation and other, net	277	369
Balance, end of period	$65,330	$63,417

Weighted-average annual crediting rate	3.8%	3.2%
Cash surrender value at period end	$1,953	$2,110

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,754	$2,754
Equal to or greater than 2% but less than 4%	—	—	—	148	148
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,428
Total	$—	$—	$—	$2,902	$65,330

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,620	$2,621
Equal to or greater than 2% but less than 4%	—	—	—	—	—
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	60,796
Total	$—	$—	$1	$2,620	$63,417
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$17,711	$15,549
Deposits	2,367	2,007
Policy charges	(122)	(133)
Surrenders and withdrawals	(239)	(134)
Benefit payments	(731)	(615)
Net transfers from (to) separate accounts	20	54
Interest credited	556	469
Other	10	(133)
Balance, end of period	$19,572	$17,064

Weighted-average annual crediting rate	4.0%	3.9%

At period end:
Cash surrender value	$8,476	$7,693
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death	$44,437	$42,043

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,403	$2,422
Equal to or greater than 2% but less than 4%	198	35	109	417	759
Equal to or greater than 4%	4,131	—	472	6	4,609
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	11,782
Total	$4,329	$35	$600	$2,826	$19,572

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$22	$1,525	$1,547
Equal to or greater than 2% but less than 4%	260	33	94	437	824
Equal to or greater than 4%	4,363	—	277	6	4,646
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	10,047
Total	$4,623	$33	$393	$1,968	$17,064

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$49,739	$46,417
Deposits	4,694	5,439
Policy charges	(812)	(888)
Surrenders and withdrawals	(2,483)	(2,018)
Benefit payments	(345)	(393)
Interest credited	1,153	979
Effect of foreign currency translation and other, net	(190)	(1,906)
Balance, end of period	$51,756	$47,630

Weighted-average annual crediting rate	3.1%	2.8%

At period end:
Cash surrender value	$46,366	$40,663
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$89,793	$91,861

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$10,681	$18	$235	$1,449	$12,383
Equal to or greater than 2% but less than 4%	7,829	15,730	5,397	9,650	38,606
Equal to or greater than 4%	241	—	—	—	241
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	526
Total	$18,751	$15,748	$5,632	$11,099	$51,756

September 30, 2023
Equal to or greater than 0% but less than 2%	$9,986	$25	$233	$729	$10,973
Equal to or greater than 2% but less than 4%	5,742	17,923	5,628	6,633	35,926
Equal to or greater than 4%	256	—	—	—	256
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	475
Total	$15,984	$17,948	$5,861	$7,362	$47,630
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$36,863	$32,454
Deposits	5,002	6,230
Policy charges	(2)	(2)
Surrenders and withdrawals	(2,248)	(1,665)
Benefit payments	(1,718)	(1,614)
Interest credited	784	629
Effect of foreign currency translation and other, net	61	(552)
Balance, end of period	$38,742	$35,480

Weighted-average annual crediting rate	2.8%	2.5%

At period end:
Cash surrender value	$35,005	$30,289
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$8	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$385	$460	$5,250	$31,353	$37,448
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,289
Total	$385	$465	$5,250	$31,353	$38,742

September 30, 2023
Equal to or greater than 0% but less than 2%	$315	$574	$6,494	$26,811	$34,194
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,280
Total	$315	$580	$6,494	$26,811	$35,480
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the United Kingdom was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$2,720	$2,802
Deposits	2	3
Policy charges	(44)	(48)
Surrenders and withdrawals	(214)	(206)
Benefit payments	(95)	(95)
Interest credited (1)	117	69
Effect of foreign currency translation and other, net	131	46
Balance, end of period	$2,617	$2,571

Weighted-average annual crediting rate	6.0%	3.5%

At period end:
Cash surrender value	$2,617	$2,571
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$426	$577
At annuitization or exercise of other living benefits	$550	$725
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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,537	$13,286
Deposits	121	115
Policy charges	(10)	(12)
Surrenders and withdrawals	(1,292)	(1,425)
Benefit payments	(298)	(320)
Net transfers from (to) separate accounts	105	48
Interest credited	265	299
Other	9	15
Balance, end of period	$10,437	$12,006

Weighted-average annual crediting rate	3.3%	3.2%

At period end:
Cash surrender value	$9,866	$11,263
Net amount at risk, excluding offsets from ceded reinsurance (1):
In the event of death	$2,238	$3,970
At annuitization or exercise of other living benefits	$657	$923
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$3	$166	$444	$52	$665
Equal to or greater than 2% but less than 4%	1,378	6,188	501	153	8,220
Equal to or greater than 4%	745	404	17	—	1,166
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	386
Total	$2,126	$6,758	$962	$205	$10,437

September 30, 2023
Equal to or greater than 0% but less than 2%	$235	$245	$292	$227	$999
Equal to or greater than 2% but less than 4%	2,887	5,828	457	130	9,302
Equal to or greater than 4%	965	274	26	—	1,265
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	440
Total	$4,087	$6,347	$775	$357	$12,006
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Balance, beginning of period	$11,641	$12,402
Deposits	549	617
Policy charges	(519)	(529)
Surrenders and withdrawals	(744)	(892)
Benefit payments	(114)	(120)
Net transfers from (to) separate accounts	26	29
Interest credited	318	336
Other	127	1
Balance, end of period	$11,284	$11,844

Weighted-average annual crediting rate	3.8%	3.8%

At period end:
Cash surrender value	$10,722	$11,360
Net amount at risk, excluding offsets from ceded reinsurance:
In the event of death (1)	$64,816	$68,972
__________________
(1)Including offsets from ceded reinsurance, the net amount at risk at both September 30, 2024 and December 31, 2023, would be reduced by 99%.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$17	$58	$75
Equal to or greater than 2% but less than 4%	4,159	171	265	536	5,131
Equal to or greater than 4%	4,911	122	405	9	5,447
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	631
Total	$9,070	$293	$687	$603	$11,284

September 30, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$19	$54	$73
Equal to or greater than 2% but less than 4%	4,595	172	285	554	5,606
Equal to or greater than 4%	5,109	126	414	15	5,664
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,704	$298	$718	$623	$11,844
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024			December 31, 2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$197	$197	$—	$203	$203
MetLife Holdings - Annuities	179	2,787	2,608	156	2,878	2,722
Other	131	133	2	130	98	(32)
Total	$310	$3,117	$2,807	$286	$3,179	$2,893

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$203	$226

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$205	$233
Attributed fees collected	3	2
Benefit payments	(9)	(9)
Effect of changes in interest rates	4	2
Actual policyholder behavior different from expected behavior	(2)	(1)
Effect of changes in future expected policyholder behavior and other assumptions	—	(1)
Effect of foreign currency translation and other, net	(3)	(30)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	198	196
Cumulative effect of changes in the instrument-specific credit risk	(1)	(3)
Balance, end of period	$197	$193

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$122	$116
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$2,722	$3,225

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,772	$3,360
Attributed fees collected	266	286
Benefit payments	(67)	(36)
Effect of changes in interest rates	(70)	(881)
Effect of changes in capital markets	(527)	(542)
Effect of changes in equity index volatility	37	(84)
Actual policyholder behavior different from expected behavior	176	95
Effect of changes in future expected policyholder behavior and other assumptions	12	9
Effect of foreign currency translation and other, net (1)	34	118
Effect of changes in risk margin	(7)	(46)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,626	2,279
Cumulative effect of changes in the instrument-specific credit risk	(19)	(16)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	5
Balance, end of period	$2,608	$2,268

At period end:
Net amount at risk, excluding offsets from hedging (2):
In the event of death	$2,243	$3,979
At annuitization or exercise of other living benefits	$643	$921
Weighted-average attained age of contractholders:
In the event of death	71 years	70 years
At annuitization or exercise of other living benefits	68 years	70 years
__________________
(1)Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
(2)Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 5.
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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Balance, beginning of period	$(32)	$32

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(50)	$24
Attributed fees collected	38	23
Benefit payments	(5)	(23)
Effect of changes in interest rates	(12)	(98)
Effect of changes in capital markets	(8)	(15)
Effect of changes in equity index volatility	—	(4)
Actual policyholder behavior different from expected behavior	6	(21)
Effect of changes in future expected policyholder behavior and other assumptions	(2)	2
Effect of foreign currency translation and other, net	22	37
Effect of changes in risk margin	(1)	(2)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(12)	(77)
Cumulative effect of changes in the instrument-specific credit risk	13	20
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	—
Balance, end of period	2	(57)
Less: Reinsurance recoverable	16	18
Balance, end of period, net of reinsurance	$(14)	$(75)
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$40,448	$41,343
Annuities	11,989	11,659
Latin America - Pensions	44,158	41,320
MetLife Holdings - Annuities	29,349	29,224
Other	22,865	21,088
Total	$148,809	$144,634

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	1,669	34	5,082	175
Policy charges	(214)	(16)	(198)	(454)
Surrenders and withdrawals	(3,799)	(609)	(3,913)	(2,798)
Benefit payments	(81)	—	(1,231)	(377)
Investment performance	2,152	561	4,075	3,691
Net transfers from (to) general account	(21)	—	—	(105)
Effect of foreign currency translation and other, net (1)	(601)	360	(977)	(7)
Balance, end of period	$40,448	$11,989	$44,158	$29,349
Nine Months Ended September 30, 2023
Balance, beginning of period	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	1,857	154	6,181	190
Policy charges	(223)	(17)	(219)	(460)
Surrenders and withdrawals	(8,696)	(636)	(4,485)	(2,114)
Benefit payments	(74)	—	(1,301)	(350)
Investment performance	711	(157)	(216)	1,740
Net transfers from (to) general account	(57)	3	—	(49)
Effect of foreign currency translation and other, net (1)	(1,280)	111	(1,915)	(1)
Balance, end of period	$40,503	$11,152	$37,473	$27,455

Cash surrender value at September 30, 2024 (2)	$35,632	N/A	$44,158	$29,210
Cash surrender value at September 30, 2023 (2)	$36,246	N/A	$37,473	$27,320
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Foreign government	$—	$508	$1,271	$524	$3,139	$—	$5,442
U.S. government and agency	—	9,875	—	12,228	—	19	22,122
Public utilities	—	1,157	239	—	—	7	1,403
Municipals	—	295	20	—	—	13	328
Corporate bonds:
Materials	—	131	—	—	—	1	132
Communications	—	807	16	—	—	4	827
Consumer	—	1,910	38	—	—	11	1,959
Energy	—	822	113	—	—	3	938
Financial	—	2,697	558	5,371	307	19	8,952
Industrial and other	—	748	68	3,759	—	2	4,577
Technology	—	531	—	—	—	2	533
Foreign	—	1,935	—	3,227	54	12	5,228
Total corporate bonds	—	9,581	793	12,357	361	54	23,146
Total bonds	—	21,416	2,323	25,109	3,500	93	52,441
Mortgage-backed securities	—	9,372	—	—	—	40	9,412
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,357	18	—	—	13	2,388
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	33,154	2,341	25,109	3,500	146	64,250
Equity securities:
Common stock:
Industrial, miscellaneous and all other	—	2,426	2,417	2,413	807	—	8,063
Banks, trust and insurance companies	—	730	333	442	378	—	1,883
Public utilities	—	73	24	—	123	—	220
Non-redeemable preferred stock	—	—	130	—	—	—	130
Mutual funds	1,320	9,435	3,153	11,835	200	36,250	62,193
Total equity securities	1,320	12,664	6,057	14,690	1,508	36,250	72,489
Other invested assets	—	1,372	369	4,287	98	—	6,126
Total investments	1,320	47,190	8,767	44,086	5,106	36,396	142,865
Other assets	—	5,348	454	72	68	2	5,944
Total	$1,320	$52,538	$9,221	$44,158	$5,174	$36,398	$148,809

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	13	160	1,032	527	362	13	7	2,114
Amortization	(19)	(43)	(579)	(348)	(254)	(171)	(6)	(1,420)
Effect of foreign currency translation and other, net	—	—	(71)	(224)	(5)	—	—	(300)
Balance at September 30, 2024	$252	$514	$11,246	$1,905	$1,721	$3,113	$31	$18,782

Balance at January 1, 2023	$265	$267	$10,270	$1,542	$1,480	$3,791	$29	$17,644
Capitalizations	16	136	1,202	470	341	17	7	2,189
Amortization	(19)	(34)	(518)	(306)	(245)	(194)	(8)	(1,324)
Effect of foreign currency translation and other, net	—	—	(600)	125	(27)	—	—	(502)
Balance at September 30, 2023	$262	$369	$10,354	$1,831	$1,549	$3,614	$28	$18,007

VOBA:
Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(2)	(55)	(32)	(11)	(3)	—	(103)
Effect of foreign currency translation and other, net	—	—	(19)	(22)	—	—	—	(41)
Balance at September 30, 2024	$—	$14	$1,045	$443	$102	$15	$—	$1,619

Balance at January 1, 2023	$—	$19	$1,290	$545	$127	$28	$—	$2,009
Amortization	—	(2)	(69)	(38)	(12)	(3)	—	(124)
Effect of foreign currency translation and other, net	—	—	(144)	(10)	(1)	—	—	(155)
Balance at September 30, 2023	$—	$17	$1,077	$497	$114	$25	$—	$1,730

Total DAC and VOBA:
Balance at September 30, 2024								$20,401
Balance at September 30, 2023								$19,737
Balance at December 31, 2023								$20,151
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	424	111	72	12	620
Amortization	(4)	(167)	(88)	(51)	(4)	(314)
Effect of foreign currency translation and other, net	—	(9)	(124)	3	—	(130)
Balance, end of period	$28	$3,098	$888	$632	$67	$4,713

	Nine Months Ended September 30, 2023
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$36	$2,382	$848	$559	$281	$4,106
Deferrals	2	477	108	71	41	699
Amortization	(5)	(129)	(87)	(47)	(16)	(284)
Effect of foreign currency translation and other, net	—	(49)	85	4	—	40
Balance, end of period	$33	$2,681	$954	$587	$306	$4,561
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	September 30, 2024	December 31, 2023
	(In millions)
Closed Block Liabilities
FPBs	$35,229	$36,142
Other policy-related balances	284	319
Policyholder dividends payable	178	174
Policyholder dividend obligation	—	—
Current income tax payable	13	—
Other liabilities	896	668
Total closed block liabilities	36,600	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,915	19,939
Equity securities, at estimated fair value	10	10
Mortgage loans	5,856	6,151
Policy loans	3,850	3,960
Real estate and real estate joint ventures (“REJV”)	676	668
Other invested assets	418	496
Total investments	30,725	31,224
Cash and cash equivalents	957	717
Accrued investment income	382	383
Premiums, reinsurance and other receivables	36	54
Current income tax recoverable	—	3
Deferred income tax asset	239	312
Total assets designated to the closed block	32,339	32,693
Excess of closed block liabilities over assets designated to the closed block	4,261	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(551)	(820)
Unrealized gains (losses) on derivatives, net of income tax	116	130
Total amounts included in AOCI	(435)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,826	$3,920

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$214	$219	$648	$680
Net investment income	336	345	1,021	1,024
Net investment gains (losses)	1	4	(19)	13
Net derivative gains (losses)	(1)	(2)	6	1
Total revenues	550	566	1,656	1,718
Expenses
Policyholder benefits and claims	390	403	1,209	1,261
Policyholder dividends	90	89	266	275
Other expenses	21	21	61	65
Total expenses	501	513	1,536	1,601
Revenues, net of expenses before provision for income tax expense (benefit)	49	53	120	117
Provision for income tax expense (benefit)	11	11	26	24
Revenues, net of expenses and provision for income tax expense (benefit)	$38	$42	$94	$93
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

	September 30, 2024					December 31, 2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$88,612	$(60)	$2,275	$5,976	$84,851	$85,563	$(68)	$1,894	$6,672	$80,717
Foreign corporate	59,282	(15)	2,164	4,679	56,752	59,123	(2)	1,750	5,427	55,444
Foreign government	47,586	(62)	1,776	5,168	44,132	48,260	(88)	1,754	4,437	45,489
U.S. government and agency	37,727	—	589	3,640	34,676	35,374	—	590	3,712	32,252
RMBS	36,761	(1)	630	2,126	35,264	31,479	(1)	353	2,735	29,096
ABS & CLO	17,750	(10)	138	358	17,520	17,910	(7)	54	663	17,294
Municipals	11,521	—	354	1,077	10,798	11,991	—	408	1,228	11,171
CMBS	10,167	(14)	167	534	9,786	10,855	(18)	73	961	9,949
Total fixed maturity securities AFS	$309,406	$(162)	$8,093	$23,558	$293,779	$300,555	$(184)	$6,876	$25,835	$281,412
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$11,313	$48,735	$54,449	$130,094	$64,653	$309,244
Estimated fair value	$11,361	$48,895	$54,079	$116,874	$62,570	$293,779
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

	September 30, 2024				December 31, 2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$4,384	$685	$41,061	$5,258	$4,722	$420	$45,373	$6,208
Foreign corporate	2,505	181	28,069	4,477	3,210	187	32,355	5,240
Foreign government	2,828	432	19,170	4,735	3,913	246	19,715	4,187
U.S. government and agency	3,426	159	15,987	3,481	7,856	368	13,960	3,344
RMBS	1,926	73	15,673	2,053	3,465	60	17,128	2,675
ABS & CLO	2,441	17	5,833	341	1,662	31	11,438	629
Municipals	209	87	5,241	990	483	34	5,449	1,194
CMBS	433	15	5,433	517	1,034	36	6,671	917
Total fixed maturity securities AFS	$18,152	$1,649	$136,467	$21,852	$26,345	$1,382	$152,089	$24,394
Investment grade	$15,804	$1,577	$131,959	$21,256	$24,834	$1,287	$146,138	$23,675
Below investment grade	2,348	72	4,508	596	1,511	95	5,951	719
Total fixed maturity securities AFS	$18,152	$1,649	$136,467	$21,852	$26,345	$1,382	$152,089	$24,394
Total number of securities in an unrealized loss position	2,855		11,063		2,922		13,049

Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.3 billion for the nine months ended September 30, 2024 to $23.5 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2024, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2024, $596 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the utility, consumer, and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
At September 30, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2024.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended September 30, 2024
Balance, at beginning of period	$37	$2	$58	$1	$9	$14	$121
ACL not previously recorded	27	13	—	—	—	—	40
Changes for securities with previously recorded ACL	(1)	—	4	—	1	—	4
Securities sold or exchanged	(3)	—	—	—	—	—	(3)
Balance, at end of period	$60	$15	$62	$1	$10	$14	$162
Three Months Ended September 30, 2023
Balance, at beginning of period	$69	$2	$115	$—	$—	$11	$197
ACL not previously recorded	—	—	—	1	7	2	10
Changes for securities with previously recorded ACL	—	—	(7)	—	—	3	(4)
Securities sold or exchanged	(2)	—	(19)	—	—	—	(21)
Balance, at end of period	$67	$2	$89	$1	$7	$16	$182

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	41	13	—	—	—	—	54
Changes for securities with previously recorded ACL	10	—	(1)	—	3	2	14
Securities sold or exchanged	(59)	—	(25)	—	—	(6)	(90)
Balance, at end of period	$60	$15	$62	$1	$10	$14	$162
Nine Months Ended September 30, 2023
Balance, at beginning of period	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	1	7	2	46
Changes for securities with previously recorded ACL	6	—	(22)	—	—	6	(10)
Securities sold or exchanged	(4)	(3)	(19)	—	—	(11)	(37)
Balance, at end of period	$67	$2	$89	$1	$7	$16	$182

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	September 30, 2024			December 31, 2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$453	$193	$646	$424	$239	$663
Non-redeemable preferred stock	100	—	100	90	4	94
Total	$553	$193	$746	$514	$243	$757
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

	September 30, 2024			December 31, 2023
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$6,263	$1,345	$7,608	$7,770	$1,112	$8,882
FVO securities	1,025	656	1,681	972	477	1,449
Total	$7,288	$2,001	$9,289	$8,742	$1,589	$10,331
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings, and not in OCI.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2024		December 31, 2023
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$57,949	64.1%	$60,326	65.2%
Agricultural	19,469	21.5	19,805	21.4
Residential	13,844	15.3	13,096	14.2
Total amortized cost	91,262	100.9	93,227	100.8
ACL	(847)	(0.9)	(721)	(0.8)
Total mortgage loans	$90,415	100.0%	$92,506	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $7.7 billion at amortized cost ($7.5 billion commercial and $259 million agricultural) and the related ACL of $88 million, with the corresponding mortgage loan secured financing liability of $7.7 billion included in other liabilities on the consolidated balance sheet at September 30, 2024. The consolidated balance sheet at December 31, 2023 includes certain mortgage loans originated for third parties of

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
$8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the related mortgage loan secured financing liability was $87 million and $272 million for the three months and nine months ended September 30, 2024, respectively, and were recorded in investment income and investment expenses, both within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($863) million and ($736) million at September 30, 2024 and December 31, 2023, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at September 30, 2024 was $269 million, $189 million and $104 million, respectively. The accrued interest income excluded from total amortized cost for commercial, agricultural and residential mortgage loans at December 31, 2023 was $277 million, $204 million and $95 million, respectively.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $753 million and $1.5 billion for the three months and nine months ended September 30, 2024, respectively, and $221 million and $1.2 billion for the three months and nine months ended September 30, 2023, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, to an equity method investee were $168 million for both the three months and nine months ended September 30, 2024.
For the nine months ended September 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $218 million to REJVs which subsequently completed foreclosure on those mortgage loans. See “— Real Estate and REJV” for the carrying value of wholly-owned real estate acquired through foreclosure.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Nine Months Ended September 30,
	2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$367	$172	$182	$721	$218	$119	$190	$527
Provision (release)	212	40	(21)	231	147	52	2	201
Charge-offs, net of recoveries	(28)	(77)	—	(105)	(10)	(13)	—	(23)
Balance, end of period	$551	$135	$161	$847	$355	$158	$192	$705

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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded.
These mortgage loan modifications are summarized as follows:

	Three Months Ended September 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$39	Less than one year	<1%	$145	Less than one year	<1%

	Nine Months Ended September 30,
	2024			2023
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$236	Less than one year	<1%	$367	Less than one year	<1%
For the three months ended September 30, 2024 and for both the three months and nine months ended September 30, 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties were current. For the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent and foreclosed.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,007	$2,545	$2,668	$3,168	$1,495	$13,882	$2,398	$28,163	48.6%
65% to 75%	462	374	4,012	2,267	297	4,230	—	11,642	20.1
76% to 80%	2	16	611	287	428	2,789	—	4,133	7.1
Greater than 80%	37	57	1,119	1,412	1,679	9,707	—	14,011	24.2
Total	$2,508	$2,992	$8,410	$7,134	$3,899	$30,608	$2,398	$57,949	100.0%
DSCR:
> 1.20x	$2,284	$1,983	$7,448	$6,496	$3,715	$25,911	$2,398	$50,235	86.7%
1.00x - 1.20x	148	603	711	490	105	2,485	—	4,542	7.8
<1.00x	76	406	251	148	79	2,212	—	3,172	5.5
Total	$2,508	$2,992	$8,410	$7,134	$3,899	$30,608	$2,398	$57,949	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$459	$1,177	$2,792	$2,602	$2,639	$7,090	$1,427	$18,186	93.4%
65% to 75%	9	56	44	306	119	512	104	1,150	5.9
76% to 80%	—	—	24	—	3	—	3	30	0.2
Greater than 80%	—	—	—	14	29	46	14	103	0.5
Total	$468	$1,233	$2,860	$2,922	$2,790	$7,648	$1,548	$19,469	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$805	$927	$2,493	$1,747	$326	$7,112	$—	$13,410	96.9%
Nonperforming (1)	2	34	75	24	15	284	—	434	3.1
Total	$807	$961	$2,568	$1,771	$341	$7,396	$—	$13,844	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure of $136 million and $140 million at September 30, 2024 and December 31, 2023, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% and 99% of all mortgage loans classified as performing at September 30, 2024 and December 31, 2023, respectively. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Commercial	$724	$75	$16	$3	$1,072	$427
Agricultural	346	40	238	—	118	206
Residential	434	418	24	16	412	402
Total	$1,504	$533	$278	$19	$1,602	$1,035

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2024	December 31, 2023	Three Months Ended September 30,		Nine Months Ended September 30,
			2024	2023	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,536	$4,446	$88	$89	$255	$271
Other real estate	687	507	79	71	204	206
REJV	8,508	8,379	11	(64)	(191)	(218)
Total real estate and REJV	$13,731	$13,332	$178	$96	$268	$259
The carrying value of wholly-owned real estate acquired through foreclosure was $264 million and $190 million at September 30, 2024 and December 31, 2023, respectively. Depreciation expense on real estate investments was $32 million and $91 million for the three months and nine months ended September 30, 2024, respectively, and $26 million and $84 million for the three months and nine months ended September 30, 2023, respectively. Real estate investments were net of accumulated depreciation of $1.0 billion and $952 million at September 30, 2024 and December 31, 2023, respectively.
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
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheet, was $737 million and $1.0 billion at September 30, 2024 and December 31, 2023, respectively. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit) in the interim condensed consolidated statements of operations. Investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. For the three months and nine months ended September 30, 2024, income tax credits and other income tax benefits of $37 million and $112 million, respectively, and amortized expense of $33 million and $100 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $12.1 billion and $10.8 billion, principally at estimated fair value, at September 30, 2024 and December 31, 2023, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	September 30, 2024	December 31, 2023
	(In millions)
Japan	$21,688	$22,606
South Korea	$6,654	$6,411
Mexico	$3,651	$3,778
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2024			December 31, 2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,079	$11,257	$11,178	$10,510	$10,788	$10,553
Repurchase agreements	$3,010	$2,975	$2,895	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS and cash equivalents at September 30, 2024 and within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2024					December 31, 2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$2,295	$6,077	$1,459	$—	$9,831	$1,393	$4,106	$3,919	$—	$9,418
Foreign government	—	232	1,018	—	1,250	—	483	624	—	1,107
Agency RMBS	—	176	—	—	176	—	88	175	—	263
Total	$2,295	$6,485	$2,477	$—	$11,257	$1,393	$4,677	$4,718	$—	$10,788
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	September 30, 2024	December 31, 2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,584	$1,596
Invested assets held in trust (external reinsurance agreements) (1)	989	941
Invested assets pledged as collateral (2)	29,423	26,017
Total invested assets on deposit, held in trust and pledged as collateral	$31,996	$28,554
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.0 billion at both September 30, 2024 and December 31, 2023.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $715 million and $714 million, at redemption value, at September 30, 2024 and December 31, 2023, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2024		December 31, 2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets and REJV)	$691	$181	$282	$1
Renewable energy partnership (primarily other invested assets)	64	—	64	—
Total	$755	$181	$346	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2024		December 31, 2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$60,218	$60,218	$54,182	$54,182
Other limited partnership interests (“OLPI”)	13,300	17,937	14,034	19,591
Other investments (REJV, FVO securities and mortgage loans)	1,307	1,324	1,039	1,055
Other invested assets	1,061	1,197	1,206	1,275
Total	$75,886	$80,676	$70,461	$76,103
__________________
(1)The maximum exposure to loss relating to fixed maturity securities AFS and FVO securities is equal to their carrying amounts or the carrying amounts of retained interests. The maximum exposure to loss relating to OLPI, REJV and mortgage loans is equal to the carrying amounts plus any unrecognized unfunded commitments. For certain of its investments in other invested assets, the Company’s return is in the form of income tax credits which are guaranteed by creditworthy third parties. For such investments, the maximum exposure to loss is equal to the carrying amounts plus any unfunded commitments, reduced by income tax credits guaranteed by third parties. Such a maximum loss would be expected to occur only upon bankruptcy of the issuer or investee.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities issued by trusts that do not have substantial equity.
As described in Note 19, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2024 or 2023.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$3,457	$3,314	$10,100	$9,681
Equity securities	4	5	18	27
FVO securities	76	(17)	183	81
Mortgage loans	1,184	1,189	3,565	3,536
Policy loans	116	120	339	358
Real estate and REJV	178	96	268	259
OLPI	87	206	713	456
Cash, cash equivalents and short-term investments	299	268	840	733
Operating joint ventures	92	4	136	36
Other	159	180	502	458
Subtotal investment income	5,652	5,365	16,664	15,625
Less: Investment expenses	571	544	1,703	1,686
Subtotal, net	5,081	4,821	14,961	13,939
Unit-linked investments	146	4	907	603
Net investment income	$5,227	$4,825	$15,868	$14,542

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$65	$47	$199	$126
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	121	(80)	840	572
Net realized and unrealized gains (losses) recognized in net investment income	$186	$(33)	$1,039	$698

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$209	$(63)	$813	$506

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$201	$95	$687	$174

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2024	2023	2024	2023
	(In millions)
Fixed maturity securities AFS	$(157)	$(698)	$(488)	$(2,274)
Equity securities	(31)	(14)	(22)	66
Mortgage loans	(151)	11	(246)	(194)
Real estate and REJV (excluding changes in estimated fair value)	128	1	175	32
OLPI (excluding changes in estimated fair value) (1)	4	—	(55)	12
Other gains (losses)	(57)	(161)	(28)	(141)
Subtotal	(264)	(861)	(664)	(2,499)
Change in estimated fair value of OLPI and REJV	(1)	(3)	5	(6)
Non-investment portfolio gains (losses)	188	(63)	(214)	(145)
Subtotal	187	(66)	(209)	(151)
Net investment gains (losses)	$(77)	$(927)	$(873)	$(2,650)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(39)	$(281)	$(369)	$(847)
Impairment (losses)	(17)	(591)	(17)	(1,496)
Recognized gains (losses):
Change in ACL recognized in earnings	(150)	25	(231)	(199)
Unrealized net gains (losses) recognized in earnings	(59)	(17)	(42)	37
Total recognized gains (losses)	(209)	8	(273)	(162)
Non-investment portfolio gains (losses)	188	(63)	(214)	(145)
Net investment gains (losses)	$(77)	$(927)	$(873)	$(2,650)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(36)	$(10)	$(23)	$9

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$—	$2	$—	$(20)

Foreign currency gains (losses)	$170	$(21)	$5	$(7)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(39)	$(281)	$(369)	$(847)
Recognized in net investment income	65	47	199	126
Net realized investment gains (losses) from sales and disposals of investments	$26	$(234)	$(170)	$(721)
__________________
(1)Includes a net loss of $46 million for the nine months ended September 30, 2024 for private equity investments sold. For the nine months ended September 30, 2024, the Company sold $798 million in portfolios of investments to a fund for proceeds of $752 million in cash and receivables secured by the value of the fund. The Company’s investment

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
management business has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2024	2023	2024	2023
	(In millions)
Proceeds	$6,815	$9,263	$21,273	$32,719
Gross investment gains	$111	$63	$388	$429
Gross investment (losses)	(228)	(334)	(898)	(1,403)
Realized gains (losses) on sales and disposals	(117)	(271)	(510)	(974)
Net credit loss (provision) release (change in ACL recognized in earnings)	(40)	17	22	—
Impairment (losses)	—	(444)	—	(1,300)
Net credit loss (provision) release and impairment (losses)	(40)	(427)	22	(1,300)
Net investment gains (losses)	$(157)	$(698)	$(488)	$(2,274)

Equity Securities
Realized gains (losses) on sales and disposals	$27	$—	$25	$22
Unrealized net gains (losses) recognized in earnings	(58)	(14)	(47)	44
Net investment gains (losses)	$(31)	$(14)	$(22)	$66
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2024			December 31, 2023
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,188	$1,134	$554	$4,550	$1,257	$535
Foreign currency swaps	Foreign currency exchange rate	1,664	43	7	1,475	55	—
Foreign currency forwards	Foreign currency exchange rate	350	—	69	450	—	65
Subtotal		7,202	1,177	630	6,475	1,312	600
Cash flow hedges:
Interest rate swaps	Interest rate	4,155	—	259	4,156	1	265
Interest rate forwards	Interest rate	5,090	59	923	6,115	51	938
Foreign currency swaps	Foreign currency exchange rate	45,985	2,458	1,655	43,906	2,457	1,509
Subtotal		55,230	2,517	2,837	54,177	2,509	2,712
Net investment in a foreign operation hedges:
Foreign currency forwards	Foreign currency exchange rate	205	7	—	503	—	8
Currency options	Foreign currency exchange rate	3,000	412	—	3,000	394	—
Subtotal		3,205	419	—	3,503	394	8
Total qualifying hedges		65,637	4,113	3,467	64,155	4,215	3,320
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,675	1,654	1,062	29,801	1,497	1,102
Interest rate floors	Interest rate	9,228	48	—	15,321	41	—
Interest rate caps	Interest rate	29,052	130	1	30,016	373	—
Interest rate futures	Interest rate	1,732	2	2	1,243	1	5
Interest rate options	Interest rate	43,481	269	119	43,926	385	103
Interest rate forwards	Interest rate	2,934	130	76	2,383	69	36
Synthetic GICs	Interest rate	49,081	—	—	49,066	—	—
Foreign currency swaps	Foreign currency exchange rate	10,755	981	231	11,891	1,200	356
Foreign currency forwards	Foreign currency exchange rate	13,511	283	961	14,128	310	806
Currency futures	Foreign currency exchange rate	321	2	—	314	2	—
Currency options	Foreign currency exchange rate	—	—	—	50	—	—
Credit default swaps — purchased	Credit	2,801	4	74	2,877	3	79
Credit default swaps — written	Credit	12,851	267	2	12,468	233	5
Equity futures	Equity market	1,866	13	6	2,163	8	11
Equity index options	Equity market	14,106	276	263	19,421	399	255
Equity variance swaps	Equity market	114	—	3	99	—	2
Equity total return swaps	Equity market	2,301	—	90	1,912	1	218
Longevity swaps (1)	Longevity	1,000	—	—	—	—	—
Total non-designated or nonqualifying derivatives		224,809	4,059	2,890	237,079	4,522	2,978
Total		$290,446	$8,172	$6,357	$301,234	$8,737	$6,298
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	September 30, 2024			December 31, 2023
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,092	$13	$603	$9,096	$13	$663
Foreign currency exchange rate	577	20	1	716	22	2
Equity market	4,659	94	193	5,189	77	373
	$14,328	$127	$797	$15,001	$112	$1,038
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), were ($395) million and ($740) million for the nine months ended September 30, 2024 and 2023, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at both September 30, 2024 and December 31, 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$185	$92	$—	N/A
Hedged items	1	—	N/A	(191)	(93)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(23)	41	N/A	—	32	—	N/A
Hedged items	22	(30)	N/A	—	(34)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(15)	N/A	—	—	—	N/A
Subtotal	(1)	(4)	N/A	(6)	(3)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$286
Amount of gains (losses) reclassified from AOCI into income	5	(1)	—	—	—	—	(4)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(161)
Amount of gains (losses) reclassified from AOCI into income	1	602	—	—	—	—	(603)
Foreign currency transaction gains (losses) on hedged items	—	(585)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	6	16	—	—	—	—	(482)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(141)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(33)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(174)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	360	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	573	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(8)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	25	N/A	N/A	N/A	N/A
Equity derivatives (1)	(10)	N/A	(95)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(182)	N/A	N/A	N/A	N/A
Subtotal	(10)	N/A	673	N/A	N/A	N/A	N/A
Earned income on derivatives	33	—	136	(5)	(36)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(61)	N/A	N/A	N/A	N/A
Total	$28	$12	$767	$(11)	$(39)	$—	$(656)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Three Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(2)	$—	N/A	$(230)	$(60)	$—	N/A
Hedged items	3	—	N/A	223	59	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	12	(19)	N/A	—	(27)	—	N/A
Hedged items	(12)	14	N/A	—	26	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	N/A	—	—	—	N/A
Subtotal	1	(7)	N/A	(7)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(711)
Amount of gains (losses) reclassified from AOCI into income	11	17	—	—	—	—	(28)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(293)
Amount of gains (losses) reclassified from AOCI into income	1	(301)	—	—	—	1	299
Foreign currency transaction gains (losses) on hedged items	—	288	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	12	4	—	—	—	1	(733)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	5	N/A	N/A	N/A	N/A	74
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	10
Subtotal	N/A	5	N/A	N/A	N/A	N/A	84
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(1,105)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(556)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	30	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(40)	N/A	N/A	N/A	N/A
Equity derivatives (1)	8	N/A	120	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	13	N/A	N/A	N/A	N/A
Subtotal	8	N/A	(1,538)	N/A	N/A	N/A	N/A
Earned income on derivatives	82	—	230	(3)	(43)	—	—
Synthetic GICs	N/A	N/A	20	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	86	N/A	N/A	N/A	N/A
Total	$103	$2	$(1,202)	$(10)	$(45)	$1	$(649)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Nine Months Ended September 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$35	$34	$—	N/A
Hedged items	1	—	N/A	(54)	(38)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(21)	(16)	N/A	—	1	—	N/A
Hedged items	22	12	N/A	—	1	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(11)	N/A	—	—	—	N/A
Subtotal	1	(15)	N/A	(19)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(196)
Amount of gains (losses) reclassified from AOCI into income	18	(2)	—	—	—	—	(16)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(180)
Amount of gains (losses) reclassified from AOCI into income	4	226	—	—	—	—	(230)
Foreign currency transaction gains (losses) on hedged items	—	(236)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	22	(11)	—	—	—	—	(623)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	203
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	4
Subtotal	N/A	—	N/A	N/A	N/A	N/A	207
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(211)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(697)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(6)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	47	N/A	N/A	N/A	N/A
Equity derivatives (1)	(46)	N/A	(545)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	159	N/A	N/A	N/A	N/A
Subtotal	(46)	N/A	(1,253)	N/A	N/A	N/A	N/A
Earned income on derivatives	116	—	497	(11)	(129)	—	—
Synthetic GICs	N/A	N/A	57	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	(21)	N/A	N/A	N/A	N/A
Total	$93	$(26)	$(720)	$(30)	$(131)	$—	$(416)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Nine Months Ended September 30, 2023
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(3)	$—	N/A	$(239)	$(59)	$—	N/A
Hedged items	3	—	N/A	218	57	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	(73)	N/A	—	(14)	—	N/A
Hedged items	9	56	N/A	—	15	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	N/A	—	—	—	N/A
Subtotal	(1)	(19)	N/A	(21)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(369)
Amount of gains (losses) reclassified from AOCI into income	38	77	—	—	—	—	(115)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(715)
Amount of gains (losses) reclassified from AOCI into income	3	10	—	—	—	2	(15)
Foreign currency transaction gains (losses) on hedged items	—	(2)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	41	85	—	—	—	2	(1,215)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	5	N/A	N/A	N/A	N/A	280
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	37
Subtotal	N/A	5	N/A	N/A	N/A	N/A	317
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(1,381)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(1,518)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(1)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	48	N/A	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(801)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	455	N/A	N/A	N/A	N/A
Subtotal	(34)	N/A	(3,198)	N/A	N/A	N/A	N/A
Earned income on derivatives	157	—	802	5	(111)	—	—
Synthetic GICs	N/A	N/A	56	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	51	N/A	N/A	N/A	N/A
Total	$163	$71	$(2,289)	$(16)	$(112)	$2	$(898)
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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$388	$454	$—	$3
Mortgage loans	$305	$359	$(2)	$(11)
FPBs	$(2,750)	$(2,863)	$151	$191
PABs	$(2,438)	$(1,911)	$43	$25
__________________
(1)Includes ($96) million and ($111) million of hedging adjustments on discontinued hedging relationships at September 30, 2024 and December 31, 2023, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $10 million and $4 million for the three months and nine months ended September 30, 2024, respectively, and $1 million and $28 million for the three months and nine months ended September 30, 2023, respectively.
At both September 30, 2024 and December 31, 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed five years.
At September 30, 2024 and December 31, 2023, the balance in AOCI associated with cash flow hedges was ($457) million and $166 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2024, the Company expected to reclassify ($46) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
At September 30, 2024 and December 31, 2023, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $888 million and $681 million, respectively. At September 30, 2024 and December 31, 2023, the carrying amount of debt designated as a non-derivative hedging instrument was $294 million and $298 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2024			December 31, 2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$103	1.3	$2	$150	1.6
Credit default swaps referencing indices	83	4,261	2.4	80	3,830	2.7
Subtotal	84	4,364	2.4	82	3,980	2.6
Baa
Single name credit default swaps (3)	1	92	1.6	1	99	2.1
Credit default swaps referencing indices	169	8,195	5.0	145	8,188	5.4
Subtotal	170	8,287	5.0	146	8,287	5.3
Ba
Single name credit default swaps (3)	—	17	1.4	—	17	2.1
Credit default swaps referencing indices	2	24	2.2	2	25	3.0
Subtotal	2	41	1.9	2	42	2.6
B
Credit default swaps referencing indices	10	144	3.9	2	129	5.0
Subtotal	10	144	3.9	2	129	5.0
Caa
Credit default swaps referencing indices	(1)	15	2.2	(4)	30	2.5
Subtotal	(1)	15	2.2	(4)	30	2.5
Total	$265	$12,851	4.1	$228	$12,468	4.5
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2024		December 31, 2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,111	$6,036	$8,749	$6,014
OTC-cleared (1)	191	260	158	277
Exchange-traded	17	8	11	16
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,319	6,304	8,918	6,307
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,035)	(3,035)	(3,568)	(3,568)
OTC-cleared	(5)	(5)	(5)	(5)
Exchange-traded	(3)	(3)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(2,676)	—	(3,448)	—
OTC-cleared	(181)	(237)	(150)	(239)
Exchange-traded	—	(4)	—	(5)
Securities collateral: (5)
OTC-bilateral	(2,313)	(2,993)	(1,563)	(2,427)
OTC-cleared	—	(18)	—	(33)
Exchange-traded	—	(1)	—	(10)
Net amount after application of master netting agreements and collateral	$106	$8	$183	$19
__________________
(1)At September 30, 2024 and December 31, 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $147 million and $181 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($53) million and $9 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2024 and December 31, 2023, the Company received excess cash collateral of $43 million and $163 million, respectively, and provided excess cash collateral of $93 million and $98 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2024 and December 31, 2023, the Company received excess securities collateral with an estimated fair value of $441 million and $298 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2024 and December 31, 2023, the Company provided excess securities collateral with an estimated fair value of $1.5 billion, at both periods, for its OTC-bilateral derivatives, $891 million and $945 million, respectively, for its OTC-cleared derivatives, and $181 million and $137 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At September 30, 2024, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	September 30, 2024			December 31, 2023
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$2,954	$47	$3,001	$2,443	$4	$2,447
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,612	$53	$3,665	$3,011	$6	$3,017
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2024	December 31, 2023
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld and guarantees on reinsurance	Other liabilities	$(53)	$(70)
Fixed annuities with equity indexed returns	PABs	172	163
Total		$119	$93
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	September 30, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$70,349	$14,502	$84,851
Foreign corporate	—	41,047	15,705	56,752
Foreign government	—	44,091	41	44,132
U.S. government and agency	16,650	18,026	—	34,676
RMBS	—	33,367	1,897	35,264
ABS & CLO	—	15,138	2,382	17,520
Municipals	—	10,798	—	10,798
CMBS	—	8,557	1,229	9,786
Total fixed maturity securities AFS	16,650	241,373	35,756	293,779
Equity securities	430	74	242	746
Unit-linked and FVO securities (1)	7,846	267	1,176	9,289
Short-term investments (2)	3,155	1,176	6	4,337
Other investments	44	2,016	1,095	3,155
Derivative assets: (3)
Interest rate	2	3,424	—	3,426
Foreign currency exchange rate	2	4,159	25	4,186
Credit	—	271	—	271
Equity market	13	272	4	289
Total derivative assets	17	8,126	29	8,172
MRBs	—	—	310	310
Reinsured MRBs (4)	—	—	16	16
Separate account assets (5)	69,799	77,991	1,019	148,809
Total assets (6)	$97,941	$331,023	$39,649	$468,613
Liabilities
Derivative liabilities: (3)
Interest rate	$2	$2,994	$—	$2,996
Foreign currency exchange rate	—	2,918	5	2,923
Credit	—	76	—	76
Equity market	6	356	—	362
Total derivative liabilities	8	6,344	5	6,357
Embedded derivatives within liability host contracts (7)	—	—	119	119
MRBs	—	—	3,117	3,117
Separate account liabilities (5)	—	5	—	5
Total liabilities	$8	$6,349	$3,241	$9,598

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both September 30, 2024 and December 31, 2023.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $51 million and $52 million at September 30, 2024 and December 31, 2023, respectively.
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

					September 30, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	34	-	133	94	4	-	131	93	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	116	97	—	-	110	92	Increase
	•	Consensus pricing	•	Offered quotes (4)	92	-	100	96	86	-	102	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	121	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	106	97	3	-	101	93	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	367	-	399	385	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	111	-	168	166	185	-	399	193	Increase (7)
Credit	•	Consensus pricing	•	Offered quotes (8)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(9)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.75%	0.22%	(9)
				Ages 61 - 115	0%	-	100%	1.14%	0%	-	100%	1.23%	(9)
			•	Lapse rates:
				Durations 1 - 10	0.14%	-	20.10%	12.86%	0.39%	-	20.10%	8.72%	Decrease (10)
				Durations 11 - 20	0.39%	-	15%	6.05%	0.39%	-	15%	4.34%	Decrease (10)
				Durations 21 - 116	0.39%	-	15%	8.20%	0.10%	-	15%	4.59%	Decrease (10)
			•	Utilization rates	0.20%	-	22%	0.79%	0.20%	-	22%	0.44%	Increase (11)
			•	Withdrawal rates	0%	-	20%	4.77%	0%	-	20%	4.47%	(12)
			•	Long-term equity volatilities	14.23%	-	22.27%	18.77%	8.05%	-	21.85%	18.55%	Increase (13)
			•	Nonperformance risk spread	0.11%	-	1.49%	0.64%	0.38%	-	1.59%	0.73%	Decrease (14)
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
(8)At September 30, 2024 and December 31, 2023, independent non-binding broker quotations were used in the determination of 0% and less than 1%, respectively, of the total net derivative estimated fair value.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$29,240	$40	$5,867	$1	$262	$1,096
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(10)	(8)	6	—	(15)	56
Total realized/unrealized gains (losses) included in AOCI	1,169	7	132	—	—	—
Purchases (3)	2,080	2	1,080	—	9	135
Sales (3)	(1,255)	(1)	(539)	(1)	(14)	(111)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	94	1	31	—	—	—
Transfers out of Level 3 (4)	(1,111)	—	(1,069)	—	—	—
Balance, end of period	$30,207	$41	$5,508	$—	$242	$1,176
Three Months Ended September 30, 2023
Balance, beginning of period	$25,968	$60	$4,554	$7	$250	$1,057
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	3	4	(8)	—	(5)	(31)
Total realized/unrealized gains (losses) included in AOCI	(996)	(9)	(10)	—	—	—
Purchases (3)	991	4	969	—	—	204
Sales (3)	(573)	(9)	(376)	—	(1)	(177)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	132	—	70	—	—	16
Transfers out of Level 3 (4)	(258)	(7)	(294)	(7)	—	—
Balance, end of period	$25,267	$43	$4,905	$—	$244	$1,069
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(6)	$(8)	$12	$—	$(15)	$57
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$2	$4	$(5)	$—	$(4)	$(32)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$1,159	$7	$113	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(989)	$(9)	$(14)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2024
Balance, beginning of period	$10	$1,073	$(75)	$(55)	$1,122
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	9	21	(61)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	7	—	—
Purchases (3)	1	6	—	—	18
Sales (3)	(8)	(45)	—	—	(93)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	72	(3)	—
Transfers into Level 3 (4)	3	52	—	—	1
Transfers out of Level 3 (4)	—	—	(1)	—	(20)
Balance, end of period	$6	$1,095	$24	$(119)	$1,019
Three Months Ended September 30, 2023
Balance, beginning of period	$18	$964	$(214)	$(64)	$1,248
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(6)	(56)	86	(22)
Total realized/unrealized gains (losses) included in AOCI	1	—	(110)	—	—
Purchases (3)	14	12	—	—	15
Sales (3)	(8)	—	—	—	(30)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	91	(27)	—
Transfers into Level 3 (4)	—	—	—	—	6
Transfers out of Level 3 (4)	—	—	—	—	(10)
Balance, end of period	$25	$970	$(289)	$(5)	$1,207
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$—	$11	$15	$(61)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$(6)	$(57)	$86	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$(92)	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$28,345	$51	$4,551	$—	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(70)	(6)	19	—	(26)	121
Total realized/unrealized gains (losses) included in AOCI	502	3	172	—	—	—
Purchases (3)	4,618	1	1,614	—	31	139
Sales (3)	(2,212)	(1)	(792)	—	(12)	(167)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	55	1	179	—	—	—
Transfers out of Level 3 (4)	(1,031)	(8)	(235)	—	—	(20)
Balance, end of period	$30,207	$41	$5,508	$—	$242	$1,176
Nine Months Ended September 30, 2023
Balance, beginning of period	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	3	(10)	—	1	63
Total realized/unrealized gains (losses) included in AOCI	(659)	(7)	(42)	—	—	—
Purchases (3)	3,282	7	1,099	—	2	227
Sales (3)	(1,562)	(11)	(537)	—	(18)	(21)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	305	4	240	—	—	17
Transfers out of Level 3 (4)	(500)	(56)	(114)	—	—	(4)
Balance, end of period	$25,267	$43	$4,905	$—	$244	$1,069
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(17)	$(6)	$23	$—	$(20)	$124
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$(2)	$3	$1	$—	$(6)	$62
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$489	$3	$144	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$(685)	$(7)	$(48)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	21	5	(21)	(46)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(28)	—	—
Purchases (3)	5	54	—	—	15
Sales (3)	(26)	(186)	—	—	(92)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	201	(5)	—
Transfers into Level 3 (4)	—	231	—	—	2
Transfers out of Level 3 (4)	—	—	(11)	—	(7)
Balance, end of period	$6	$1,095	$24	$(119)	$1,019
Nine Months Ended September 30, 2023
Balance, beginning of period	$57	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	19	(21)	51	(62)
Total realized/unrealized gains (losses) included in AOCI	1	—	(59)	—	—
Purchases (3)	25	25	—	—	181
Sales (3)	(48)	—	—	—	(128)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	121	(39)	1
Transfers into Level 3 (4)	—	—	—	—	14
Transfers out of Level 3 (4)	(10)	—	(160)	—	(9)
Balance, end of period	$25	$970	$(289)	$(5)	$1,207
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$1	$19	$2	$(21)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2023 (5)	$—	$20	$(28)	$51	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2023 (5)	$—	$—	$(85)	$—	$—
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

	September 30, 2024	December 31, 2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,087	$474
Other invested assets (2)	$63	$63

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(100)	$(49)	$(253)	$(190)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$90,415	$—	$—	$86,994	$86,994
Policy loans	$8,822	$—	$—	$9,550	$9,550
Other invested assets	$1,247	$—	$715	$532	$1,247
Premiums, reinsurance and other receivables	$4,752	$—	$725	$4,029	$4,754
Other assets	$242	$—	$73	$174	$247
Liabilities
PABs	$141,467	$—	$—	$139,362	$139,362
Long-term debt	$15,271	$—	$15,499	$—	$15,499
Collateral financing arrangement	$529	$—	$—	$460	$460
Junior subordinated debt securities	$3,163	$—	$3,714	$—	$3,714
Other liabilities	$10,594	$—	$1,486	$8,936	$10,422
Separate account liabilities	$78,004	$—	$78,004	$—	$78,004

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$92,506	$—	$—	$87,753	$87,753
Policy loans	$8,788	$—	$—	$9,516	$9,516
Other invested assets	$919	$—	$714	$205	$919
Premiums, reinsurance and other receivables	$5,182	$—	$791	$4,400	$5,191
Other assets	$268	$—	$82	$184	$266
Liabilities
PABs	$138,233	$—	$—	$134,025	$134,025
Long-term debt	$15,516	$—	$15,621	$—	$15,621
Collateral financing arrangement	$637	$—	$—	$551	$551
Junior subordinated debt securities	$3,161	$—	$3,552	$—	$3,552
Other liabilities	$10,556	$—	$609	$9,651	$10,260
Separate account liabilities	$75,705	$—	$75,705	$—	$75,705

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt
Senior Notes
In June and September 2024, MetLife, Inc. issued $500 million and $250 million, respectively, of senior notes due December 2034, which form a single series and bear interest at a fixed rate of 5.300%, payable semi-annually. In connection with the June and September issuances, MetLife, Inc. incurred $4 million and $2 million, respectively, of related costs, which, in each case, will be amortized over the term of the applicable senior notes.
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
14. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2024 and December 31, 2023:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.417	$10	$0.419	$9	$1.267	$30	$1.155	$27
D	$29.375	14	$29.375	14	$58.750	29	$58.750	29
E	$351.563	11	$351.563	12	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$890.625	36
G	$19.250	20	$19.250	20	$38.500	39	$38.500	39
Total		$67		$67		$168		$165

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at September 30, 2024 (1)
	(In millions)
May 1, 2024	$3,000	$2,301
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
May 4, 2022	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at September 30, 2024 does not reflect the applicable excise tax payable.
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
For the nine months ended September 30, 2024 and 2023, MetLife, Inc. repurchased 39,373,496 shares and 36,602,858 shares of its common stock, respectively, through open market purchases for $2.8 billion and $2.2 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
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
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2024, American Life Insurance Company paid a dividend of $1.1 billion to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 19 of the Notes to Consolidated Financial Statements included in the 2023 Annual Report for additional information on dividend restrictions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)
OCI before reclassifications	9,942	125	(5,891)	99	349	3	4,627
Deferred income tax benefit (expense)	(2,082)	(101)	1,289	(22)	90	(1)	(827)
AOCI before reclassifications, net of income tax	(11,327)	123	2,004	4	(6,346)	(1,394)	(16,936)
Amounts reclassified from AOCI	121	(607)	—	—	—	32	(454)
Deferred income tax benefit (expense)	(33)	192	—	—	—	(9)	150
Amounts reclassified from AOCI, net of income tax	88	(415)	—	—	—	23	(304)
Balance, end of period	$(11,239)	$(292)	$2,004	$4	$(6,346)	$(1,371)	$(17,240)

	Three Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(17,979)	$1,179	$3,919	$108	$(6,282)	$(1,331)	$(20,386)
OCI before reclassifications	(12,599)	(1,004)	8,223	(142)	(348)	(1)	(5,871)
Deferred income tax benefit (expense)	2,871	232	(1,897)	30	(9)	—	1,227
AOCI before reclassifications, net of income tax	(27,707)	407	10,245	(4)	(6,639)	(1,332)	(25,030)
Amounts reclassified from AOCI	710	271	—	—	—	30	1,011
Deferred income tax benefit (expense)	(172)	(57)	—	—	—	(6)	(235)
Amounts reclassified from AOCI, net of income tax	538	214	—	—	—	24	776
Balance, end of period	$(27,169)	$621	$10,245	$(4)	$(6,639)	$(1,308)	$(24,254)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	3,450	(376)	(807)	(28)	(136)	(1)	2,102
Deferred income tax benefit (expense)	(573)	103	153	5	(52)	—	(364)
AOCI before reclassifications, net of income tax	(11,629)	(90)	2,004	4	(6,346)	(1,447)	(17,504)
Amounts reclassified from AOCI	514	(247)	—	—	—	96	363
Deferred income tax benefit (expense)	(124)	45	—	—	—	(20)	(99)
Amounts reclassified from AOCI, net of income tax	390	(202)	—	—	—	76	264
Balance, end of period	$(11,239)	$(292)	$2,004	$4	$(6,346)	$(1,371)	$(17,240)

	Nine Months Ended September 30, 2023
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	(8,189)	(1,085)	5,325	(141)	(168)	(6)	(4,264)
Deferred income tax benefit (expense)	1,882	249	(1,195)	30	(94)	1	873
AOCI before reclassifications, net of income tax	(28,953)	721	10,245	(4)	(6,639)	(1,382)	(26,012)
Amounts reclassified from AOCI	2,316	(130)	—	—	—	90	2,276
Deferred income tax benefit (expense)	(532)	30	—	—	—	(16)	(518)
Amounts reclassified from AOCI, net of income tax	1,784	(100)	—	—	—	74	1,758
Balance, end of period	$(27,169)	$621	$10,245	$(4)	$(6,639)	$(1,308)	$(24,254)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Net unrealized investment gains (losses):
Net unrealized investment gains (losses)	$(122)	$(730)	$(531)	$(2,420)	Net investment gains (losses)
Net unrealized investment gains (losses)	—	1	—	6	Net investment income
Net unrealized investment gains (losses)	1	19	17	98	Net derivative gains (losses)
Net unrealized investment gains (losses), before income tax	(121)	(710)	(514)	(2,316)
Income tax (expense) benefit	33	172	124	532
Net unrealized investment gains (losses), net of income tax	(88)	(538)	(390)	(1,784)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	5	11	18	38	Net investment income
Interest rate derivatives	(1)	17	(2)	77	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	4	3	Net investment income
Foreign currency exchange rate derivatives	602	(301)	226	10	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	—	2	Other expenses
Credit derivatives	—	—	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	607	(271)	247	130
Income tax (expense) benefit	(192)	57	(45)	(30)
Gains (losses) on cash flow hedges, net of income tax	415	(214)	202	100
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(35)	(33)	(104)	(98)
Amortization of prior service (costs) credit	3	3	8	8
Amortization of defined benefit plan items, before income tax	(32)	(30)	(96)	(90)
Income tax (expense) benefit	9	6	20	16
Amortization of defined benefit plan items, net of income tax	(23)	(24)	(76)	(74)
Total reclassifications, net of income tax	$304	$(776)	$(264)	$(1,758)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 16.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Vision fee for service arrangements	$126	$144	$402	$446
Prepaid legal plans	144	128	437	389
Fee-based investment management	99	103	295	306
Administrative services-only contracts	69	65	205	193
Recordkeeping and administrative services (1)	38	39	113	114
Other revenue from service contracts from customers	78	75	237	214
Total revenues from service contracts from customers	554	554	1,689	1,662
Other	94	52	271	204
Total other revenues	$648	$606	$1,960	$1,866
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $245 million and $243 million at September 30, 2024 and December 31, 2023, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Employee-related costs (1)	$892	$914	$2,742	$2,743
Third-party staffing costs	371	362	1,082	1,066
General and administrative expenses	162	209	463	539
Pension, postretirement and postemployment benefit costs	65	59	195	177
Premium taxes, other taxes, and licenses & fees	183	162	530	507
Commissions and other variable expenses	1,515	1,483	4,480	4,347
Capitalization of DAC	(691)	(742)	(2,114)	(2,189)
Amortization of DAC and VOBA	516	499	1,523	1,448
Amortization of negative VOBA	(7)	(7)	(19)	(20)
Interest expense on debt	257	265	778	776
Total other expenses	$3,263	$3,204	$9,660	$9,394
__________________
(1)Includes ($58) million and ($135) million for the three months and nine months ended September 30, 2024, respectively, and $12 million and ($60) million for the three months and nine months ended September 30, 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$41	$—	$38	$1
Interest costs	114	10	118	11
Expected return on plan assets	(115)	(14)	(119)	(13)
Amortization of net actuarial (gains) losses	42	(7)	40	(7)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$79	$(11)	$74	$(8)

	Nine Months Ended September 30,
	2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$122	$2	$113	$2
Interest costs	342	30	353	32
Expected return on plan assets	(345)	(42)	(360)	(41)
Amortization of net actuarial (gains) losses	125	(21)	118	(22)
Amortization of prior service costs (credit)	(9)	—	(9)	—
Net periodic benefit costs (credit)	$235	$(31)	$215	$(29)
17. Income Tax
For the three months and nine months ended September 30, 2024, the effective tax rate on income (loss) before provision for income tax was 33% and 25%, respectively. The Company’s effective tax rate for the three months ended September 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) non-taxable investment income and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method. The Company’s effective tax rate for the nine months ended September 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method, and (iii) the corporate tax deduction for stock compensation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Income Tax (continued)

For the three months and nine months ended September 30, 2023, the effective tax rate on income (loss) before provision for income tax was 7% and 19%, respectively. The Company’s effective tax rate for the three months ended September 30, 2023 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) the reversal of previously non-deductible losses, (ii) low income housing and other tax credits and (iii) foreign earnings taxed at lower statutory rates than the U.S. statutory rate and foreign losses taxed at higher statutory rates, partially offset by the non-taxable investment loss related to the pending disposition of MetLife Malaysia. The Company’s effective tax rate for the nine months ended September 30, 2023 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) low income housing and other tax credits, and (ii) non-taxable investment income, largely offset by tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates and (ii) the non-taxable investment loss related to the pending disposition of MetLife Malaysia.
18. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	699.3	751.4	710.9	764.1
Incremental common shares from assumed exercise or issuance of stock-based awards	4.4	4.1	4.6	4.6
Weighted average common stock outstanding - diluted	703.7	755.5	715.5	768.7
Net Income (Loss):
Net income (loss)	$1,341	$495	$3,169	$988
Less: Net income (loss) attributable to noncontrolling interests	(1)	6	14	17
Less: Preferred stock dividends	67	67	168	165
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,275	$422	$2,987	$806
Basic	$1.82	$0.56	$4.20	$1.05
Diluted	$1.81	$0.56	$4.17	$1.05
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2023 Annual Report, MLIC received approximately 2,565 asbestos-related claims in 2023. For the nine months ended September 30, 2024 and 2023, MLIC received approximately 2,251 and 1,924 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for historical information concerning asbestos claims and MLIC’s update in its recorded liability at December 31, 2023. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Contingencies, Commitments and Guarantees (continued)
may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2024.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. In December of 2020, the Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss and remanded the case. The Relator filed a Fourth Amended Complaint in January of 2023. On October 13, 2024, the trial court denied the defendants’ motion to dismiss the complaint. The Company intends to defend the action vigorously.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $4.0 billion at September 30, 2024 and December 31, 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $8.3 billion and $9.2 billion at September 30, 2024 and December 31, 2023, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $638 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million at both September 30, 2024 and December 31, 2023, for indemnities and guarantees.

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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee (“FOMC”) took various actions in 2023 to promote economic stability and combat inflation, including raising interest rates. Rates remained steady through most of 2024. However, in September 2024, the FOMC lowered interest rates, and market forecasts suggest it will continue to reduce interest rates through the remainder of 2024 and 2025 reflecting expectations for continued lower inflation. Similarly, the European Central Bank and Bank of England have recently lowered interest rates, and market forecasts suggest the banks will continue reductions through the remainder of 2024 and 2025. The Bank of Japan raised interest rates in July 2024, but has since then mostly kept its policy settings on hold, reflecting a more cautious view on growth and inflation.
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
State Insurance Regulation
Surplus and Capital
Investments
The National Association of Insurance Commissioners (“NAIC”) is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and collateralized loan obligations (“CLOs”), the NAIC adopted an amendment to the Purposes and Procedures Manual in 2023. Under the amendment, the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs based on its own modeling, as opposed to credit ratings. The SSG will model CLO investments and evaluate tranche level losses across all debt tranches under a series of calibrated and weighted collateral stress scenarios to assign NAIC designations that minimize risk-based capital (“RBC”) arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. In August 2024, the NAIC adopted an amendment to the Purposes and Procedures Manual, in which insurers are now required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
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
The European Union’s Artificial Intelligence Act (“EU AI Act”) has been enacted and entered into force in August 2024. Most of the provisions of the EU AI Act will apply starting August 2026, however certain key provisions will apply earlier, including the EU AI Act’s prohibition of certain “unacceptable” AI practices. The EU AI Act seeks to ensure AI systems are safe while boosting innovation and ensuring fundamental rights are not infringed by the technology. We continue to monitor the developments of the EU AI Act and other governmental initiatives around the world, particularly in jurisdictions where we operate.
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
In the third quarter of 2024, the Company performed its annual goodwill impairment tests on all reporting units using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple or embedded value approaches, and, when appropriate, was supplemented with a discounted cash flow valuation based on best available data as of June 30, 2024. The Company concluded that the estimated fair values of all such reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $1.3 billion and $3.0 billion for the three months and nine months ended September 30, 2024, respectively, compared to $422 million and $806 million for the three months and nine months ended September 30, 2023, respectively.
•Adjusted earnings available to common shareholders of $1.4 billion and $4.3 billion for the three months and nine months ended September 30, 2024, respectively, compared to $1.5 billion and $4.2 billion for the three months and nine months ended September 30, 2023, respectively.

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Premiums	$10,647	$11,230	$32,328	$32,497
Universal life and investment-type product policy fees	1,228	1,334	3,757	3,911
Net investment income	5,227	4,825	15,868	14,542
Other revenues	648	606	1,960	1,866
Net investment gains (losses)	(77)	(927)	(873)	(2,650)
Net derivative gains (losses)	767	(1,202)	(720)	(2,289)
Total revenues	18,440	15,866	52,320	47,877
Expenses
Policyholder benefits and claims and policyholder dividends	10,747	11,283	32,601	33,274
Policyholder liability remeasurement (gains) losses	(132)	(17)	(164)	(42)
Market risk benefit remeasurement (gains) losses	531	(796)	(345)	(1,425)
Interest credited to policyholder account balances	2,037	1,658	6,327	5,455
Amortization of deferred policy acquisition costs and value of business acquired	516	499	1,523	1,448
Amortization of negative value of business acquired	(7)	(7)	(19)	(20)
Interest expense on debt	257	265	778	776
Other expenses, net of capitalization of deferred policy acquisition costs	2,497	2,447	7,378	7,190
Total expenses	16,446	15,332	48,079	46,656
Income (loss) before provision for income tax	1,994	534	4,241	1,221
Provision for income tax expense (benefit)	653	39	1,072	233
Net income (loss)	1,341	495	3,169	988
Less: Net income (loss) attributable to noncontrolling interests	(1)	6	14	17
Net income (loss) attributable to MetLife, Inc.	1,342	489	3,155	971
Less: Preferred stock dividends	67	67	168	165
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,275	$422	$2,987	$806
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $853 million primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $850 million ($672 million, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023 and the pending disposition of MetLife Malaysia
•Gains on foreign currency transactions in the current period
•Lower losses on investments sold or disposed
Partially offset by:
•Impairment losses on mortgage loans in the current period
Net Derivative Gains (Losses)(2) - Favorable change of $2.0 billion ($1.6 billion, net of income tax)(3):
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps and swaptions

•The U.S. dollar weakened against the Japanese yen in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Partially offset by:
•Key equity indexes increased in the current period compared to decreased in the prior period - unfavorable impact to the estimated fair value of total rate of return swaps and short futures
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $1.3 billion ($1.0 billion, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
Partially offset by:
•Key equity indexes increased in the current period compared to decreased in the prior period
Actuarial Assumption Review - Favorable change of $70 million ($55 million, net of income tax):

	Three Months Ended September 30,		Variance
	2024	2023
	(In millions, net of income tax)
Assumptions
Economic	$(55)	$(40)	$(15)
Mortality	110	51	59
Morbidity	53	(14)	67
Policyholder behavior	(91)	—	(91)
Operational	47	12	35
Total	$64	$9	$55
•Total results for the three months ended September 2024 and 2023 include gains of $64 million and $9 million, respectively:
◦Of the $64 million gain, a loss of $5 million was recognized in MRB remeasurement (gains) losses, a loss of $1 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $70 million was recognized in adjusted earnings, which is discussed below
◦Of the $9 million gain, a loss of $4 million was recognized in MRB remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $15 million was recognized in adjusted earnings, which is discussed below
◦The $55 million increase was primarily driven by (i) favorable mortality experience in the RIS segment in the current period, (ii) updates made in the prior period to morbidity assumptions in the MetLife Holdings segment associated with an increase in incident rates for our long-term care business, and (iii) updates to policyholder behavior assumptions in the Asia segment related to lapse assumptions in the accident & health business, partially offset by updates to policyholder behavior assumptions in the MetLife Holdings segment related to claim utilization experience for our long-term care business
Adjusted Earnings(5) - Unfavorable change of $113 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 33% in the current period compared to 7% in the prior period
•Current period effective tax rate on income before provision for income tax was 33% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income

◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
•Prior period effective tax rate on income before provision for income tax was 7% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Reversal of previous non-deductible losses
◦Low income housing and other tax credits
◦Foreign earnings taxed at lower statutory rates than the U.S. statutory rate and foreign losses taxed at higher statutory rates
Partially offset by tax charges from:
◦Non-taxable investment loss related to the pending disposition of MetLife Malaysia
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $2.2 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $1.8 billion ($1.4 billion, net of income tax):
•Impairment losses in the prior period for investments disposed of in connection with a reinsurance transaction that closed in November 2023
•Lower losses on sales of fixed maturity securities
•Higher gains on sales of real estate investments
Net Derivative Gains (Losses)(2) - Favorable change of $1.6 billion ($1.2 billion, net of income tax)(3):
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps and swaptions
•The U.S. dollar strengthened less against the Japanese yen in the current period compared to the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $1.1 billion ($853 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
Actuarial Assumption Review - For the results of the actuarial assumption reviews, see “— Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023 — Actuarial Assumption Review.”
Adjusted Earnings(5) - Favorable change of $173 million. See “— Consolidated Results — Adjusted Earnings.”
Taxes - Unfavorable change in effective tax rate - 25% in the current period compared to 19% in the prior period
•Current period effective tax rate on income before provision for income tax was 25% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 19% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Low income housing and other tax credits

◦Non-taxable investment income
Largely offset by tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦Non-taxable investment loss related to the pending disposition of MetLife Malaysia
__________________
(1)See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.
(2)See “— Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(3)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(4)See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
(5)As used in “— Consolidated Results — Adjusted Earnings” and as more fully described in “— Non-GAAP and Other Financial Disclosures,” we refer to adjusted earnings, which does not equate to net income (loss), as determined in accordance with GAAP, to analyze our performance, evaluate segment performance, and allocate resources. We believe that the presentation of adjusted earnings and other financial measures based on adjusted earnings, as we measure it for management purposes, enhances the understanding of our performance by highlighting the results of operations and the underlying profitability drivers of the business. Adjusted earnings and other financial measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results. Adjusted earnings should not be viewed as a substitute for net income (loss). Adjusted earnings available to common shareholders and adjusted earnings available to common shareholders on a constant currency basis should not be viewed as substitutes for net income (loss) available to MetLife, Inc.’s common shareholders.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended September 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$330	$246	$1,044	$258	$76	$(214)	$(465)	$1,275
Add: Preferred stock dividends	—	—	—	—	—	—	67	67
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	(4)	1	—	2	(1)
Net income (loss)	330	246	1,044	254	77	(214)	(396)	1,341
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	17	(125)	273	12	8	(7)	(255)	(77)
Net derivative gains (losses)	(56)	(47)	780	114	(4)	(16)	(4)	767
Premiums	16	—	—	—	—	—	—	16
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(18)	(45)	16	(8)	174	(43)	8	84
Other revenues	—	(19)	—	—	—	50	5	36
Expenses:
Policyholder benefits and claims and policyholder dividends	(9)	(1)	52	(9)	—	17	—	50
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(49)	(19)	—	2	(464)	(1)	(531)
Interest credited to policyholder account balances ("PABs")	—	(1)	44	(58)	(170)	(39)	2	(222)
Capitalization of deferred policy acquisition costs ("DAC")	—	—	—	—	—	—	—	—
Amortization of DAC and value of business acquired ("VOBA")	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	—	2	2	(2)	(1)	(25)	(29)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	12	61	(410)	(20)	(1)	107	56	(195)
Adjusted earnings	$373	$472	$306	$221	$70	$182	(182)	1,442
Less: Preferred stock dividends							67	67
Adjusted earnings available to common shareholders							$(249)	$1,375

Premiums, fees and other revenues	$6,162	$1,560	$1,710	$1,496	$655	$843	$97	$12,523
Less: adjustments to premiums, fees and other revenues	16	(19)	—	—	—	50	5	52
Adjusted premiums, fees and other revenues	$6,146	$1,579	$1,710	$1,496	$655	$793	$92	$12,471

Three Months Ended September 30, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$503	$289	$(374)	$(18)	$82	$302	$(362)	$422
Add: Preferred stock dividends	—	—	—	—	—	—	67	67
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	1	1	—	3	6
Net income (loss)	503	289	(373)	(17)	83	302	(292)	495
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(17)	(134)	(277)	(2)	(20)	(481)	4	(927)
Net derivative gains (losses)	50	3	(767)	(330)	1	(65)	(94)	(1,202)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(42)	(109)	(48)	2	26	(65)	5	(231)
Other revenues	—	(20)	—	—	—	—	9	(11)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(1)	64	6	—	—	—	69
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	28	18	—	19	730	1	796
Interest credited to PABs	—	1	44	28	(26)	—	—	47
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	1	2	(2)	—	(31)	(30)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	2	51	317	78	(3)	(25)	9	429
Adjusted earnings	$510	$470	$275	$199	$88	$208	$(195)	$1,555
Less: Preferred stock dividends							67	67
Adjusted earnings available to common shareholders							$(262)	$1,488

Adjusted earnings available to common shareholders on a constant currency basis (1)	$510	$470	$271	$179	$87	$208	$(262)	$1,463

Premiums, fees and other revenues	$5,866	$2,458	$1,743	$1,484	$588	$910	$121	$13,170
Less: adjustments to premiums, fees and other revenues	—	(20)	—	—	—	—	9	(11)
Adjusted premiums, fees and other revenues	$5,866	$2,478	$1,743	$1,484	$588	$910	$112	$13,181

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$5,866	$2,478	$1,704	$1,349	$573	$910	$112	$12,992
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,155	$731	$876	$528	$204	$126	$(633)	$2,987
Add: Preferred stock dividends	—	—	—	—	—	—	168	168
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)	3	—	12	14
Net income (loss)	1,155	731	876	527	207	126	(453)	3,169
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(24)	(377)	(263)	28	(31)	(345)	139	(873)
Net derivative gains (losses)	34	103	(375)	(36)	(23)	(427)	4	(720)
Premiums	16	—	—	—	—	—	—	16
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(57)	(185)	312	(37)	592	(146)	18	497
Other revenues	—	(57)	—	—	—	124	20	87
Expenses:
Policyholder benefits and claims and policyholder dividends	(9)	(127)	206	(94)	—	54	—	30
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	(54)	(5)	—	43	361	—	345
Interest credited to PABs	—	1	(257)	(75)	(585)	(88)	—	(1,004)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	—	2	6	(4)	(1)	(47)	(49)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	10	146	78	55	(9)	100	(45)	335
Adjusted earnings	$1,190	$1,281	$1,178	$680	$224	$494	(542)	4,505
Less: Preferred stock dividends							168	168
Adjusted earnings available to common shareholders							$(710)	$4,337

Premiums, fees and other revenues	$18,702	$4,917	$5,122	$4,498	$1,896	$2,581	$329	$38,045
Less: adjustments to premiums, fees and other revenues	16	(57)	—	—	—	124	20	103
Adjusted premiums, fees and other revenues	$18,686	$4,974	$5,122	$4,498	$1,896	$2,457	$309	$37,942

Nine Months Ended September 30, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,161	$792	$(623)	$458	$222	$(552)	$(652)	$806
Add: Preferred stock dividends	—	—	—	—	—	—	165	165
Add: Net income (loss) attributable to noncontrolling interests	—	—	1	4	3	—	9	17
Net income (loss)	1,161	792	(622)	462	225	(552)	(478)	988
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(16)	(348)	(1,019)	(9)	7	(1,594)	329	(2,650)
Net derivative gains (losses)	92	105	(1,313)	(24)	(43)	(929)	(177)	(2,289)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(112)	(344)	232	(33)	285	(200)	12	(160)
Other revenues	—	(56)	—	—	1	—	34	(21)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(14)	121	(138)	—	—	—	(31)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (gains) losses	—	27	51	—	52	1,294	1	1,425
Interest credited to PABs	—	2	(259)	(27)	(282)	—	—	(566)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC and VOBA	—	—	—	—	—	—	—	—
Amortization of negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	1	6	(4)	—	(80)	(77)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	8	133	578	54	(9)	300	(36)	1,028
Adjusted earnings	$1,189	$1,287	$986	$633	$218	$577	(561)	4,329
Less: Preferred stock dividends							165	165
Adjusted earnings available to common shareholders							$(726)	$4,164

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,189	$1,287	$957	$610	$208	$577	$(726)	$4,102

Premiums, fees and other revenues	$17,928	$5,893	$5,264	$4,241	$1,752	$2,807	$389	$38,274
Less: adjustments to premiums, fees and other revenues	—	(56)	—	—	1	—	34	(21)
Adjusted premiums, fees and other revenues	$17,928	$5,949	$5,264	$4,241	$1,751	$2,807	$355	$38,295

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$17,928	$5,949	$4,954	$4,069	$1,695	$2,807	$355	$37,757
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 decreased $710 million, or 5%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $521 million, or 4%, compared to the prior period primarily due to lower premiums in the pension risk transfer business in the RIS segment and the expected decline in the MetLife Holdings segment from business run-off, partially offset by growth in the other segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Group Benefits	$373	$510	$1,190	$1,189
RIS	472	470	1,281	1,287
Asia	306	275	1,178	986
Latin America	221	199	680	633
EMEA	70	88	224	218
MetLife Holdings	182	208	494	577
Corporate & Other	(249)	(262)	(710)	(726)
Adjusted earnings available to common shareholders	$1,375	$1,488	$4,337	$4,164

Adjusted earnings available to common shareholders on a constant currency basis	$1,375	$1,463	$4,337	$4,102

Adjusted premiums, fees and other revenues	$12,471	$13,181	$37,942	$38,295
Adjusted premiums, fees and other revenues on a constant currency basis	$12,471	$12,992	$37,942	$37,757
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $113 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023 in the MetLife Holdings segment
Foreign Currency - Decreased adjusted earnings by $24 million, primarily in the Latin America and Asia segments
Market Factors - Decreased adjusted earnings by $69 million:
•Higher average interest crediting rates primarily on investment-type products in the RIS segment
•Variable investment income decreased - lower returns on private equity funds
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, as well as higher returns on fair value option (“FVO”) securities, partially offset by lower income on derivatives
Volume Growth - Increased adjusted earnings by $44 million:
•Higher average invested assets primarily in the RIS and Latin America segments
•Higher sales and business growth in the EMEA segment
Largely offset by:
•Increase in interest credited expenses on long duration products primarily in the RIS and Latin America segments

Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $20 million:
•Unfavorable mortality and morbidity results in the Group Benefits segment, coupled with unfavorable claims experience in the EMEA segment, partially offset by favorable mortality in the RIS segment
Partially offset by:
•Favorable change from refinements to certain insurance assets and other liabilities in both periods, primarily in the Asia and EMEA segments
Notable Items - Actuarial assumption review and other insurance adjustments - Increased adjusted earnings by $2 million on a reported basis:

	Three Months Ended September 30,		Variance
	2024	2023
	(In millions)
Group Benefits	$(58)	$27	$(85)
RIS	104	61	43
Asia	(41)	(94)	53
Latin America	4	—	4
EMEA	(5)	18	(23)
MetLife Holdings	12	2	10
Corporate & Other	—	—	—
Total	$16	$14	$2
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $173 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $150 million as a result of the reinsurance transaction that closed in November 2023 in the MetLife Holdings segment
Foreign Currency - Decreased adjusted earnings by $62 million, primarily in the Asia and Latin America segments
Market Factors - Increased adjusted earnings by $127 million:
•Variable investment income increased - higher returns on private equity and real estate funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in the RIS and Asia segments
Volume Growth - Increased adjusted earnings by $152 million:
•Higher average invested assets primarily in the RIS and Latin America segments
•Higher sales and business growth in the EMEA and Latin America segments
Largely offset by:
•Increase in interest credited expenses on long duration products primarily in the RIS and Latin America segments

Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $188 million:
•Favorable mortality results primarily in the Group Benefits segment, higher surrender charges in the Asia segment, and favorable morbidity experience in the MetLife Holdings segment, partially offset by unfavorable mortality experience in the MetLife Holdings segment
•Favorable change from refinements to certain insurance assets and other liabilities in both periods, primarily in the Group Benefits segment
Expenses - Decreased adjusted earnings by $37 million:
•Higher direct expenses, including employee-related costs, in most of the segments
•Higher litigation reserves
Largely offset by:
•Lower corporate-related expenses, primarily in Corporate & Other
Taxes - Unfavorable change in effective tax rate - 24% in the current period compared to 23% in the prior period
•Current period effective tax rate on income before provision for income tax was 24% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 23% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Largely offset by tax benefits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
◦Adjustments related to prior years taxes
◦Corporate tax deduction for stock compensation
Notable Items - For the results of the notable items, see “— Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023 — Notable Items.”

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 increased $280 million, or 5%, compared to the prior period, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$6,457	$6,196	$19,625	$18,895
Total adjusted expenses	5,985	5,551	18,120	17,388
Provision for income tax expense (benefit)	99	135	315	318
Adjusted earnings	$373	$510	$1,190	$1,189

Adjusted premiums, fees and other revenues	$6,146	$5,866	$18,686	$17,928
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $137 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $38 million:
•Unfavorable morbidity - primarily due to higher incidence in accident & health coupled with higher claims in vision
•Unfavorable mortality - lower severity in the prior period in accidental death & dismemberment
•Unfavorable changes from refinements to certain insurance and other liabilities in both periods
Expenses - Decreased adjusted earnings by $13 million:
•Higher legal plan utilization and technology, employee-related and various other operating expenses exceeded the corresponding increase in adjusted premiums, fees and other revenues
Notable Items - Decreased adjusted earnings by $85 million:
•Current period notable items - unfavorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies
•Prior period notable item - favorable impact of $27 million - actuarial assumption review
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $1 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $119 million:
•Favorable mortality - lower claims incidence in our life business
•Favorable change from refinements to certain insurance and other liabilities in both periods
Expenses - Decreased adjusted earnings by $28 million:
•Higher legal plan utilization and technology, employee-related and various other operating expenses exceeded the corresponding increase in adjusted premiums, fees and other revenues

Notable Items - Decreased adjusted earnings by $85 million:
•Current period notable items - unfavorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies
•Prior period notable item - favorable impact of $27 million - actuarial assumption review
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 decreased $899 million, or 36%, compared to the prior period. The decrease was primarily driven by lower premiums from our pension risk transfer business and structured settlement sales; partially offset by growth in our United Kingdom (“U.K.”) longevity reinsurance businesses. Changes in premiums are mostly offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$3,712	$4,487	$11,313	$11,720
Total adjusted expenses	3,121	3,893	9,700	10,094
Provision for income tax expense (benefit)	119	124	332	339
Adjusted earnings	$472	$470	$1,281	$1,287

Adjusted premiums, fees and other revenues	$1,579	$2,478	$4,974	$5,949
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $2 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $72 million:
•Higher average interest crediting rates primarily on investment-type products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities, partially offset by lower income on derivatives
Volume Growth - Increased adjusted earnings by $13 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $14 million:
•Favorable mortality – mainly in pension risk transfer business
Partially offset by:
•Unfavorable refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $8 million:
•Higher expenses, including certain employee-related costs
Notable Items - Increased adjusted earnings by $43 million:
•Current period notable item - favorable impact of $104 million - actuarial assumption review

•Prior period notable item - favorable impact of $61 million - actuarial assumption review
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $6 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $69 million:
•Higher average interest crediting rates primarily on investment-type products
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
•Variable investment income increased - higher returns on private equity funds
Volume Growth - Increased adjusted earnings by $40 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $11 million:
•Unfavorable refinements to certain insurance liabilities in both periods
Partially offset by:
•Favorable mortality – mainly in pension risk transfer business
Expenses - Decreased adjusted earnings by $26 million:
•Higher expenses, including certain employee-related costs
Notable Items - Increased adjusted earnings by $43 million:
•Current period notable item - favorable impact of $104 million - actuarial assumption review
•Prior period notable item - favorable impact of $61 million - actuarial assumption review

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 decreased $33 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $6 million, or less than 1%, compared to the prior period, as an increase in premiums in Korea and higher fee income from Japan’s foreign currency life products were substantially offset by decreases in premiums from Japan’s accident & health and yen-denominated life products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$2,842	$2,766	$8,529	$8,218
Total adjusted expenses	2,411	2,361	6,891	6,797
Provision for income tax expense (benefit)	125	130	460	435
Adjusted earnings	$306	$275	$1,178	$986

Adjusted earnings on a constant currency basis	$306	$271	$1,178	$957

Adjusted premiums, fees and other revenues	$1,710	$1,743	$5,122	$5,264
Adjusted premiums, fees and other revenues on a constant currency basis	$1,710	$1,704	$5,122	$4,954
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $31 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $4 million:
•Japanese yen and Korean won weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $32 million:
•Unfavorable change in market-sensitive policyholder liabilities
•Higher average interest crediting rates on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $12 million:
•Favorable change from refinements to certain insurance assets and liabilities in both periods
Notable Items - Increased adjusted earnings by $53 million on a reported basis:
•Current period notable item - unfavorable impact of $41 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $94 million - actuarial assumption review
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $192 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $29 million:
•Japanese yen and Korean won weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $68 million:
•    Recurring investment income increased - higher yields on fixed income securities
•    Variable investment income increased - higher returns on private equity and real estate funds

Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $64 million:
•Higher surrender charges in Japan
•Favorable change from refinements to certain insurance assets and liabilities in both periods
Taxes - Increased adjusted earnings by $33 million:
•Favorable change in Korea - tax benefits due to a tax audit settlement in the current period and lower dividend withholding tax as a result of a rate decrease
•Favorable change in Japan - tax benefits from higher foreign earnings taxed at lower rates in the current period and lower premium tax due to lower sales
Notable Items - Increased adjusted earnings by $53 million on a reported basis:
•Current period notable item - unfavorable impact of $41 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $94 million - actuarial assumption review
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 increased $12 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $147 million, or 11%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$1,931	$1,849	$5,717	$5,403
Total adjusted expenses	1,622	1,567	4,766	4,537
Provision for income tax expense (benefit)	88	83	271	233
Adjusted earnings	$221	$199	$680	$633

Adjusted earnings on a constant currency basis	$221	$179	$680	$610

Adjusted premiums, fees and other revenues	$1,496	$1,484	$4,498	$4,241
Adjusted premiums, fees and other revenues on a constant currency basis	$1,496	$1,349	$4,498	$4,069
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $22 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $20 million:
•Mexican and Chilean pesos weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $31 million:
•Favorable impact of higher inflation, primarily in Chile
•Recurring investment income increased - higher returns on our Chilean encaje within FVO securities driven by an increase in bond index returns; partially offset by lower fixed income yields in Chile

Volume Growth - Increased adjusted earnings by $15 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $6 million:
•Unfavorable underwriting - higher loss ratio in Mexico and Brazil, partially offset by lower claims in Chile
Notable Items - Increased adjusted earnings by $4 million:
•Current period notable item - favorable impact of $4 million - actuarial assumption review
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $47 million on a reported basis primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $23 million:
•Chilean peso weakened against the U.S. dollar
Partially offset by:
•Mexican peso strengthened against the U.S. dollar
Market Factors - Increased adjusted earnings by $28 million:
•Favorable impact of higher inflation, primarily in Chile
•Recurring investment income increased - higher returns on our Chilean encaje within FVO securities, driven by an increase in bond index returns; largely offset by lower fixed income yields and derivative income in Chile
Volume Growth - Increased adjusted earnings by $52 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales, primarily in Mexico and Chile
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $16 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico
Expenses - Decreased adjusted earnings by $11 million:
•Higher corporate-related and various other operating expenses, primarily in Mexico and Chile
Taxes - Decreased adjusted earnings by $8 million:
•Tax adjustments in both periods - adjustments related to the filing of the tax return in Mexico and a recurring tax item related to inflation in Chile
Other - Decreased adjusted earnings by $11 million - includes amortization of DAC
Notable Items - Increased adjusted earnings by $4 million:
•Current period notable item - favorable impact of $4 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2024 increased $67 million, or 11%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $82 million, or 14%, compared to the prior period primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) credit life and pension businesses in Turkey and Romania, and (iii) accident & health business across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$710	$639	$2,059	$1,894
Total adjusted expenses	616	527	1,764	1,614
Provision for income tax expense (benefit)	24	24	71	62
Adjusted earnings	$70	$88	$224	$218

Adjusted earnings on a constant currency basis	$70	$87	$224	$208

Adjusted premiums, fees and other revenues	$655	$588	$1,896	$1,751
Adjusted premiums, fees and other revenues on a constant currency basis	$655	$573	$1,896	$1,695
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $18 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings slightly
Market Factors - Increased adjusted earnings by $7 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $17 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey and Romania
◦Corporate solutions business in the Gulf, the U.K. and Egypt
◦Accident & health business across the region
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $6 million:
•Unfavorable underwriting experience across the region
Partially offset by:
•Favorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $8 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Notable Items - Decreased adjusted earnings by $23 million on a reported basis:
•Current period notable item - unfavorable impact of $5 million - actuarial assumption review
•Prior period notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $6 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $10 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $22 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $38 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey and Romania
◦Corporate solutions business in the Gulf, the U.K. and Egypt
◦Accident & health business across the region
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $7 million:
•Favorable underwriting experience across the region
•Favorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $23 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Other - Decreased adjusted earnings by $3 million
Notable Items - Decreased adjusted earnings by $23 million on a reported basis:
•Current period notable item - unfavorable impact of $5 million - actuarial assumption review
•Prior period notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments

MetLife Holdings
Business Overview. The MetLife Holdings segment consists of operations relating to products and businesses, previously included in our former retail business, that we no longer actively market in the U.S. As anticipated, adjusted premiums, fees and other revenues continue to decline from expected business run-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$1,774	$2,063	$5,464	$6,257
Total adjusted expenses	1,548	1,804	4,854	5,541
Provision for income tax expense (benefit)	44	51	116	139
Adjusted earnings	$182	$208	$494	$577

Adjusted premiums, fees and other revenues	$793	$910	$2,457	$2,807
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $26 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $50 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $19 million:
•Decrease in interest credited expenses on long duration products
Partially offset by:
•Recurring investment income decreased - lower income on derivatives and lower average invested assets due to business run-off, substantially offset by higher yields on fixed income securities
Volume Growth - Decreased adjusted earnings by $9 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $4 million:
•Favorable morbidity experience in our long-term care business
Largely offset by:
•Unfavorable mortality - higher claim volume and severity in our life business
Notable Items - Increased adjusted earnings by $10 million:
•Current period notable items - favorable impact of $12 million - actuarial assumption review and other insurance adjustments
•Prior period notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $83 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $150 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $78 million:
•Variable investment income increased - higher returns on private equity funds
•Decrease in interest credited expenses on long duration products

Partially offset by:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, substantially offset by higher yields on fixed income securities
Volume Growth - Decreased adjusted earnings by $24 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $7 million:
•Unfavorable mortality - higher claim volume and severity in our life business
Partially offset by:
•Favorable morbidity experience in our long-term care business
•Lower dividend expense due to business run-off
Notable Items - Increased adjusted earnings by $10 million:
•Current period notable items - favorable impact of $12 million - actuarial assumption review and other insurance adjustments
•Prior period notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Total adjusted revenues	$188	$237	$606	$610
Total adjusted expenses	411	511	1,306	1,436
Provision for income tax expense (benefit)	(41)	(79)	(158)	(265)
Adjusted earnings	(182)	(195)	(542)	(561)
Less: Preferred stock dividends	67	67	168	165
Adjusted earnings available to common shareholders	$(249)	$(262)	$(710)	$(726)

Adjusted premiums, fees and other revenues	$92	$112	$309	$355
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Business activities	$20	$13	$56	$52
Net investment income	96	126	290	258
Interest expense on debt	(256)	(266)	(776)	(778)
Corporate initiatives and projects	(8)	(12)	(21)	(58)
Other	(75)	(135)	(249)	(300)
Provision for income tax (expense) benefit and other tax-related items	41	79	158	265
Preferred stock dividends	(67)	(67)	(168)	(165)
Adjusted earnings available to common shareholders	$(249)	$(262)	$(710)	$(726)
Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Adjusted Earnings Available to Common Shareholders - Increased $13 million primarily due to the following:
Business Activities – Increased adjusted earnings by $6 million:
•Lower expenses in certain of our businesses
Net Investment Income - Decreased adjusted earnings by $24 million:
•Variable investment income decreased - lower returns on private equity funds, partially offset by higher returns on corporate debt funds
Partially offset by:
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method and higher returns on FVO securities, partially offset by lower yields on fixed income securities
Interest Expense on Debt - Increased adjusted earnings by $8 million:
•Surplus note repayment at maturity in January and February 2024
•Senior note repayment at maturity and early redemption in April 2024
Partially offset by:
•Senior note issuances in July 2023, March 2024, June 2024 and September 2024

Corporate Initiatives and Projects & Other - Increased adjusted earnings by $50 million:
•Lower corporate-related and employee-related expenses
Taxes - Unfavorable change in Corporate & Other’s taxes:
•Lower tax preferenced items, primarily due to the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by foreign earnings taxed at different rates than the U.S. statutory rate
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Adjusted Earnings Available to Common Shareholders - Increased $16 million primarily due to the following:
Net Investment Income - Increased adjusted earnings by $25 million:
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method, higher returns on FVO securities and higher average invested assets, partially offset by lower yields on fixed income securities
Corporate Initiatives and Projects & Other – Increased adjusted earnings by $69 million:
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

	Selected Country Fixed Maturity Securities AFS at September 30, 2024
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	122	16	95	233
Peru	88	2	210	300
Ukraine	31	—	1	32
Russian Federation	10	—	—	10
Total	$251	$18	$306	$575
Investment grade %	75.5%	94.2%	81.4%	79.3%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL, and estimated fair value, net of purchased and written credit default swaps, of these securities were $639 million, $592 million and $398 million, respectively, at September 30, 2024. The notional value and estimated fair value of the net purchased credit default swaps were $177 million and ($3) million, respectively, at September 30, 2024.

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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net investment income — GAAP	$5,227	$4,825	$15,868	$14,542
Investment hedge adjustments	129	232	477	759
Unit-linked investment income	(147)	(4)	(908)	(603)
Other	(66)	3	(66)	4
Adjusted net investment income (1)	$5,143	$5,056	$15,371	$14,702
__________________
(1)See “Financial Measures and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.52%	$3,357	4.19%	$3,123	4.43%	$9,763	4.14%	$9,258
Net mortgage loans (3)	5.32	1,097	5.18	1,094	5.29	3,293	5.07	3,226
Real estate and real estate joint ventures	1.67	57	(0.31)	(11)	(0.65)	(65)	(0.54)	(53)
Policy loans	5.72	116	5.52	120	5.57	339	5.42	358
Equity securities	3.47	4	4.14	5	4.79	18	3.65	27
Other limited partnership interests	2.45	87	5.56	206	6.62	713	4.17	457
Cash and short-term investments	5.23	257	6.38	220	5.06	712	5.78	582
Other invested assets	—	312	—	420	—	1,046	—	1,256
Investment income	4.75%	5,287	4.68%	5,177	4.77%	15,819	4.55%	15,111
Investment fees and expenses	(0.13)	(144)	(0.11)	(121)	(0.14)	(448)	(0.12)	(409)
Net investment income including divested businesses (4)	4.62%	5,143	4.57%	5,056	4.63%	15,371	4.43%	14,702
Less: net investment income from divested businesses (4)		—		—		—		—
Adjusted net investment income		$5,143		$5,056		$15,371		$14,702
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

(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $76 million and ($17) million for the three months ended September 30, 2024 and 2023, respectively, and $183 million and $81 million for the nine months ended September 30, 2024 and 2023, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	September 30, 2024		December 31, 2023
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$213,609	72.7%	$209,616	74.5%
Privately-placed	80,170	27.3	71,796	25.5
Total fixed maturity securities AFS	$293,779	100.0%	$281,412	100.0%
Percentage of cash and invested assets	61.6%		60.3%
Equity securities
Publicly traded	$494	66.2%	$506	66.8%
Privately-held	252	33.8	251	33.2
Total equity securities	$746	100.0%	$757	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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

	September 30, 2024
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,650	5.7%	$430	57.6%
Level 2
Independent pricing sources	241,373	82.1	71	9.6
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	241,373	82.1	74	10.0
Level 3
Independent pricing sources	27,571	9.4	33	4.4
Internal matrix pricing or discounted cash flow techniques	7,586	2.6	206	27.6
Independent broker quotations	599	0.2	3	0.4
Significant unobservable inputs	35,756	12.2	242	32.4
Total at estimated fair value	$293,779	100.0%	$746	100.0%
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2024: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the three months ended September 30, 2024, Level 3 fixed maturity securities AFS increased by $608 million, or 1.7%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), offset by transfers out of Level 3 in excess of transfers into Level 3. During the nine months ended September 30, 2024, Level 3 fixed maturity securities AFS increased by $2.8 billion, or 8.5%. The increase was driven by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss), offset by transfers out of Level 3 in excess of transfers into Level 3.
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

		September 30, 2024				December 31, 2023
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$216,622	$(13,062)	$203,560	69.3%	$209,232	$(14,510)	$194,722	69.2%
Baa	2	79,025	(1,994)	77,031	26.2	77,534	(3,854)	73,680	26.2
Subtotal investment grade		295,647	(15,056)	280,591	95.5	286,766	(18,364)	268,402	95.4
Ba	3	9,690	(24)	9,666	3.3	10,694	(395)	10,299	3.7
B	4	3,365	(234)	3,131	1.1	2,491	(120)	2,371	0.8
Caa and lower	5	437	(106)	331	0.1	280	(22)	258	0.1
In or near default	6	105	(45)	60	—	140	(58)	82	—
Subtotal below investment grade		13,597	(409)	13,188	4.5	13,605	(595)	13,010	4.6
Total fixed maturity securities AFS		$309,244	$(15,465)	$293,779	100.0%	$300,371	$(18,959)	$281,412	100.0%

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
September 30, 2024
U.S. corporate	$45,157	$34,202	$3,931	$1,310	$230	$21	$84,851
Foreign corporate	20,033	32,860	3,380	436	24	19	56,752
Foreign government	35,900	5,316	1,561	1,293	48	14	44,132
U.S. government and agency	34,294	382	—	—	—	—	34,676
RMBS	33,559	1,322	324	54	3	2	35,264
ABS & CLO	14,371	2,699	384	38	26	2	17,520
Municipals	10,563	208	27	—	—	—	10,798
CMBS	9,683	42	59	—	—	2	9,786
Total fixed maturity securities AFS	$203,560	$77,031	$9,666	$3,131	$331	$60	$293,779
Percentage of total	69.3%	26.2%	3.3%	1.1%	0.1%	—%	100.0%

December 31, 2023
U.S. corporate	$42,892	$31,942	$4,093	$1,602	$158	$30	$80,717
Foreign corporate	19,519	32,144	3,300	458	9	14	55,444
Foreign government	37,024	5,727	2,410	245	52	31	45,489
U.S. government and agency	31,876	376	—	—	—	—	32,252
RMBS	28,381	602	68	40	3	2	29,096
ABS & CLO	14,345	2,548	345	26	26	4	17,294
Municipals	10,974	168	29	—	—	—	11,171
CMBS	9,711	173	54	—	10	1	9,949
Total fixed maturity securities AFS	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412
Percentage of total	69.2%	26.2%	3.7%	0.8%	0.1%	—%	100.0%

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either September 30, 2024 or December 31, 2023. The top 10 holdings comprised 1% of total investments at both September 30, 2024 and December 31, 2023. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	September 30, 2024		December 31, 2023
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,859	23.2%	$32,142	23.5%
Consumer (cyclical and non-cyclical)	28,479	20.1	28,391	20.9
Utility	26,416	18.7	24,058	17.7
Industrial (basic, capital goods and other)	15,228	10.8	14,240	10.5
Transportation	12,906	9.1	12,132	8.9
Communications	10,071	7.1	10,048	7.4
Energy	7,948	5.6	7,917	5.8
Technology	4,518	3.2	4,262	3.1
Other	3,178	2.2	2,971	2.2
Total	$141,603	100.0%	$136,161	100.0%
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $62.6 billion and $56.3 billion of Structured Products, at estimated fair value, at September 30, 2024 and December 31, 2023, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$22,425	63.6%	$(639)	$16,704	57.4%	$(1,268)
Pass-through mortgage-backed securities	12,839	36.4	(857)	12,392	42.6	(1,114)
Total RMBS	$35,264	100.0%	$(1,496)	$29,096	100.0%	$(2,382)
Risk profile
Agency	$21,089	59.9%	$(1,239)	$18,472	63.5%	$(1,650)
Non-Agency
Prime and prime investor	6,537	18.5	(208)	4,827	16.6	(435)
Non-qualified residential mortgage (“NQM”) and alternative (“Alt-A”)	1,839	5.2	(7)	1,760	6.0	(75)
Reperforming and sub-prime	3,773	10.7	(39)	2,622	9.0	(167)
Other (1)	2,026	5.7	(3)	1,415	4.9	(55)
Subtotal Non-Agency	14,175	40.1%	(257)	10,624	36.5%	(732)
Total RMBS	$35,264	100.0%	$(1,496)	$29,096	100.0%	$(2,382)
Ratings profile
Rated Aaa and Aa	$30,153	85.5%		$25,307	87.0%
Designated NAIC 1	$33,559	95.2%		$28,384	97.6%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	September 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Vehicle and equipment loans	$1,519	8.6%	$3	$1,605	9.2%	$(23)
Digital infrastructure	1,744	10.0	(18)	1,376	8.0	(77)
Consumer loans	1,102	6.3	(27)	944	5.5	(78)
Credit card	1,106	6.3	14	904	5.2	(4)
Franchise	851	4.9	(26)	852	4.9	(65)
Student loans	689	3.9	(31)	702	4.1	(58)
Other (1)	3,086	17.6	(147)	3,038	17.6	(241)
Total ABS	$10,097	57.6%	$(232)	$9,421	54.5%	$(546)
CLO (2)	$7,423	42.4%	$12	$7,873	45.5%	$(63)
Total ABS & CLO	$17,520	100.0%	$(220)	$17,294	100.0%	$(609)

ABS ratings profile
Rated Aaa and Aa	$3,856	38.2%		$3,970	42.1%
Designated NAIC 1	$7,717	76.4%		$7,227	76.7%
CLO ratings profile
Rated Aaa and Aa	$5,516	74.3%		$5,913	75.1%
Designated NAIC 1	$6,654	89.6%		$7,118	90.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,372	53.5%		$9,883	57.1%
Designated NAIC 1	$14,371	82.0%		$14,345	82.9%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	September 30, 2024			December 31, 2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$5,473	56.1%	$(262)	$6,102	61.3%	$(643)
Single asset and single borrower	2,215	22.6	(73)	1,997	20.1	(136)
Agency	660	6.7	(69)	735	7.4	(93)
Commercial real estate collateralized loan obligations	347	3.5	(3)	437	4.4	(9)
Other	1,091	11.1	40	678	6.8	(7)
Total CMBS	$9,786	100.0%	$(367)	$9,949	100.0%	$(888)
Ratings profile
Rated Aaa and Aa	$7,813	79.8%		$8,262	83.0%
Designated NAIC 1	$9,682	98.9%		$9,710	97.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the nine months ended September 30, 2024.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.2 billion and $13.8 billion at September 30, 2024 and December 31, 2023, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 and Note 11 of the Notes to the Consolidated Financial Statements included in the 2023 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $650 million and $362 million at September 30, 2024 and December 31, 2023, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $675 million and $371 million at September 30, 2024 and December 31, 2023, respectively.

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
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2024				December 31, 2023
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$50,478	60.4%	$464	0.9%	$52,111	61.5%	$295	0.6%
Agricultural	19,210	23.0	134	0.7%	19,559	23.1	171	0.9%
Residential	13,844	16.6	161	1.2%	13,096	15.4	182	1.4%
Total	$83,532	100.0%	$759	0.9%	$84,766	100.0%	$648	0.8%
_________________
(1)Does not include mortgage loans originated for third parties of $7.7 billion at amortized cost ($7.5 billion commercial and $259 million agricultural) and the related ACL of $88 million at September 30, 2024, and $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million at December 31, 2023.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 86% are collateralized by properties located in the U.S., with the remaining 14% collateralized by properties located primarily in Mexico, the U.K. and Australia at September 30, 2024. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 15%, 8% and 7%, respectively, of total net commercial and agricultural mortgage loans at September 30, 2024. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 90% collateralized by properties located in the U.S., and the remaining 10% collateralized by properties located in Chile, at September 30, 2024. The carrying values of our residential mortgage loans located in California, Florida and New York were 33%, 10% and 7%, respectively, of total residential mortgage loans at September 30, 2024.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,745	17.3%	$9,016	17.3%
Non-U.S.	8,593	17.0	8,933	17.1
Middle Atlantic	6,999	13.9	7,477	14.3
South Atlantic	6,459	12.8	6,637	12.7
West South Central	3,455	6.9	3,472	6.7
New England	2,838	5.6	2,859	5.5
Mountain	2,217	4.4	2,193	4.2
East North Central	1,543	3.1	1,822	3.5
East South Central	608	1.2	654	1.3
West North Central	472	0.9	613	1.2
Multi-Region and Other	8,549	16.9	8,435	16.2
Total amortized cost	$50,478	100.0%	$52,111	100.0%
Less: ACL	464		295
Carrying value, net of ACL	$50,014		$51,816
Property Type
Office	$18,861	37.4%	$19,651	37.7%
Apartment	10,750	21.3	11,974	23.0
Retail	7,273	14.4	7,218	13.9
Industrial	5,313	10.5	5,275	10.1
Single Family Rental	5,141	10.2	4,728	9.1
Hotel	3,051	6.0	3,140	6.0
Other	89	0.2	125	0.2
Total amortized cost	$50,478	100.0%	$52,111	100.0%
Less: ACL	464		295
Carrying value, net of ACL	$50,014		$51,816
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

LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 68% and 64% at September 30, 2024 and December 31, 2023, respectively, and our average DSCR was 2.2x and 2.3x at September 30, 2024 and December 31, 2023, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 47% at both September 30, 2024 and December 31, 2023. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $50.5 billion at amortized cost at September 30, 2024 by key credit quality indicators of LTV and DSCR was as follows:

	September 30, 2024
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	46.2%	2.3%	2.0%	50.5%
65% - 75%	17.9%	1.3%	0.3%	19.5%
76% - 80%	6.8%	0.3%	—%	7.1%
>80%	15.8%	4.0%	3.1%	22.9%
Total	86.7%	7.9%	5.4%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.2 billion at amortized cost at September 30, 2024 by the key credit quality indicator of LTV was as follows:

September 30, 2024
LTV	Total
<65%	93.3%
65% - 75%	6.0%
76% - 80%	0.2%
>80%	0.5%
Total	100.0%
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
The carrying value of our real estate investments was $13.7 billion and $13.3 billion at September 30, 2024 and December 31, 2023, respectively, or 2.9% of cash and invested assets at both September 30, 2024 and December 31, 2023.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.8 billion unrealized gain position at September 30, 2024.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analyses, we recorded impairment (loss) of $17 million for the nine months ended September 30, 2024. There was no impairment (loss) recognized on our real estate investments for the nine months ended September 30, 2023.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At September 30, 2024 and December 31, 2023, the carrying value of other limited partnership interests was $14.2 billion and $14.8 billion, which included $18 million and $27 million of hedge funds, respectively. Other limited partnership interests were 3.0% and 3.2% of cash and invested assets at September 30, 2024 and December 31, 2023, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2024		December 31, 2023
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,172	41.5%	$8,737	48.0%
Direct financing leases	1,296	6.6	1,304	7.2
Annuities funding structured settlement claims	1,249	6.3	1,256	6.9
Operating joint ventures (1)	1,620	8.2	1,142	6.3
Company-owned life insurance policies	1,072	5.4	1,036	5.7
Tax credit and renewable energy partnerships	737	3.7	1,034	5.7
Federal Home Loan Bank of New York (“FHLBNY”) common stock	715	3.6	714	3.9
Leveraged leases	653	3.3	689	3.8
Funds withheld	469	2.4	436	2.4
Other	3,723	19.0	1,854	10.1
Total	$19,706	100.0%	$18,202	100.0%
Percentage of cash and invested assets	4.1%		3.9%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 19 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at September 30, 2024 and December 31, 2023. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”
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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2024 and December 31, 2023.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and nine months ended September 30, 2024 and 2023.
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At September 30, 2024 and December 31, 2023, our short-term liquidity position was $20.2 billion and $19.2 billion, respectively, and liquid assets were $182.7 billion and $182.6 billion, respectively.
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

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Sources:
Operating activities, net	$9,987	$8,539
Net change in PABs	2,535	3,493
Long-term debt issued	1,547	2,003
Other, net	140	—
Total sources	14,209	14,035
Uses:
Investing activities, net	6,129	10,822
Net change in payables for collateral under securities loaned and other transactions	394	2,927
Long-term debt repaid	1,742	1,027
Collateral financing arrangement repaid	108	65
Derivatives with certain financing elements and other derivative-related transactions, net	41	170
Net change in mortgage loan secured financing	431	385
Treasury stock acquired in connection with share repurchases	2,801	2,244
Dividends on preferred stock	168	165
Dividends on common stock	1,149	1,180
Other, net	—	97
Effect of change in foreign currency exchange rates on cash and cash equivalents	120	236
Total uses	13,083	19,318
Net increase (decrease) in cash and cash equivalents	$1,126	$(5,283)
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
Credit and Committed Facilities
At September 30, 2024, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at September 30, 2024 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$297	$—	$2,703

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,493	—	403
Total Committed Facilities	$3,246	$2,843	$—	$403
The following table summarizes our outstanding debt at:

	September 30, 2024	December 31, 2023
	(In millions)
Short-term debt (1)	$404	$119
Long-term debt (2)	$15,278	$15,548
Collateral financing arrangement	$529	$637
Junior subordinated debt securities	$3,163	$3,161
__________________
(1)Includes $404 million and $119 million of short-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at September 30, 2024 and December 31, 2023, respectively. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $376 million and $442 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at September 30, 2024 and December 31, 2023, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2024.

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
For the nine months ended September 30, 2024 and 2023, MetLife, Inc. paid dividends on its preferred stock of $168 million and $165 million, respectively. For the nine months ended September 30, 2024 and 2023, MetLife, Inc. paid dividends on its common stock of $1.1 billion and $1.2 billion, respectively.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2024 and 2023, general account surrenders and withdrawals from annuity products were $1.3 billion and $1.4 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2024, there were funding agreements totaling $127 million that could be put back to the Company.

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
Liquid Assets
At September 30, 2024 and December 31, 2023, MetLife holding companies had $4.5 billion and $5.2 billion, respectively, in liquid assets. Of these amounts, $3.6 billion and $4.2 billion were held by MetLife, Inc. and $911 million and $1.0 billion were held by other MetLife holding companies at September 30, 2024 and December 31, 2023, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
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

The table below sets forth the dividends permitted to be paid in 2024 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2024:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$2,738	$3,476
American Life Insurance Company	$1,090	$945
Metropolitan Tower Life Insurance Company	$184	$373
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2024, MetLife, Inc. also received from certain other subsidiaries cash dividends of $29 million, as well as cash returns of capital of $16 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2024	December 31, 2023
	(In millions)
Long-term debt — unaffiliated	$14,594	$14,516
Long-term debt — affiliated	$1,566	$1,585
Junior subordinated debt securities	$2,470	$2,468
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

Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2024 and 2023, MetLife, Inc. invested a net amount of $224 million and $430 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $505 million and $305 million at September 30, 2024 and December 31, 2023, respectively.
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2024	3,749,127	$72.74	3,749,127	$2,802,494,218
August 1 — August 31, 2024	3,930,057	$71.94	3,930,057	$2,519,747,093
September 1 — September 30, 2024	2,821,319	$77.40	2,821,319	$2,301,369,458
Total	10,500,503		10,500,503
__________________
(1)During the periods July 1 — July 31, 2024, August 1 — August 31, 2024 and September 1 — September 30, 2024, separate account index funds purchased 0 shares, 0 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2024, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At September 30, 2024, MetLife, Inc. had $2.3 billion of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, reflects the applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2023 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

10.1	Sign-on Payments Letter, dated May 16, 2024, effective August 1, 2024, between MetLife Group, Inc. and Shurawl M. Sibblies.*					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
______________

*Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Tamara L. Schock
Name: Tamara L. Schock Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 1, 2024