Form 10-K
period 2024-12-31
METLIFE INC
filed 2025-02-21
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2024 was approximately $49.4 billion.
At February 13, 2025, 681,228,028 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 17, 2025, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2024.

As used in this Form 10-K, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates.
Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give expectations or forecasts of future events and do not relate strictly to historical or current facts. They use words and terms such as “anticipate,” “are confident,” “assume,” “believe,” “continue,” “could,” “estimate,” “expect,” “if,” “intend,” “likely,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will,” “would” and other words and terms of similar meaning or that are otherwise tied to future periods or future performance, in each case in all derivative forms. They include statements relating to strategy, goals and expectations concerning our market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. By their nature, forward-looking statements: speak only as of the date they are made; are not statements of historical fact or guarantees of future performance; and are subject to risks, uncertainties, assumptions or changes in circumstances that are difficult to predict or quantify. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs and projections will result or be achieved and actual results may vary materially from what is expressed in or indicated by the forward-looking statements.
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
(29) failure to protect confidentiality, integrity or availability of systems or data or other cybersecurity or disaster recovery failures;
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
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. We hold leading market positions in the United States (“U.S.”), Asia, Latin America, Europe and the Middle East. We are also one of the largest institutional investors in the U.S. with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures, other limited partnerships and equity securities.
We believe that our trusted global brand, diversified and resilient business, and position as a leader in attractive markets are the powers of our business. Over the next five years we will execute on our New Frontier strategy, which was designed to accelerate growth across our global platform while delivering attractive returns and all-weather performance. New Frontier builds upon the success of our Next Horizon strategy, which we implemented in 2019, with an aim to focus, simplify and differentiate the Company.
Under our New Frontier strategy, we intend to leverage the Company’s strengths to prioritize growth across four key areas of opportunity:

•Extend our leadership in Group Benefits;

•Capitalize on our unique retirement platform;

•Accelerate our growth in Asset Management; and

•Expand in high growth international markets.
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

In the fourth quarter of 2024, MetLife and General Atlantic, L.P. (“General Atlantic”) announced the formation of a life and annuity reinsurance company, Chariot Reinsurance, Ltd. (“Chariot Re”) which is expected to launch in the first half of 2025, subject to regulatory approvals and other closing conditions. MetLife will own an equity interest in Chariot Re. MetLife is targeting ceding a block of liabilities composed of structured settlement annuity contracts and group annuity contracts associated with pension risk transfers to Chariot Re. MetLife Investment Management and General Atlantic will exclusively provide global investment management services to Chariot Re.

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
Our Group Benefits segment, based in the U.S., offers life insurance, dental, group short- and long-term disability, paid family and medical leave, individual disability, accidental death and dismemberment (“AD&D”) insurance, accident & health insurance, and vision, as well as prepaid legal plans and pet insurance. We also sell administrative services-only (“ASO”) arrangements to some employers.
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
We have entered into arrangements with third parties to expand opportunities to market and distribute Group Benefits products and services. We also sell Group Benefits products and services through sponsoring associations and affinity groups and provide life, dental, accident & health, and vision coverage to certain employees of the U.S. Government. We have longstanding relationships with these employees and continue to cultivate and expand them through additional product offerings.
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

• Private floating rate funding agreements are generally privately placed, unregistered investment contracts issued as general account obligations with interest credited based on a specified rate or agreed upon short-term benchmark rate. These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

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
Funded Reinsurance Solutions
Funded reinsurance is a risk mitigation tool for insurance companies that write pension risk transfer business primarily in the U.K. It provides a single-premium reinsurance solution that transfers both the longevity risk and investment risk associated with U.K. bulk pensions.

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
In Japan, our face-to-face channels, including both career and general agency, continue to be critical to our overall distribution strategy, catering to various needs of individual retail customers. Outside of Japan, our distribution strategies vary by market and leverage a combination of career and general agencies and bancassurance. In select markets, we also use independent brokers for retail sales and our employee sales force to sell group products.

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
MetLife Holdings
This segment consists of operations relating to products and businesses that we no longer actively market in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities, and long-term care insurance. It also includes an in-force block of assumed variable annuity guarantees from a third party. See Note 9 of the Notes to the Consolidated Financial Statements for information on a reinsurance transaction that closed in November 2023.

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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s institutional investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
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

Reinsurance Activity
We enter into reinsurance agreements primarily as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for some pension products and insurance products issued by third parties. We purchase reinsurance in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. Our reinsurance covers individual risks, group risks, or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess, or catastrophe excess basis. The extent of our retained risks depends on our risk evaluation, subject, in certain circumstances, to maximum retention limits based on our risk appetite. We also cede first dollar mortality risk under certain contracts. We reinsure both mortality and other risks. We obtain reinsurance for capital requirement purposes and when its economic impact makes it appropriate to do so.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the federal role in regulating businesses such as ours, including in the following ways:
•    The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFI”) subject to supervision by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York.
•    The Federal Insurance Office (“FIO”) within the Department of the Treasury may participate in the negotiations of international insurance agreements with foreign regulators for the U.S., collect information about the insurance industry, and recommend prudential standards.
•    If an entity such as MetLife, Inc. or another non-insurance financial institution faces insolvency or threat of default significantly impacting U.S. financial stability, the Federal Deposit Insurance Corporation (“FDIC”) could liquidate it as a receiver. In that case, the Bankruptcy Code, which ordinarily governs liquidations, would not apply. The FDIC’s purpose would be mitigating the systemic risks the institution’s failure poses, rather than adhering to traditional bankruptcy objectives, possibly resulting in different creditor treatment. However, state insurance laws would continue to apply to an insurance company resolution.
•    Dodd-Frank provisions may also affect the investments and investment activities of MetLife, Inc. and its subsidiaries, including imposing federal regulation of such activities.

In 2023, the FSOC adopted final guidance establishing a new process for designating certain financial companies as non-bank SIFIs. This revised approach evaluates risk factors such as leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening FSOC’s procedures for designating certain financial companies as non-bank SIFIs, thereby subjecting such companies to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict the potential impact of these changes.
The Competitive Health Insurance Reform Act amended the McCarran-Ferguson Act, extending U.S. antitrust laws to encompass the “business of health insurance” and broadening U.S. regulatory authority accordingly. Consequently, we anticipate increased regulatory oversight and litigation risk for U.S. products, including dental and vision. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Health Care Regulation
Demand for and pricing of products is subject to tax uncertainty. Federal health care statutes and corresponding regulations have increased costs unpredictably for certain products and may have additional adverse effects. They have also harmed our competitive position, as these rules have a disparate impact on our products compared to products offered by our not-for-profit competitors. See “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
U.S. Insurance Holding Company Regulation
We are subject to U.S. state insurance holding company laws and regulations that are generally based on the National Association of Insurance Commissioners’ (“NAIC”) Insurance Holding Company System Regulatory Act and Regulation. These vary by jurisdiction, but generally require a controlled insurance company (an insurer that is a subsidiary of an insurance holding company) to register and file reports with state regulatory authorities about its capital structure, ownership, financial condition, intercompany transactions, and general business operations. Furthermore, state holding company laws require the ultimate controlling person of a U.S. insurer to file an annual enterprise risk report with the lead state of the insurance holding company system. This report identifies risks likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. Each of our insurance subsidiaries’ domiciliary states has implemented these requirements. The holding company laws also authorize state insurance commissioners to act as global group-wide supervisors for internationally active insurance groups (“IAIGs”). All states have adopted laws and regulations enhancing group-wide supervision.
State Insurance Regulation
Each of MetLife’s U.S. insurance subsidiaries is licensed and regulated in its jurisdiction of domicile and/or in each jurisdiction where it conducts insurance business. The extent of insurance regulation in such jurisdictions varies, but most jurisdictions regulate the financial aspects and business conduct of insurers through broad administrative powers, including: (i) licensing companies and agents to transact business; (ii) regulating certain premium rates; (iii) reviewing and approving certain policy forms, including required policyholder disclosures; (iv) establishing statutory capital and reserve requirements and solvency standards; and (v) with respect to jurisdictions of domicile, restricting dividend payments and other transactions between affiliates.
Each of our insurance subsidiaries must file reports, generally including detailed annual financial statements, with insurance regulators in each jurisdiction where it does business. Such authorities will periodically examine their books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. Except for this consent order and other items as described in Note 24 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2024, 2023 and 2022, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.

Organizations like the NAIC encourage insurance supervisors to establish Supervisory Colleges to facilitate cooperation among insurance supervisors to enhance their understanding of risk profiles of U.S.-based insurance groups with international operations. MetLife’s lead state regulator, the NYDFS, annually chairs Supervisory College meetings that MetLife’s key U.S. and non-U.S. regulators attend.
Surplus and Capital
Insurers must maintain their capital and surplus at or above minimum levels set in their respective jurisdictions. Regulators possess discretionary authority to limit or prohibit an insurer’s sales to policyholders if the insurer fails to meet these standards or if they find that the further transaction of business would be hazardous to policyholders. For developments that could affect our ratio of free cash flow to adjusted earnings results, and thus our surplus and capital, see “Risk Factors.”
Dividend Restrictions
State insurance statutes typically restrict the dividends or other distributions an insurance company subsidiary may pay to its parent company and limit transactions between an insurer and its affiliates. Dividends exceeding prescribed limits and transactions above a specified size between an insurer and its affiliates require domiciliary insurance regulator approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 19 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
Risk-Based Capital
Most of our U.S. insurance subsidiaries are subject to risk-based capital (“RBC”) requirements. RBC is calculated annually based on a formula that considers various asset, premium, claim, expense and statutory reserve items, reflecting asset, insurance, interest rate, and market and business risk characteristics. Regulators use this formula as an early warning tool to identify inadequately capitalized insurers. See “Statutory Equity and Income” in Note 19 of the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Capital — Statutory Capital and Dividends.”
We calculate our internally defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries, including annual Special Considerations Letters (“SCL"), as discussed below. Our Statement-Based Combined RBC Ratio was in excess of 360% and in excess of 380% at December 31, 2024 and 2023, respectively. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 380% and in excess of 400% at December 31, 2024 and 2023, respectively.
NAIC developments related to the RBC framework are described below.
•    RBC Revisions. The NAIC approved an RBC update for mortality risk that took effect at year-end 2022, which had a modest positive impact on our reported RBC ratios. In 2023, the NAIC increased the RBC factor for structured security residual tranches from 30% to 45%, which became effective for year-end 2024 RBC filings and had an immaterial impact on RBC. The NAIC is currently reviewing the RBC treatment of collateralized loan obligations (“CLOs”). See “— Investments” for additional information.
•    Bond Project. The NAIC adopted a new, principles-based definition of a bond that became effective in certain statutory accounting guidance as of January 1, 2025. This will result in new reporting and disclosure requirements, and will lead to categorical changes associated with these investments in the regulatory reports. These changes are not expected to have a material impact on RBC.
•    Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance is effective until December 31, 2025 and permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes had an immaterial impact on RBC. The NAIC is developing a long-term solution for this issue.

•Group Capital Calculation. The NAIC’s group capital calculation (“GCC”) tool uses an RBC aggregation methodology for all entities within an insurance holding company system, including non-U.S. entities. The annual GCC filing requirement is now mandated by the majority of states, including New York, our lead state regulator, and most of our U.S. subsidiaries’ domiciliary states. We cannot predict what impact this regulatory tool may have on our business.
Investments
State insurance laws and regulations limit how much our U.S. insurance subsidiaries can invest in certain asset categories, such as below investment grade fixed income securities, real estate equity, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
The NAIC is focused on enhancing regulatory oversight of insurers’ investments in complex assets, such as structured securities. In connection with evaluating the risks of investing in leveraged loans and CLOs, the NAIC Purposes and Procedures Manual provides that the NAIC Structured Securities Group (“SSG”) will assign risk weights to CLOs using its own modeling rather than credit ratings. The SSG will model CLO investments and evaluate tranche-level losses across all debt tranches under various collateral stress scenarios to minimize RBC arbitrage. The NAIC’s goal is to ensure that the aggregate RBC factor for owning all tranches of a CLO is similar to that required for owning all of the underlying loan collateral. Insurers are required to begin reporting the financially modeled NAIC designations for CLOs with their year-end 2025 financial statement filings. The NAIC is collaborating with interested parties to refine the process for modeling CLO investments.
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
In early 2024, the NAIC launched an initiative to address declines in reserve requirements following certain offshore reinsurance transactions, which could lead the NAIC to propose higher reserve requirements for cedants that are parties to certain offshore reinsurance treaties.
We use capital markets solutions through captives to fund a portion of our statutory reserve requirements for several products, such as level premium term life products and MLIC’s closed block, which are subject to the NAIC’s Valuation of Life Insurance Policies Model Regulation (commonly referred to as Regulation XXX), and universal and variable life policies with secondary guarantees subject to NAIC Actuarial Guideline 38 (commonly referred to as Guideline AXXX). NAIC Actuarial Guideline 48 (“AG 48”) enhances the statutory financial statement disclosure of an insurer's use of captives and narrows permissible assets backing statutory reserves. The NAIC’s Term and Universal Life Insurance Reserve Financing Model Regulation codifies the same substantive requirements as AG 48. States must either adopt the model regulation or use AG 48 to satisfy the NAIC accreditation requirement.
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
In addition, the NYDFS issues SCLs to New York-licensed insurance companies, including MLIC, that affect year-end asset adequacy testing. An SCL could mandate assumption changes that would require us to increase, or influence our decision to release, certain asset adequacy reserves, which could materially impact our statutory capital and surplus. See “Statutory Equity and Income” in Note 19 of the Notes to the Consolidated Financial Statements.
Many of our non-U.S. insurance operations must also analyze the adequacy of their statutory reserves. In most of those cases, a locally qualified actuary must submit an adequacy analysis, although regulatory and actuarial analytic standards vary widely.

Adjusting Non-Guaranteed Elements of Life Insurance Products
New York’s Insurance Regulation 210 sets standards for the determination and any readjustment of non-guaranteed elements (“NGEs”) that may vary at the insurer’s discretion for life insurance policies and annuity contracts delivered or issued for delivery in New York. NGEs include cost of insurance for universal life insurance policies, as well as interest crediting rates for annuities and universal life insurance policies. The regulation requires insurers to notify policyholders in advance of any change in NGEs that is adverse to policyholders and, with respect to life insurance, to notify the NYDFS prior to any such changes. The regulation generally prohibits insurers from increasing profit margins for in-force policies or adjusting NGEs in order to recoup past losses.
Guaranty Associations
Many jurisdictions require our insurance subsidiaries to participate in guaranty associations that pay insurance benefits owed by insolvent or failed insurers. These associations levy assessments on member insurers based on the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer engaged. We have established liabilities for guaranty fund assessments that we consider adequate.
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
Solvency Regimes
Our EEA insurance business is subject to the Solvency II Directive, governing capital adequacy, risk management and regulatory reporting. Solvency II harmonizes insurance regulation across the European Union (“EU”). Its capital requirements are forward-looking and based on the risk profile of each individual insurance company in order to promote comparability, transparency and competitiveness.
The U.K. and EU have completed reviews of their solvency regimes. The new U.K. rules were effective at the end of 2024. For the EU, we expect detailed guidance to be completed in 2025, with compliance beginning in 2027.
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

In China, the business of our joint venture (as well as the industry) has implemented China Risk Oriented Solvency System (“C-ROSS”), a risk-based solvency regime. Like Solvency II, C-ROSS focuses on risk management and has three pillars (strengthen quantitative capital requirements, enhance qualitative supervision and establish a governance and market discipline process). In 2021, the China Banking and Insurance Regulatory Commission (“CBIRC”) issued C-ROSS Phase II rules, further enhancing the C-ROSS system. CBIRC has adopted a transition period approach based on actual circumstances, with full implementation to be in place by no later than 2026. In 2023, China’s State Council created the National Financial Regulatory Administration (“NFRA”) to oversee regulation of the financial sector. NFRA has replaced its predecessor, CBIRC.
Korea’s Financial Supervisory Service implemented a new solvency system in 2023. This system reflects the International Association of Insurance Supervisors (“IAIS”) global Insurance Capital Standard and incorporates certain product portfolio and other features specific to the Korean market and includes mark-to-market valuation.
IAIS
The IAIS is a voluntary membership association of insurance supervisors and regulators. It is the global standard-setting body responsible for developing and assisting in the implementation of principles, standards and guidance, as well as supporting material, for the supervision of the insurance sector. As a member of the Financial Stability Board (“FSB”), the IAIS helps to manage systemic risk globally. The IAIS’s holistic framework assesses and mitigates systemic risk in the global insurance sector. The framework monitors vulnerabilities at jurisdictional and global levels to address any such risk through the application of enhanced supervisory measures based on existing insurance core principles and the common framework for supervision of IAIGs. In 2022, the FSB endorsed this framework and stopped designating global systemically important insurers.
An IAIS proposal becomes effective when it is enacted through legislation or regulation in the applicable jurisdiction. Accordingly, the impact on MetLife, Inc. of the IAIS’s global proposals is uncertain.
Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation
We are subject to a variety of laws and regulations at the local, state, federal and international levels regarding the handling of personal information, including health-related and customer information and employee data. Various laws in the U.S. and globally require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly across jurisdictions. Furthermore, we must comply with laws and regulations governing the security and integrity of our information systems, many of which require comprehensive information security programs, and mandatory notifications to affected individuals and regulators in the event of security breaches and other cyber incidents. Increasing cybersecurity risks and threats from various actors have increased regulatory focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.
Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology. Entities under the NYDFS’s jurisdiction, such as our insurance entities licensed in New York, must conduct risk assessments of their information systems and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of such systems and data. The Regulation mandates, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”); (v) oversight of third party service providers; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities that fail to comply with the Regulation may be subject to NYDFS enforcement actions, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2023, the NYDFS adopted amendments to the Regulation, including: (a) implementing additional governance and oversight measures; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a cyber-ransom payment; and (d) requiring enhancements to written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The majority of the new requirements became effective in 2024. We cannot predict what effect the amended Regulation will have on our business or compliance costs.

The NAIC’s Insurance Data Security Model Law (the “Cybersecurity Model Law”) requires insurers to develop and maintain a risk-based information security program, establish data security standards and notify insurance commissioners of certain cybersecurity events. Certain of our insurance subsidiaries’ domiciliary states have adopted the Cybersecurity Model Law, and more may adopt it in the future. Additional compliance efforts may present an increasing demand on our systems and resources, and require significant new and ongoing investments in compliance processes, personnel, and technical infrastructure.
Privacy and Data Protection
In the U.S., we are subject to state laws imposing obligations on the processing of personal information and providing consumers specific rights over such information. For instance, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, imposing additional rights and obligations. While a significant portion of our business is exempted from the CCPA, the Health Insurance Portability and Accountability Act and other state insurance laws to which we are subject grant similar rights to insureds.
Additional states either have proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, several of these state laws include broad entity-wide exemptions for financial institutions. The NAIC is also developing amendments to update its Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments, which are expected to be finalized in 2025, are expected to expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers.
Outside of the U.S., our subsidiaries are subject to various data protection regimes, including the General Data Protection Regulation (EU) 2016/679 (“GDPR”), which imposes strict requirements for controllers and processors of personal data and on transfers of personal data outside of the EEA to countries which have not been deemed “adequate” by the European Commission.
Following the U.K.’s exit from the EU, data privacy law in the U.K. includes the GDPR as assimilated (formally retained) in U.K. law. The interpretation of the U.K. GDPR may eventually start to differ from the GDPR, and ensuring compliance with each is, and will remain, an ongoing commitment that involves substantial costs. We are also subject to increasingly restrictive laws in other jurisdictions that address and impose strict requirements on cross-border data transfers.
Innovation and Technology
As a result of increased innovation and technology, the NAIC and insurance regulators are focused on the use of “big data” techniques, such as the use of artificial intelligence (“AI”), machine learning and automated decision-making. In 2023, the NAIC’s Innovation, Cybersecurity and Technology (H) Committee (the “(H) Committee”) adopted the Model Bulletin on the Use of Artificial Intelligence Systems by Insurers (the “AI Bulletin”). States have started to adopt the AI Bulletin, which outlines how insurance regulators should govern the development, acquisition and use of AI technologies, as well as the types of information that regulators may request during an investigation or examination of an insurer in regard to AI systems. The (H) Committee has also formed a new task force that is charged with creating a regulatory framework for the oversight of insurers’ use of third-party data and models.
Further, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices. In 2024, the NYDFS released its circular letter, which applies to all authorized insurers in New York, such as MLIC and Metropolitan Tower Life Insurance Company. The circular letter provides guidance on how insurers should develop and manage their use of external consumer data and AI systems in underwriting and pricing so as not to harm consumers.
We expect big data and AI technologies to remain important issues for the NAIC and state and international regulators. We cannot predict which insurance regulators will adopt the AI Bulletin, or what, if any, changes to laws or regulations may be enacted with regard to “big data” or AI technologies in the U.S. or outside of the U.S. For example, the European Union’s Artificial Intelligence Act (“EU AI Act”) became effective in 2024. Among other things, the EU AI Act prohibits certain “unacceptable” AI practices while seeking to boost innovation and ensure fundamental rights are not infringed by the technology. We continue to monitor the developments of the EU AI Act and other governmental initiatives around the world, particularly in jurisdictions where we operate.

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
The prohibited transaction rules of ERISA and the Code generally restrict the provision of investment advice to ERISA plans and participants and to Individual Retirement Accounts (and certain other arrangements) if the investment recommendation results in fees paid to an individual advisor, the firm that employs the advisor or their affiliates that vary according to the investment recommendation chosen, unless an exemption or exception is available. Similarly, without an exemption or exception, fiduciary advisors are prohibited from receiving compensation from third parties in connection with their advice. ERISA also affects certain of our in-force insurance policies and annuity contracts, as well as insurance policies and annuity contracts we may sell in the future.
In 2021, the DOL’s final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and in July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL has appealed these stay orders. We are evaluating the potential impact of these developments on our business, particularly as it pertains to the sale of insurance, annuity and welfare benefit products to retirement investors.
Federal and state securities regulators have adopted standards of conduct when recommending securities, including variable insurance products. The SEC’s Regulation Best Interest requires broker-dealers to act in the best interest of retail consumers when recommending account types, securities transactions or investment strategies involving securities, including recommendations to individuals receiving recommendations about their retirement accounts. In addition, the Financial Industry Regulatory Authority (“FINRA”) rules impose requirements on broker-dealers relating to the sale of variable insurance products.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has proposed revisions to its broker-dealer conduct model rule intended to apply Regulation Best Interest at the state level and prohibiting the use of the terms “advisor” or “adviser” without being registered as an investment adviser. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.
In January 2025, the Chilean Congress approved a major pension reform bill, which improves pensions by increasing employer contributions, correcting certain inequalities, raising the guaranteed minimum pension and modifying Chile’s Pension Fund Administrators system to allow new pension fund administrators into the market. The impact of such pension reform on our Chilean pension business is being assessed.

Management of Climate Risk and ESG
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as MLIC, and foreign authorized insurers, such as our other insurance subsidiaries licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., ERM and ORSA). In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address climate change risk.
The NAIC has adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The new disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
Pursuant to its authority under Dodd-Frank, the FIO is also assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In 2023, the FIO released a report which urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
The SEC is also focused on climate, and environmental, social and governance (“ESG”) risks and opportunities. In March 2024, the SEC adopted final rules requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements. In April 2024, following litigation challenging the final rules, the SEC voluntarily stayed the final rules pending completion of judicial review. In 2022, the SEC also proposed rules requiring registered investment companies, business development companies, and registered and certain unregistered investment advisers to disclose in their fund prospectuses, annual reports and Form ADV information about how funds and advisers incorporate ESG factors into their investment strategies.
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements which apply to companies doing business in California that meet applicable revenue thresholds. Also in 2023, California adopted a law establishing disclosure requirements for entities operating within California that market, sell, purchase, or use voluntary carbon offsets, as well as those that make claims of achieving net zero emissions or carbon neutrality that operate within and make such claims within the state. MetLife is in compliance with such requirements.
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
In 2024, the principal U.S. federal banking regulatory agencies reproposed for public comment regulations to implement certain international “Basel III” capital standards, which could affect capital charges applicable to banks and their affiliates engaged in derivatives activities. This could increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties.
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. The rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities beginning on December 31, 2025. Furthermore, the rule effectively requires eligible repurchase and reverse repurchase transactions in U.S. Treasury securities to be cleared beginning on June 30, 2026. As a result, certain transactions between such participants and us will be required to be cleared. The rule’s potential effect on the U.S. Treasury markets is uncertain.
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
Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers. In some non-U.S. jurisdictions, some of our insurance products are considered “securities” under local law, and we may be subject to local securities regulations and oversight by local securities regulators.
Some of our subsidiaries and their activities in offering and selling variable insurance products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. These subsidiaries issue variable annuity contracts and variable life insurance policies with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act. In addition, the variable annuity contracts and variable life insurance policies associated with these separate accounts are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) or are exempt from registration under the Securities Act. One of our insurance subsidiaries issues a fixed interest rate contract with features that require it to be registered under the Securities Act.
Certain variable contract separate accounts sponsored by our subsidiaries are exempt from registration but may be subject to other provisions of the federal securities laws.
Two of our U.S. subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are members of, and subject to regulation by, FINRA. The SEC, CFTC and FINRA from time to time propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities. One of our U.S. broker-dealers serves as the principal underwriter and distributor of these variable products and other securities offerings. Our broker-dealer distributes these products via unaffiliated third-party broker-dealers and financial intermediaries that sell these products to end investors. Under SEC rules, these selling broker-dealers are required to comply with various SEC and FINRA rules and regulations, including Regulation Best Interest. SEC rules also require these selling broker-dealers to disclose the nature of services, their standard of conduct, and their conflicts of interest to their retail customers. With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities. All of our insurance subsidiaries’ domiciliary states have adopted the model regulation or another form of the best interest standard.

One of our U.S. subsidiaries is registered as an investment adviser with the SEC under the Investment Advisers Act of 1940, as amended. In addition, we have non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our investment management business. We may also be subject to similar laws and regulations in non-U.S. jurisdictions with respect to the provision of investment advisory services or the conducting of other activities.
Federal and state securities regulatory authorities and FINRA from time to time make inquiries and conduct examinations regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.
Diversity and Corporate Governance
The NAIC and state insurance regulators are evaluating issues related to diversity within the insurance industry. In New York, for example, the NYDFS expects insurers to make diversity of their leadership a business priority and a key element of their corporate governance, and it includes diversity-related questions in its examination process.
Environmental Laws and Regulations
As an owner and operator of real property in many jurisdictions, we are subject to extensive environmental laws and regulations in such jurisdictions, as well as the associated risks of environmental liabilities. In addition, we hold equity interests in companies that could potentially be subject to such liabilities. We routinely have environmental assessments performed with respect to real estate being acquired for investment and real property to be acquired through foreclosure. Based on information currently available to us, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties will not have a material adverse effect on our business, results of operations or financial condition.
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

Cross-Border Trade and Investments
The U.S., the EU and the U.K. maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In particular, U.S., EU and U.K. sanctions on Russia have expanded as a result of the war in Ukraine. These sanctions have expanded restrictions on transactions with the Russian Central Bank and other specified Russian government entities, dealing in Russian sovereign debt, engaging in certain debt and equity transactions, and engaging in transactions related to all new investment in the Russian Federation. Trade and investment in China may also be impacted by U.S. sanctions, outbound investment controls, and tariff policies. The U.S. government has previously issued restrictions targeting certain activity involving specified Chinese securities and technology.
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
Competition
The life insurance industry remains highly competitive. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures.” We face competition based on factors such as service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition, performance against ESG metrics, technology, changes in regulation and taxes and other factors. We compete globally with a large number of insurance companies and non-insurance financial services companies such as banks, broker-dealers and asset managers. We compete for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. In the U.S. and Japan, we compete with a large number of domestic and foreign-owned life insurance companies, many of which offer products in categories on which we focus. Elsewhere, we compete with the foreign insurance operations of large U.S. insurers and with global insurance groups and local companies. Because we and others underwrite many group insurance products annually, our group purchasers may be able to obtain more favorable terms from competitors rather than renewing coverage with us.
Insurers are focused on their core businesses, specifically in markets where they can achieve scale. They are increasingly seeking alternative sources of revenue focusing on monetization of assets, and fee-based services. They are also looking for opportunities to offer comprehensive solutions which include value-added services along with traditional products.
Financial market volatility will impact insurers’ capital positions, which may strain the competitive environment and lead to industry consolidation. We believe adaptability to market changes, as well as financial strength, technological efficiency and organizational agility, will most significantly differentiate competitors in our industry. We believe we are well positioned to succeed in any environment.
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
Human Capital Resources
At December 31, 2024, we had approximately 45,000 employees.

As a financial services company, meeting our business objectives requires that we rely significantly on our global workforce, leveraging a wide variety of professional, technical, management, business, and other skills and expertise, to create value for our stakeholders. Our priorities include a purpose driven and inclusive culture, talent and skill development, benefits and wellbeing, compensation, and attracting and retaining talent. These factors impact the readiness of the organization to support business needs.
•Purpose driven and inclusive culture: We cultivate a purpose driven and inclusive culture that serves as a driving force for meeting our business objectives through:
◦Global forums where executive and senior leaders across the organization connect to further shape and align to our strategy, build capabilities and provide feedback on our operations, culture and future;
◦Let’s Talk Live! monthly, Chief Executive Officer-driven global town halls where information is shared with all employees and employees are given the opportunity to ask questions of leadership;
◦MyVoice, MetLife’s annual employee survey that provides our employees with an opportunity to share their perspectives and informs action-oriented solutions; and
◦Speak Up, MetLife’s online tool that, together with its Ethics & Fraud Hotline, enable associates to report any concern or violation that impacts employees, customers, or MetLife, without fear of retaliation.
◦MetLife Foundation that supports a broad range of volunteerism efforts aimed at addressing the needs our communities.
•Talent and skill development: Through our Growing@MetLife campaign, employees can leverage our digitally enabled learning platform known as MyLearning, our AI Academy to learn about the responsible use of AI through courses and other resources, and our internal global talent marketplace known as MyPath to enhance and expand their skills through experiential and cross-functional learning. To further personalize employee development, our Coaching@MetLife program certifies employees globally as internal coaches. Coaching sessions have focused on topics including skills development, career exploration, problem solving and job transitions.
•Benefits and wellbeing: We offer to our employees compensation and inclusive benefits programs that provide resources to help maintain their physical, mental and financial wellbeing, as well as guidance to pursue development opportunities and learning experiences that are tailored to individual career aspirations. MetLife’s company-paid and company-subsidized healthcare, disability, life insurance and retirement benefits are tailored to the needs of each market and competitive paid time off, as well as parental leave programs, are provided in all markets.
•Compensation: We have a pay-for-performance philosophy that directly links an employee’s compensation to their performance and to MetLife’s performance. We also provide market-aligned compensation opportunities to attract, motivate, engage and retain talent and are committed to continuing to review our practices.
•Attracting and retaining talent: We provide a talent relationship management platform to help employees and potential employees find positions at MetLife that align to their career interests. We enable career development and training for existing employees by giving them access to tools, resources and forums that expand professional relationships. We support retention of our employees through a variety of means, such as maintaining employee recognition programs, focusing on employee health and wellness, and offering our total compensation and benefit programs.

Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	61	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
John D. McCallion	51	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. and Head of MetLife Investment Management (September 2023 – present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (November 2019 – August 2023)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (July 2019 – November 2019)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – April 2018)
Marlene Debel	58	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. and Head of MetLife Insurance Investments (September 2023 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
Bill Pappas	55	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
Ramy Tadros	49	•	Regional President, U.S. Business, of MetLife, Inc. and Head of MetLife Holdings (September 2023 – present)
		•	President, U.S. Business, of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)
Shurawl Sibblies	53	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2024 – present)
		•	Executive Vice President, Colleague Strategic Partner, American Express Company (January 2020 – June 2024)
Monica M. Curtis	42	•	Executive Vice President, Chief Legal Officer, and Head of Government Relations of MetLife, Inc. (January 2025 – present)
		•	Executive Vice President and Chief Legal Officer of MetLife, Inc. (June 2023 – December 2024)
		•	Senior Vice President and Chief Counsel – Litigation, Special Investigations Unit, and M&A of Metropolitan Life Insurance Company and MetLife Group, Inc. (September 2022 – June 2023)
		•	Senior Vice President, Deputy General Counsel – Head of Litigation, Hartford Financial Services Group, Inc. (September 2020 – September 2022)
		•	Vice President, Associate General Counsel – Head of Coverage Law, Hartford Financial Services Group, Inc. (December 2018 – September 2020)

Trademarks
We have a worldwide trademark portfolio that we consider important in the marketing of our products and services, including, among others, the trademark “MetLife.” We also have trademarks, such as the “PROVIDA” trademark, we have acquired with businesses. We believe that our rights in our trademarks are well protected.
Available Information
MetLife encourages investors and others to frequently visit its website (https://www.metlife.com), including its Investor Relations web pages (https://investor.metlife.com). MetLife announces significant financial and other information to its investors and the public on its Investor Relations web pages in news releases, public conference calls and webcasts, fact sheets, and other documents and media. MetLife, Inc. makes available free of charge on its Investor Relations web pages the reports and other information it files with or furnishes to the SEC as soon as reasonably practicable after they are filed with or furnished to the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, any amendments to each of those reports, proxy statements, and other disclosure. The SEC maintains an internet website (https://www.sec.gov) that contains this and other information regarding issuers that file electronically with the SEC, including MetLife, Inc.
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

Low interest rates and risk asset returns may reduce income from our investment portfolio, increase our liabilities for claims and future benefits, and increase the cost of risk transfer measures, decreasing our profit margins. During certain market events, such as a global credit crisis, a market downturn, or a period of sustained low market yields, we may incur significant losses due to, among other reasons, losses incurred in our general account and/or the impact of guarantees, including increases in liabilities, capital maintenance obligations and collateral requirements. In addition, during periods of sustained lower interest rates, we may need to reinvest proceeds from certain investments at lower yields, reducing our investment spread. Moreover, borrowers may prepay or redeem the fixed income securities and loans in our investment portfolio with greater frequency. Although we may be able to lower interest crediting rates to help offset decreases in spreads, our ability to lower these rates is limited to our products that have adjustable interest crediting rates, which could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, our investment spread may decrease or become negative. Reductions in net income from these factors may in turn harm our credit instrument covenants or rating agency assessment of our financial condition.
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
The measures we take to mitigate the risks of investing in a changing interest rate environment, such as mitigating the sensitivity of our fixed income investments relative to our interest rate sensitive liabilities, may not be sufficient. For some of our liability portfolios, we may not be able to invest assets at the full liability duration, thereby creating some asset/liability mismatch. In addition, asymmetrical and non-economic accounting may cause material changes to our net income and stockholders’ equity because we record our non-qualified derivatives at fair value through earnings, while certain hedged items may follow an accrual-based accounting model or are recorded at fair value through other comprehensive income.
Credit Spread Risks
Changes in credit spreads may result in market price volatility and cash flow variability. Market price volatility may result in defaults and a lack of pricing transparency, and can make valuations of our securities difficult if trading becomes less frequent, which may require us to add to our reserves. An increase in credit spreads relative to U.S. Treasury benchmarks may increase our borrowing costs and decrease certain product fee income. A sustained decrease in credit spreads could reduce the yield on our future investments. The discount rate used to calculate liabilities for future policy benefits includes a component for market credit spreads that does not necessarily align to our investment spreads. Changes in market credit spreads could result in volatility to liabilities for future policy benefits relative to our asset values.
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
The timing of distributions from and valuations of our investments in leveraged buy-out funds, hedge funds, real estate ventures, real estate funds and other private equity funds depends on the performance of the underlying investments, distribution schedules, and the funds’ need for cash, which may differ from performance of public equity markets, which drives performance of our equity hedges. The amount of net investment income from these investments can vary substantially from period to period and significant volatility may harm our returns and net investment income. In addition, downturns or volatility in the equity markets may decrease the estimated fair value of our alternative investments and equity securities.

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
Political, Obligor and Counterparty Risks
Our general account investments in certain countries could be adversely affected by volatility resulting from local economic and political concerns, as well as volatility in specific sectors. Government entities may face budget deficits and other financial difficulties, which may harm the value of securities we hold issued by or under the auspices of such governments. In the U.S., a threat facing the economy is the continued disagreement over the federal debt limit, other budget questions, and potential restrictions on trade with other markets. Failure to resolve these issues in a timely manner could result in a government shutdown, erratic reduction in government spending or a default on government debt, which could result in increased market volatility and reduced economic activity.
The issuers or guarantors of fixed income securities and mortgage loans we own may more frequently default on principal and interest payments they owe us. Additionally, the change in value of underlying collateral within instruments backed by securitized assets may result in a default on principal and interest payments, reducing our cash flows. The occurrence of a major economic downturn, acts of corporate malfeasance, widening credit spreads, or other adverse events may increase the default rate of the fixed income securities and mortgage loans in our investment portfolio.
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
Currency Exchange Rate Risks
Fluctuations in foreign currency exchange rates against the U.S. dollar may adversely affect our non-U.S. dollar denominated investments, investments in non-U.S. subsidiaries, net income from non-U.S. operations and issuance of non-U.S. dollar denominated instruments. Fluctuations in foreign currency exchange rates may also make certain of our products less attractive to customers, which may increase levels of early policy terminations and decrease sales volume and our in-force business. Such negative effects may be exacerbated if international markets experience severe economic or financial disruptions or significant currency devaluations, if a foreign economy is determined to be “highly inflationary,” or if a country withdraws from the Eurozone. Fluctuations in foreign currency exchange rates may harm our operations, earnings or investments in the affected countries.
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
Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be fully hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs or resulting in significant losses. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge additional collateral or make increased payments. In addition, we may face increased costs to the extent we replace counterparties or clearing brokers who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.

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
Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt, dividends on our capital stock, cash or collateral to our subsidiaries, maintain our securities lending, replace certain maturing liabilities, sustain our operations and investments, and repurchase our common stock. Capital and credit market volatility may limit our access to capital we need to operate or grow our business, issue the types of securities we would prefer, timely replace maturing liabilities, or satisfy regulatory requirements, any of which could decrease our profitability and significantly reduce our financial flexibility.
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
Governments may change regulation of financial services, insurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, AI, privacy and data protection, tort reform, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators and courts may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
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
Compliance with solvency standards or financial condition regulations may increase our capital and reserve requirements, risk management costs, and reporting costs. See “Business — Regulation — State Insurance Regulation — Surplus and Capital” for a summary of the NAIC’s developments related to financial condition regulation. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards. MetLife, Inc. could be compelled to undergo FDIC liquidation if it becomes insolvent or is in danger of defaulting on its obligations, potentially imposing greater losses on shareholders and unsecured creditors than under the Bankruptcy Code. This could also apply to financial institutions whose debt we hold and could harm the value of our holdings. We could be assessed charges in connection with a financial company liquidation.
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
Governmental bodies may delay acting on or implementing regulatory or policy changes due to circumstances outside of our control, including, but not limited to, public health issues. Such delays may increase uncertainty, prolong deleterious regulations and policies, delay or prevent beneficial regulatory or policy changes, and create the potential for later, more rapid changes to which we may find it more difficult to adjust.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, involving us or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers or employees, and business, financial condition, or results of operations, even if we or our competitors, ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to matters such as sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation or an investigation and the amount or range of loss, including with respect to our reputation, because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
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
Market volatility affects the value of or return on our investments. It may slow or prevent us from reacting to market events as effectively as we otherwise could. When we sell our investment holdings, we may not receive the prices we seek, and may sell at a price lower than our carrying value, due to reduced liquidity during periods of market volatility or disruption, or other reasons. Borrowers may delay or fail to pay principal and interest when due, or may demand loan modifications. Tenants may delay paying rent, or fail to pay it, or demand lease modifications. We may face moratoriums on foreclosures and other enforcement actions, impairments, and loan or lease modifications, due to government action or market conditions. We may also encounter credit spread changes, increasing our borrowing costs and decreasing our product fee income. Issuer or guarantor default rates may increase.
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, tax credit and renewable energy partnerships, private equity, and real estate equity, including real estate joint ventures and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.

We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives transactions. Regulators, clearinghouses, counterparties, or clearing brokers may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
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
We May Face a Variety of Political, Legal, Operational, Economic and Other Risks Globally
The global nature of our business operations exposes us to a wide range of political, legal, operational, economic and other risks, including: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; restrictions on the ability to access cash on deposit, changes in laws, their application or interpretation; political instability; military conflicts; economic or trade sanctions; sanctions on cross-border exchange listing, investment or other securities transactions; dividend limitations; price controls; regulations related to ESG matters; currency exchange controls or other transfer or exchange restrictions; difficulty enforcing contracts; regulatory restrictions; and public or political criticism of our business and operations. Some of these actions may affect us more harshly than our peers. Some of our businesses operate in emerging markets, where many of these risks are heightened.
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
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, performance against ESG metrics, technology, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, as well as non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Additionally, we may lose purchasers of group insurance products that are subject to periodic re-underwriting due to more favorable terms from competitors. Furthermore, the investment management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, resulting in our loss of business.
An increase in consolidation activity among banks, insurance brokers, broker-dealers and investment advisers may negatively impact the insurance industry’s sales. It may increase competition for access to distributors, resulting in greater distribution expenses, and may impair our ability to market insurance products to or expand our current customer base. Consolidation and other industry changes may also increase the likelihood that distributors will renegotiate agreements on terms less favorable to us.
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
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in emerging technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of AI technologies, including generative AI, presents significant opportunities but also complex challenges; these include balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies, as well as implementing and maintaining controls reasonably designed to ensure compliance with an evolving and increasingly complex AI regulatory landscape. We may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
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
Consistent with industry practice and accounting standards, we establish liabilities for claims arising from a catastrophe only after assessing the probable losses arising from the event. The liabilities we have established may not be adequate to cover our actual claim liabilities. Our efforts to manage risks may be impeded by restrictions on our ability to withdraw from catastrophe-prone areas or on the availability of reinsurance in such markets. We may be unable to obtain catastrophe reinsurance at rates we find acceptable, or at all. We may also be called upon to make contributions to guaranty associations or similar organizations as a result of catastrophes.
We May Face Direct or Indirect Effects of Climate Change or Responses to It
Climate change may increase the frequency and severity of short-, medium-, or long-term weather-related disasters, public health incidents, wildfires, rising sea levels and pandemics, and their effects may increase over time. Changes in policy, regulation, technology or market behaviors in response to climate change may harm the value of investments we hold or harm our counterparties, including reinsurers, or increase our compliance costs. Our regulators may also increasingly focus their examinations on our management of climate-related risks.
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with the MLIC demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses. The assets of the closed block can never revert to the benefit of MLIC’s non-closed block policyholders or us, as sole shareholder of MLIC.
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
We May Be Required to Impair VOBA, VODA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.

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
Policyholders may also change their behavior in unexpected ways. For example, policyholders seeking liquidity due to economic uncertainty or challenges may withdraw or surrender their policies, change their premium payment practices, exercise product options, or take other actions at times and for amounts different from those we expect.
Operational Risks
Our Risk Management Policies and Procedures, or Our Models, May Leave Us Exposed to Unidentified or Unanticipated Risk
Our ERM and business continuity policies and procedures may not be sufficiently comprehensive and may not identify or adequately protect us from every risk to which we are exposed.
Pandemics and other public health issues, and authorities’ and people’s reactions thereto may strain our risk management, and our business continuity plans, introduce or increase our operational and cybersecurity risks, and otherwise impair our ability to manage our business. They may increase the frequency and sophistication of attempts at unauthorized access to our technology systems, or those of third parties on which we rely. They may hinder our efforts to prevent money-laundering or other fraud, whether due to limited abilities to “know our customers,” strains on our programs to avoid and deter foreign corrupt practices, or otherwise, and may increase both our compliance costs and our risk of violations.
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
We May Fail to Protect the Confidentiality, Integrity or Availability of Our Systems or Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors
Our business is highly dependent upon the effective operation of our information systems, and those of our service providers, vendors, and other third parties. Our business relies on the proper functioning of these systems, including processing claims, transactions and applications, providing information to customers and distributors, performing actuarial analyses, retaining customer and business records and other core business functions. A failure to protect the confidentiality, integrity or availability of such systems, use by our employees or agents of unauthorized tools, software or other technology to communicate with customers or business counterparties or a failure to maintain the security of our internal or external vendors’ systems, or the confidential information stored thereon, may adversely affect our ability to conduct business, result in regulatory enforcement action and litigation, and harm our results of operations, financial condition and reputation.
We, our employees, and our vendors, like other commercial entities, continue to be targeted by or subject to computer viruses or other malicious code, unauthorized or fraudulent access, human errors, ransomware or cyber-attacks, and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends may continue. While we have implemented what we believe to be reasonable and appropriate cybersecurity and data protection measures across business lines and at the enterprise level (and we contractually require our critical vendors to implement similar measures), including a formal risk-based information security program, our efforts to minimize the risk of cyber-incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities, which may increase the potential of cyber attacks or unauthorized access. We may not detect such incidents in a timely manner.
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
In addition, we routinely transmit, receive and store personal, confidential and proprietary information by electronic means, including customers’ confidential health-related information. Although we attempt to keep such information confidential and secure, we may be unable to do so in all events, and we or our vendors may also fail to maintain adequate internal controls or comply with relevant policies and procedures designed to ensure the privacy and integrity of sensitive data. Such failure may result in our or our vendors’ intentional or unintentional disclosure or misuse of such personal, confidential or proprietary information, as well as others’ misappropriation of such information, which could damage our reputation, reduce demand for our products and services and subject us to significant legal and regulatory liability and expenses, which would harm our business, results of operations and financial condition.
We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality, availability or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.

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
Regulators’ or others’ scrutiny of cybersecurity, including new laws or regulations, could increase our compliance costs and operational burdens, especially as regulatory and legislative focus on cybersecurity matters intensifies, which could lead to more enforcement actions of such laws or regulations. See “Business — Regulation — Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation” for additional information. Regulators, customers, or others may act against us for any cybersecurity failures. We also have an increasing challenge of attracting and retaining highly qualified personnel to assist us in combating these security threats. Our continuous technological evaluations and enhancements, including changes designed to update our protective measures, may increase our risk of a breach or gap in our security. We may incur higher costs to comply with laws on, or regulators’ scrutiny of, our use, collection, management, or transfer of data and other privacy practices. We are continuously evaluating and enhancing our cybersecurity and information security systems and creating new systems and processes. However, there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents.
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
We May Have Difficulty in or Complications from Marketing and Distributing Our Products
Our product distributors may suspend, alter, reduce or terminate their distribution relationships with us if we change our strategy, if our business performance declines, as a result of rating agency actions or concerns about market-related risks, or for regulatory or other reasons. Our distributors may merge, change their business models in ways that affect us, or terminate their distribution contracts with us, and new distribution channels could emerge, harming our distribution efforts. Distributors may try to renegotiate the terms of any existing selling agreements to less favorable terms for us due to consolidation or other industry changes or for other reasons. Disruption or changes to our relationships with our distributors could harm our ability to market our products.
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
In addition, we may be subject to claims by third parties for infringement of intellectual property, breach of license usage rights, or misappropriation of trade secrets. We may incur significant expenses for any such claims. If we are found to have infringed or misappropriated a third-party intellectual property right, we may be enjoined from providing certain products or services to our customers or from utilizing and benefiting from certain intellectual property. Alternatively, we could be required to execute costly licensing arrangements with third parties or implement a costly alternative.

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
We May Face Risks Related to Our Separation from Brighthouse
We may not realize any or all of the expected tax or other benefits of the Brighthouse separation. Brighthouse may not succeed as a standalone entity, causing litigation or regulatory claims against us.
Governance Risks
MetLife, Inc.’s Board of Directors May Influence the Outcome of Stockholder Votes on Matters Due to the MetLife Policyholder Trust
Our Board of Directors may be able to influence stockholder votes by virtue of the MetLife Policyholder Trust and the number of shares of MetLife, Inc. common stock held in it. Trust beneficiary vote instructions are likely to have disproportionate weight on votes concerning certain fundamental corporate actions because the trustee will vote all the shares of common stock held by the trust in proportion to those instructions actually received.
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

Item 1C. Cybersecurity
Cybersecurity Management & Strategy
We manage information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), instituted to maintain controls for the systems, applications, and databases of the Company and of its third-party providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of all data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures across business units and at the enterprise level for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology along with the sensitivity of the systems and the potential severity of the associated risks to MetLife and its relevant lines of business, and is managed by MetLife’s CISO, collaborating with lines of business and corporate functions. Our Board of Directors oversees the Program.
The key features of the Program include:
•A cybersecurity incident response team under the CISO’s direction, which is responsible for monitoring and responding to threats, vulnerabilities, and incidents.
•An incident response plan that is managed by the CISO and the Chief Privacy Officer and tested through cross-functional annual exercises in various geographical regions of the Company, many of which include participation from senior executives and the Board of Directors.
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
During the period covered by this report, we have not identified risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect MetLife, including its business strategy, results of operations or financial condition. For further discussion of MetLife’s risks related to cybersecurity, see “Risk Factors — Operational Risks — We May Fail to Protect the Confidentiality, Integrity or Availability of Our Systems or Data, Including As a Result of a Failure in Our Cybersecurity or Other Information Security Systems or Our Disaster Recovery Plans or Those of Our Vendors.”

Cybersecurity Governance
The CISO is a senior-level executive responsible for establishing and executing the Company’s information security strategy. Management provides regular reports to the CISO detailing on-going cybersecurity risk management. The CISO and the head of Global Technology & Operations present updates to the Audit Committee quarterly and, as necessary, to the full Board of Directors. These regular reports include updates on our performance preparing for, preventing, detecting, responding to and recovering from cyber incidents. The Audit Committee also reviews with management, as necessary, but at least annually, the adequacy and effectiveness of the Company’s policies and internal controls regarding information security and cybersecurity. Additionally, the CISO periodically and on an event-driven basis informs and updates the Board of Directors about information security incidents and the related risks posed to the Company.
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
The CISO, who oversees an organization that supports the day-to-day operation of the Program, is qualified in the areas of data protection and cybersecurity and has more than 30 years of experience leading information and physical security operations, with the emphasis on threat and vulnerability management, malware protection and cyber forensics. Prior to joining MetLife in 2024, the CISO was a chief security officer and a cybersecurity leader at other financial institutions, where he oversaw global cybersecurity programs for physical security, executive protection, risk management, critical incident response and management, disaster preparedness, third-party risk, insider threat, and security background investigations. He holds multiple patents for systems and methods related to information security risk assessment, including three information security patents from his prior employment with another large U.S. financial institution.
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
At February 13, 2025, there were 71,197 stockholders of record of our common stock.
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2024 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2024	1,540,782	$83.34	1,540,782	$2,172,966,699
November 1 - November 30, 2024	153,276	$78.29	153,276	$2,160,966,737
December 1 - December 31, 2024	2,887,469	$81.62	2,887,469	$1,925,294,295
Total	4,581,527		4,581,527
__________________
(1)During the periods October 1 — October 31, 2024, November 1 — November 30, 2024 and December 1 — December 31, 2024, there were no purchases by separate account index funds of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2024, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At December 31, 2024, MetLife, Inc. had $1.9 billion of common stock repurchases remaining under this authorization. Neither the authorization remaining, nor the amount repurchased, reflects the applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 19 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs.”
Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the Standard & Poor’s Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials and S&P 500 Life & Health Insurance indices, respectively, for the five-year period ended on December 31, 2024. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2019, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2019 with dividends reinvested
$250
$200
$150
$100
$50
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials
S&P 500 Life & Health Insurance

	As of December 31,
	2019	2020	2021	2022	2023	2024
MetLife, Inc. common stock	$100.00	$96.58	$132.73	$158.26	$149.56	$190.96
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Insurance	100.00	99.56	131.54	144.86	158.28	200.73
S&P 500 Financials	100.00	98.31	132.75	118.77	133.20	173.90
S&P 500 Life & Health Insurance	100.00	90.52	123.73	136.53	142.87	171.87
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
For information relating to the Company’s financial condition and results of operations as of and for the year ended December 31, 2022, as well as for the year ended December 31, 2023 compared with the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.
Consolidated Company Outlook
At the December 2024 Investor Day, we introduced our New Frontier five-year strategy which is designed to accelerate growth across our global platform while delivering attractive returns and all-weather performance. Our New Frontier strategy builds upon the success of our five-year Next Horizon strategy, which we announced in 2019, with an aim to focus, simplify and differentiate the Company.
Our outlook reflects continued uncertainty around inflation and unemployment in 2025. We expect the U.S. dollar to strengthen in 2025 compared to 2024.
Based on the forward yield curve as of December 31, 2024, we expect long-term interest rates to remain stable in 2025 with the yield curve steepening, as short-term interest rates decline. We believe that our investment portfolio is highly diversified and positioned to perform well in a variety of economic scenarios. See “— Industry Trends — Impact of Market Interest Rates” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity, as market interest rates are a key driver of our results.
As of December 31, 2024, we had $5.1 billion of cash and liquid assets at the holding companies which is above the high end of our $3.0 billion to $4.0 billion holding company cash target. In 2025, we expect to maintain this holding company cash target. We have also returned a total of approximately $21.0 billion to shareholders from 2020 through 2024, and we expect to generate approximately $25.0 billion in free cash flow over the next five years.
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
Assuming (i) interest rates follow the observable forward yield curves as of December 31, 2024, including a 10-year U.S. Treasury rate of 4.69% at December 31, 2025, (ii) S&P 500 equity index annual return of 5%, and (iii) private equity annual returns between 9% to 11% over the near-term, we expect to maintain the two-year average annual ratio of free cash flow to adjusted earnings, excluding total notable items, at 65% to 75%.
Further, based on the aforementioned assumptions, we (i) increased our target for adjusted return on equity1, excluding total notable items, from 13%-15% to 15%-17%, and (ii) established a new target of double-digit adjusted earnings per share growth, excluding total notable items, over the near-term.

Based on our continued focus on expense discipline and our overall efficiency mindset, we lowered our full year direct expense ratio target, excluding total notable items related to direct expenses and pension risk transfers, from 12.3% to (i) 12.1% over the near-term and (ii) 11.3% over the New Frontier period.
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
__________________
1Beginning with fourth quarter and full year 2024 results and going forward, “adjusted return on equity” refers to return on equity, excluding accumulated other comprehensive income (“AOCI”) other than foreign currency translation adjustments (“FCTA”) and certain ceded reinsurance-related embedded derivatives.
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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the U.S., the Federal Open Market Committee took various actions in 2024 to promote economic stability, including lowering interest rates during the second half of the year. Labor market conditions, inflation and financial and international developments, as well as other factors, could affect the continuation of such actions in 2025. The European Central Bank and Bank of England have also recently lowered interest rates, but forecasts for 2025 are uncertain due to risks to economic growth and global trade. The Bank of Japan raised interest rates in January 2025 taking the policy rate to its highest level since 2008.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways.
Effects of Inflation
Management believes that while inflation has not had a material effect on the Company’s consolidated results of operations, except insofar as inflation may affect interest rates, both rising interest rates and inflation will have a neutral to modestly favorable impact on our business. We expect that a lower interest rate environment, however, will have a modestly unfavorable impact on our business. See “— Impact of a Rising Interest Rate Environment,” “— Impact of a Sustained Low Interest Rate Environment,” and “— Interest Rate Scenarios.”
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
For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023 — Actuarial Assumption Review”; “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks”; “Risk Factors — Business Risks — We May Be Required to Impair VOBA, VODA or VOCRA”; “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets”; and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
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
In addition to proactive management strategies, businesses within our Latin America, EMEA, and Asia (exclusive of our Japan business) segments help alleviate impacts to our consolidated results given their limited U.S. interest rate sensitivity.
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

Interest Rate Scenarios
To illustrate our sensitivity to U.S. interest rates, we compared the outcome of two hypothetical interest rate environments (the “Declining Interest Rate Scenario” and “Rising Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2027.
The Declining Interest Rate Scenario assumes U.S. interest rates for all maturities decline immediately on January 1, 2025 by 50 basis points compared to the Base Scenario through 2027. The Rising Interest Rate Scenario assumes U.S. interest rates rise immediately on January 1, 2025 by 50 basis points through 2027. Other than changing U.S. interest rates through 2027, all other economic assumptions are equivalent in the Base Scenario, Declining Interest Rate Scenario and Rising Interest Rate Scenario.
The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2025			2026			2027
	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario
SOFR	3.90%	3.40%	4.40%	3.87%	3.37%	4.37%	3.93%	3.43%	4.43%
10-year U.S. Treasury	4.69%	4.19%	5.19%	4.78%	4.28%	5.28%	4.88%	4.38%	5.38%
30-year U.S. Treasury	4.82%	4.32%	5.32%	4.84%	4.34%	5.34%	4.87%	4.37%	5.37%
Hypothetical Impact to Net Derivative Gains (Losses), Market Risk Benefit Remeasurement (Gains) Losses and Adjusted Earnings
We estimate a net favorable impact to net derivative gains (losses) for 2025 through 2027 for the hypothetical Declining Interest Rate Scenario. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. We estimate a net unfavorable impact to net derivative gains (losses) for 2025 through 2027 for the hypothetical Rising Interest Rate Scenario.
We estimate a net unfavorable impact to market risk benefit remeasurement (gains) losses for 2025 through 2027 for the hypothetical Declining Interest Rate Scenario. Under the hypothetical Declining Interest Rate Scenario, we expect the market risk benefit (“MRB”) reserves to increase due to discounting the future cash flows at a lower rate. We estimate a net favorable impact to market risk benefit remeasurement (gains) losses for 2025 through 2027 for the hypothetical Rising Interest Rate Scenario. Under the hypothetical Rising Interest Rate Scenario, we expect the MRB reserves to decrease due to discounting the future cash flows at a higher rate.
We estimate a net unfavorable impact to consolidated adjusted earnings for 2025 through 2027 for the hypothetical Declining Interest Rate Scenario. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. We estimate a net favorable impact to consolidated adjusted earnings for 2025 through 2027 for the hypothetical Rising Interest Rate Scenario. The positive impact of reinvesting cash flows in higher yielding assets is partially offset by increased interest crediting rates and dividend scales on products and lower derivative income.

The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2025	2026	2027
	(In millions, net of income tax)
Revenues
Net Derivative Gains (Losses)	$263	$(27)	$(23)
Expenses
Market Risk Benefit Remeasurement (Gains) Losses	$(435)	$34	$3

Adjusted Earnings
Group Benefits	$(6)	$(19)	$(32)
RIS	(8)	(24)	(28)
Asia (Japan only)	(11)	(24)	(35)
MetLife Holdings	(7)	(23)	(34)
Corporate & Other	(3)	(14)	(30)
Total Adjusted Earnings Impact	$(35)	$(104)	$(159)
The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Rising Interest Rate Scenario:

	Years Ended December 31,
	2025	2026	2027
	(In millions, net of income tax)
Revenues
Net Derivative Gains (Losses)	$(200)	$2	$13
Expenses
Market Risk Benefit Remeasurement (Gains) Losses	$332	$23	$(7)

Adjusted Earnings
Group Benefits	$6	$19	$33
RIS	7	25	31
Asia (Japan only)	11	25	36
MetLife Holdings	14	28	39
Corporate & Other	2	13	31
Total Adjusted Earnings Impact	$40	$110	$170
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
Declining Interest Rate Scenario. A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2027.
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
MetLife Holdings
Declining Interest Rate Scenario. Our interest rate sensitive life products include traditional and universal life products. Since most of our traditional life insurance is participating, we can mitigate gross margin compression by adjusting the applicable dividend scale. For our universal life products, our interest rate risk exposure has been substantially reduced as a result of an external reinsurance transaction that closed in November 2023 and we have minimal exposure from this block.
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
Based on our investment portfolios and cash flow estimates, approximately 6% of our invested assets each year are subject to reinvestment risk through 2027.
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
Future Policy Benefit Liabilities
Effective January 1, 2023, the Company adopted an accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “LDTI Transition Date”). Generally, FPBs are payable over an extended period of time and calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums. Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of FPBs for traditional long-duration non-participating products are expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation, and other contingent events as appropriate to the respective product type and geographical area. These assumptions are reviewed at least annually and updated as needed to reflect our expected experience for future periods. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPBs are increased, and a corresponding adjustment is recognized in net income.
Liabilities for unpaid claims are estimated based upon our historical experience and other actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs.

Traditional non-participating long-duration and limited-payment contracts comprise the majority of MetLife’s FPBs, inclusive of deferred profit liabilities, as described in Note 4 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the LDTI Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
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

Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2024
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(72)	$2	$115	$(41)
Effect of a decrease by 1%	$74	$(2)	$(117)	$41
Morbidity (3)
Effect of an increase by 5%	$600	$4	$(850)	$254
Effect of a decrease by 5%	$(459)	$(4)	$705	$(250)
Lapse (4)
Effect of an increase by 10%	$(154)	$(15)	$481	$(342)
Effect of a decrease by 10%	$242	$15	$(604)	$377
__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable.
(2)All sensitivities exclude potential changes in our future premium rate assumptions.
(3)For products which are subject to morbidity risk, MetLife applied sensitivities to the incidence rate assumptions only.
(4)For MetLife Holdings long-term care products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
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

	December 31, 2024
	MRBs (Liabilities net of Assets)	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$2	$—	$(2)
Effect of a decrease by 1%	$(2)	$—	$2
Lapse
Effect of an increase by 10%	$(21)	$23	$(2)
Effect of a decrease by 10%	$20	$(22)	$2
Nonperformance risk
Effect of an increase by 50 bps	$(173)	N/A	$173
Effect of a decrease by 50 bps	$190	N/A	$(190)
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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2023, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2024 would have been as follows:

	Year Ended December 31, 2024
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
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2023, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs would have been as follows:

	Year Ended December 31, 2024
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in discount rate by 100 bps	$(62)	$(4)
Decrease in discount rate by 100 bps	$49	$—

Given our pension and postretirement obligations as of December 31, 2024, the end of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our benefit obligations would have been as follows:

	Year Ended December 31, 2024
	Increase/(Decrease) in Pension Benefit Obligation	Increase/(Decrease) in Other Postretirement Benefit Obligation
	(In millions)
Increase in discount rate by 100 bps	$(778)	$(65)
Decrease in discount rate by 100 bps	$914	$77
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $132 million increase in the net deferred income tax asset balance at December 31, 2024.
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

Acquisitions and Dispositions
Acquisitions
Pending Acquisition of PineBridge Investments
For information regarding the Company’s pending acquisition of PineBridge Investments, a global asset manager, see Note 3 of the Notes to the Consolidated Financial Statements.
Ownership Increase of PNB MetLife
In 2024 and 2022, the Company acquired approximately 2.0% and 15.0% ownership in PNB MetLife India Insurance Company Limited (“PNB MetLife”), respectively. As a result, the Company’s ownership in PNB MetLife, an operating joint venture accounted for under the equity method, increased to approximately 49.0%.
Dispositions
MetLife Malaysia
For information regarding the Company’s ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”), each an operating joint venture accounted for under the equity method, see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Overview
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. MetLife is organized into six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders was $4.2 billion and $1.4 billion for the years ended December 31, 2024 and 2023, respectively.
•Adjusted earnings available to common shareholders was $5.8 billion and $5.5 billion for the years ended December 31, 2024 and 2023, respectively.
Consolidated Results

	Years Ended December 31,
	2024	2023
	(In millions)
Revenues
Premiums	$44,945	$44,283
Universal life and investment-type product policy fees	4,974	5,152
Net investment income	21,273	19,908
Other revenues	2,601	2,526
Net investment gains (losses)	(1,184)	(2,824)
Net derivative gains (losses)	(1,623)	(2,140)
Total revenues	70,986	66,905
Expenses
Policyholder benefits and claims and policyholder dividends	45,323	45,212
Policyholder liability remeasurement (gains) losses	(206)	(45)
Market risk benefit remeasurement (gains) losses	(1,109)	(994)
Interest credited to policyholder account balances	8,339	7,860
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	2,021	1,926
Interest expense on debt	1,037	1,045
Other expenses, net of capitalization of deferred policy acquisition costs	9,959	9,739
Total expenses	65,364	64,743
Income (loss) before provision for income tax	5,622	2,162
Provision for income tax expense (benefit)	1,178	560
Net income (loss)	4,444	1,602
Less: Net income (loss) attributable to noncontrolling interests	18	24
Net income (loss) attributable to MetLife, Inc.	4,426	1,578
Less: Preferred stock dividends	200	198
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,226	$1,380

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $2.8 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $1.6 billion ($1.3 billion, net of income tax):
•Impairment losses in 2023 for investments disposed of in connection with a reinsurance transaction that closed in November 2023
•Lower losses on sales of fixed maturity securities
•Higher gains on sales of real estate investments
Net Derivative Gains (Losses)(2) - Favorable change of $517 million ($408 million, net of income tax)(3):
•Key equity indexes increased less in 2024 compared to 2023 - favorable impact to the estimated fair value of long put options and short futures
Partially offset by:
•Certain long-term interest rates increased more significantly in 2024 compared to 2023 and other long-term interest rates increased in 2024 compared to decreased in 2023 - unfavorable impact to the estimated fair value of receiver swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $115 million ($91 million, net of income tax):
•Certain long-term interest rates increased more significantly in 2024 compared to 2023 and other long-term interest rates increased in 2024 compared to decreased in 2023
Partially offset by:
•Key equity indexes increased less in 2024 compared to 2023
Actuarial Assumption Review - Favorable change of $70 million ($55 million, net of income tax):

	Years Ended December 31,		Variance
	2024	2023
Assumptions	(In millions, net of income tax)
Economic	$(55)	$(40)	$(15)
Mortality	110	51	59
Morbidity	53	(14)	67
Policyholder behavior	(91)	—	(91)
Operational	47	12	35
Total	$64	$9	$55
•Total results for 2024 and 2023 include gains of $64 million and $9 million, respectively:
◦Of the $64 million gain, a loss of $5 million was recognized in MRB remeasurement (gains) losses, a loss of $1 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $70 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦Of the $9 million gain, a loss of $4 million was recognized in MRB remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $15 million was recognized in adjusted earnings available to common shareholders, which is discussed below

◦The $55 million increase was primarily driven by (i) favorable mortality experience in the RIS segment in the current year, (ii) updates made in the prior year to morbidity assumptions in the MetLife Holdings segment associated with an increase in incident rates for the long-term care business, and (iii) updates to policyholder behavior assumptions in the Asia segment related to lapse assumptions in the accident & health business, partially offset by updates to policyholder behavior assumptions in the MetLife Holdings segment related to claim utilization experience for the long-term care business
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $271 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Favorable change in effective tax rate - 21% in 2024 compared to 26% in 2023:
•2024 effective tax rate on income before provision for income tax was equal to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation
Offset by tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦Adjustments related to prior years’ taxes
•2023 effective tax rate on income before provision for income tax was 26% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦Non-taxable investment loss
Partially offset by tax credits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
◦Corporate tax deduction for stock compensation
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
(4)See Note 6 of the Notes to the Consolidated Financial Statements for further information on the Company’s MRBs.
(5)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings and related measures.

Reconciliation of net income (loss) to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Year Ended December 31, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,596	$1,138	$723	$522	$269	$697	$(719)	$4,226
Add: Preferred stock dividends	—	—	—	—	—	—	200	200
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	—	4	(1)	15	18
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Net income (loss)	1,596	1,138	723	522	273	696	(504)	4,444
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(58)	(501)	(591)	28	(40)	(408)	386	(1,184)
Net derivative gains (losses)	118	278	(1,108)	(257)	(19)	(540)	(95)	(1,623)
Premiums	31	—	—	—	—	—	—	31
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(74)	(191)	441	(42)	625	(183)	25	601
Other revenues	—	(76)	—	—	—	158	28	110
Expenses:
Policyholder benefits and claims and policyholder dividends	(19)	(141)	255	(148)	—	71	—	18
Policyholder liability remeasurement gains (losses)	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(11)	(7)	—	54	1,074	(1)	1,109
Interest credited to policyholder account balances (“PABs”)	—	2	(372)	(81)	(624)	(109)	—	(1,184)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(11)	(30)	3	7	(4)	(1)	(81)	(117)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	3	141	481	134	(2)	(13)	(57)	687
Adjusted earnings	$1,606	$1,667	$1,621	$881	$283	$647	$(709)	$5,996
Less: Preferred stock dividends	—	—	—	—	—	—	200	200
Adjusted earnings available to common shareholders	$1,606	$1,667	$1,621	$881	$283	$647	$(909)	$5,796

Premiums, fees and other revenues	$24,901	$8,518	$6,757	$5,936	$2,548	$3,430	$430	$52,520
Less: adjustments to premiums, fees and other revenues	31	(76)	—	—	—	158	28	141
Adjusted premiums, fees and other revenues	$24,870	$8,594	$6,757	$5,936	$2,548	$3,272	$402	$52,379

Year Ended December 31, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,521	$942	$(150)	$652	$253	$(1,338)	$(500)	$1,380
Add: Preferred stock dividends	—	—	—	—	—	—	198	198
Add: Net income (loss) attributable to noncontrolling interests	—	—	2	7	4	—	11	24
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Net income (loss)	1,521	942	(148)	659	257	(1,338)	(291)	1,602
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(56)	(563)	(1,019)	1	10	(1,914)	717	(2,824)
Net derivative gains (losses)	39	120	(921)	89	(44)	(1,350)	(73)	(2,140)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(153)	(449)	350	(34)	688	(260)	17	159
Other revenues	—	(75)	—	—	1	29	40	(5)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(32)	183	(157)	—	11	—	5
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement (losses) gains	—	29	43	—	40	882	—	994
Interest credited to PABs	—	—	(395)	(149)	(687)	(20)	—	(1,251)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	1	8	(5)	—	(97)	(93)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	36	204	328	61	(11)	551	(135)	1,034
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$733	$(760)	$5,723
Less: Preferred stock dividends	—	—	—	—	—	—	198	198
Adjusted earnings available to common shareholders	$1,655	$1,708	$1,282	$840	$265	$733	$(958)	$5,525

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,655	$1,708	$1,248	$791	$253	$733	$(958)	$5,430

Premiums, fees and other revenues	$23,929	$8,757	$6,969	$5,727	$2,347	$3,737	$495	$51,961
Less: adjustments to premiums, fees and other revenues	—	(75)	—	—	1	29	40	(5)
Adjusted premiums, fees and other revenues	$23,929	$8,832	$6,969	$5,727	$2,346	$3,708	$455	$51,966

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$23,929	$8,832	$6,608	$5,392	$2,271	$3,708	$455	$51,195
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $413 million, or 1%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $1.2 billion, or 2%, compared to 2023, primarily due to growth in both core and voluntary products in the Group Benefits segment and strong sales and solid persistency across the region in the Latin America segment, partially offset by the expected decline in the MetLife Holdings segment from business run-off.

	Years Ended December 31,
	2024	2023
	(In millions)
Group Benefits	$1,606	$1,655
RIS	1,667	1,708
Asia	1,621	1,282
Latin America	881	840
EMEA	283	265
MetLife Holdings	647	733
Corporate & Other	(909)	(958)
Adjusted earnings available to common shareholders	$5,796	$5,525

Adjusted earnings available to common shareholders on a constant currency basis	$5,796	$5,430

Adjusted premiums, fees and other revenues	$52,379	$51,966
Adjusted premiums, fees and other revenues on a constant currency basis	$52,379	$51,195
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $271 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings available to common shareholders by approximately $170 million as a result of the reinsurance transaction that closed in November 2023 in the MetLife Holdings segment
Foreign Currency - Decreased adjusted earnings available to common shareholders by $95 million, primarily in the Latin America and Asia segments
Market Factors - Increased adjusted earnings available to common shareholders by $217 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, as well as the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by lower income on derivatives and real estate investments
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in the RIS and Asia segments
Volume Growth - Increased adjusted earnings available to common shareholders by $194 million:
•Higher average invested assets, primarily in the RIS and Latin America segments
•Higher sales and business growth in the EMEA and Latin America segments
Largely offset by:
•Increase in interest credited expenses on long duration products, primarily in the RIS segment

Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $190 million:
•Favorable mortality results, primarily in the Group Benefits segment, higher surrender charges in the Asia segment, and favorable morbidity experience in the MetLife Holdings segment, partially offset by unfavorable morbidity experience in the Group Benefits segment
•Favorable change from refinements to certain insurance assets and other liabilities in both years, primarily in the Asia and Group Benefits segments, partially offset by an unfavorable change to certain insurance liabilities in the RIS segment
Expenses - Decreased adjusted earnings available to common shareholders by $122 million:
•Higher direct expenses, including employee-related and technology costs, in most of the segments
•Higher litigation reserves
Partially offset by:
•Lower corporate-related expenses, primarily in Corporate & Other
Taxes - Unfavorable change in effective tax rate - 24% in 2024 compared to 22% in 2023:
•2024 effective tax rate on income before provision for income tax was 24% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments now accounted for under the proportional amortization method
◦Corporate tax deduction for stock compensation
•2023 effective tax rate on income before provision for income tax was 22% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Low income housing and other tax credits
◦Non-taxable investment income
◦Corporate tax deduction for stock compensation

Notable Items - Actuarial assumption review and other insurance adjustments, litigation reserves and settlement costs, and tax adjustments - Increased adjusted earnings available to common shareholders by $88 million on a reported basis:

	Years Ended December 31,		Variance
	2024	2023
	(In millions, net of income tax)
Group Benefits	$(58)	$27	$(85)
RIS	104	61	43
Asia	(41)	(94)	53
Latin America	4	—	4
EMEA	(5)	18	(23)
MetLife Holdings	12	2	10
Corporate & Other	10	(76)	86
Total	$26	$(62)	$88

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $941 million, or 4%, compared to 2023, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$1,606	$1,655

Adjusted premiums, fees and other revenues	$24,870	$23,929
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $49 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $27 million:
•Recurring investment income decreased - lower income on derivatives, partially offset by higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $18 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $88 million:
•Favorable mortality - primarily due to lower claims incidence in our life business
•Favorable change from refinements to certain insurance and other liabilities in both years
Partially offset by:
•Unfavorable morbidity - (i) higher incidence in the accident & health business, (ii) higher claims in vision, and (iii) higher utilization and the impact of prior year development in dental, partially offset by (a) favorable claims experience and rate actions in our pet insurance business and (b) higher recoveries and a favorable reserve adjustment in 2024 in our disability business
Expenses - Decreased adjusted earnings by $43 million:
•Higher legal plan utilization and higher technology, employee-related and various other operating expenses exceeded the corresponding increase in adjusted premiums, fees and other revenues
Notable Items - Decreased adjusted earnings by $85 million:
•2024 notable items - unfavorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies
•2023 notable item - favorable impact of $27 million - actuarial assumption review

Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 decreased $238 million, or 3%, compared to 2023. The decrease was primarily driven by lower premiums from our pension risk transfer and post-retirement benefit businesses, largely offset by growth in our U.K. longevity reinsurance and institutional income annuities businesses. Changes in premiums were partially offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$1,667	$1,708

Adjusted premiums, fees and other revenues	$8,594	$8,832
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $41 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $97 million:
•Higher average interest crediting rates primarily on investment-type products
Largely offset by:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, partially offset by lower income on derivatives
Volume Growth - Increased adjusted earnings by $62 million:
•Positive flows from pension risk transfer transactions and funding agreement issuances resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $32 million:
•Unfavorable refinements to certain insurance liabilities
Expenses - Decreased adjusted earnings by $39 million:
•Higher expenses, including certain employee-related costs
Notable Items - Increased adjusted earnings by $43 million:
•2024 notable item - favorable impact of $104 million - actuarial assumption review
•2023 notable item - favorable impact of $61 million - actuarial assumption review

Asia
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 decreased $212 million, or 3%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $149 million, or 2%, compared to 2023, as increases in premiums in Korea and Australia, as well as fee income from Japan’s foreign currency life and annuity products, were partially offset by a decrease in premiums from Japan’s accident & health and yen-denominated life products.

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$1,621	$1,282
Adjusted earnings on a constant currency basis	$1,621	$1,248

Adjusted premiums, fees and other revenues	$6,757	$6,969
Adjusted premiums, fees and other revenues on a constant currency basis	$6,757	$6,608
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $339 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $34 million:
•Japanese yen and Korean won weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $193 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities
Partially offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $89 million:
•Higher surrender charges in Japan
•Favorable change from refinements to certain insurance assets and liabilities in both years
Taxes - Increased adjusted earnings by $41 million:
•Favorable change in Japan - lower premium tax due to lower sales and tax benefits from higher foreign earnings taxed at lower rates in 2024
•Favorable change in Korea - tax benefits due to lower dividend withholding tax as a result of a rate decrease and a tax audit settlement in 2024
Notable Items - Increased adjusted earnings by $53 million on a reported basis:
•2024 notable item - unfavorable impact of $41 million - actuarial assumption review
•2023 notable item - unfavorable impact of $94 million - actuarial assumption review

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $209 million, or 4%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $544 million, or 10%, compared to 2023, mainly driven by strong sales and solid persistency across the region.

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$881	$840
Adjusted earnings on a constant currency basis	$881	$791

Adjusted premiums, fees and other revenues	$5,936	$5,727
Adjusted premiums, fees and other revenues on a constant currency basis	$5,936	$5,392
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $41 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $49 million:
•Chilean and Mexican peso weakened against the U.S. dollar
Volume Growth - Increased adjusted earnings by $95 million:
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
Partially offset by:
•Increase in interest credited expenses on long duration products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $22 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico
Expenses - Decreased adjusted earnings by $13 million:
•Higher corporate-related and various other operating expenses, primarily in Mexico and Chile
Other - Decreased adjusted earnings by $15 million, includes
•Higher amortization of DAC
Notable Items - Increased adjusted earnings by $4 million:
•2024 notable item - favorable impact of $4 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $202 million, or 9%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $277 million, or 12%, compared to 2023 primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) credit life and pension businesses in Turkey and Romania, and (iii) accident & health business across the region.

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$283	$265
Adjusted earnings on a constant currency basis	$283	$253

Adjusted premiums, fees and other revenues	$2,548	$2,346
Adjusted premiums, fees and other revenues on a constant currency basis	$2,548	$2,271
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $18 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $12 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $29 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $51 million:
•Increase in sales and business growth of:
◦Credit life and pension businesses in Turkey and Romania
◦Corporate solutions business in the Gulf, the U.K. and Egypt
◦Accident & health business across the region
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $4 million:
•Unfavorable change from refinements to certain insurance liabilities in both years
Partially offset by:
•Favorable underwriting experience across the region
Expenses - Decreased adjusted earnings by $36 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Taxes - Increased adjusted earnings by $13 million
•Tax-related adjustments in both years
Notable Items - Decreased adjusted earnings by $23 million on a reported basis:
•2024 notable item - unfavorable impact of $5 million - actuarial assumption review
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

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings	$647	$733

Adjusted premiums, fees and other revenues	$3,272	$3,708
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $86 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings by approximately $170 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings by $73 million:
•Variable investment income increased - higher returns on private equity funds
•Decrease in interest credited expenses on long duration products
Partially offset by:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, largely offset by higher yields on fixed income securities
Volume Growth - Decreased adjusted earnings by $40 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $28 million:
•Favorable morbidity experience in our long-term care business
•Lower dividend expense due to business run-off
Notable Items - Increased adjusted earnings by $10 million:
•2024 notable items - favorable impact of $12 million - actuarial assumption review and other insurance adjustments
•2023 notable items - favorable impact of $2 million - actuarial assumption review, largely offset by other insurance adjustments

Corporate & Other

	Years Ended December 31,
	2024	2023
	(In millions)
Adjusted earnings available to common shareholders	$(909)	$(958)

Adjusted premiums, fees and other revenues	$402	$455
The table below presents adjusted earnings available to common shareholders by source:

	Years Ended December 31,
	2024	2023
	(In millions)
Business activities	$72	$87
Net investment income	416	353
Interest expense on debt	(1,033)	(1,047)
Corporate initiatives and projects	(33)	(67)
Other	(306)	(493)
Provision for income tax (expense) benefit and other tax-related items	175	407
Preferred stock dividends	(200)	(198)
Adjusted earnings available to common shareholders	$(909)	$(958)
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Increased $49 million primarily due to the following:
Business Activities - Decreased adjusted earnings available to common shareholders by $12 million:
•Lower revenues in certain of our businesses
Net Investment Income - Increased adjusted earnings available to common shareholders by $50 million:
•Recurring investment income increased - the impact of tax equity investments now accounted for under the proportional amortization method, partially offset by lower yields on fixed income securities and lower average invested assets
•Variable investment income increased - higher returns on corporate debt funds
Interest Expense on Debt - Increased adjusted earnings available to common shareholders by $11 million:
•Surplus notes repayments at maturity in January and February 2024
•Senior note repayment at maturity in April 2024
•Early senior note redemption in February 2023 and April 2024
•Interest rate decrease on surplus notes
Partially offset by:
•Senior note issuances in July 2023, March 2024, June 2024 and September 2024
Corporate Initiatives and Projects & Other – Increased adjusted earnings available to common shareholders by $175 million:
•Interest associated with a tax refund in 2024 (notable item)
•Lower corporate and employee-related expenses, including from initiatives and projects
•Litigation reserves increased less in 2024 compared to 2023 (includes notable items in both years)

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
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance with Third Parties
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance with third parties. These assets are reflected in our consolidated financial statements, but the investment returns are ceded to third-party reinsurers (“Reinsurance adjustments”). Reinsurance adjustments, unless otherwise stated, have been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 9 of the Notes to the Consolidated Financial Statements for more information about reinsurance.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

December 31, 2024
(In millions)
Fixed maturity securities AFS:
U.S. corporate	$790
Foreign corporate	405
Foreign government	355
Residential mortgage-backed securities (“RMBS”)	286
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	201
CMBS	165
Municipals	111
U.S. government and agency	78
Total fixed maturity securities AFS	2,391
Net mortgage loans:
Commercial	82
Residential	3
Net mortgage loans	85
Other limited partnership interests	11
Short-term investments, cash and cash equivalents	206
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$2,693

Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings Available to Common Shareholders” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 11 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at December 31, 2024
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	$99	$11	$94	$204
Ukraine	31	—	—	31
Russian Federation	11	—	—	11
Total	$141	$11	$94	$246
Investment grade %	70.7%	99.3%	56.3%	66.5%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL and estimated fair value of these securities were $307 million, $283 million and $246 million, respectively, at December 31, 2024.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Years Ended December 31,
	2024	2023
	(In millions)
Net investment income — GAAP	$21,273	$19,908
Investment hedge adjustments	604	1,012
Unit-linked investment income and reinsurance adjustments	(1,122)	(1,183)
Other	(83)	12
Adjusted net investment income (1)	$20,672	$19,749
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Years Ended December 31,
	2024		2023
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.44%	$13,089	4.20%	$12,499
Net mortgage loans (3), (4)	5.29	4,378	5.15	4,353
Real estate and real estate joint ventures	(0.12)	(15)	0.12	16
Policy loans	5.60	453	5.41	471
Equity securities	4.38	23	3.61	31
Other limited partnership interests	6.73	965	3.10	455
Cash and short-term investments	5.04	961	5.73	811
Other invested assets		1,414		1,666
Investment income	4.80%	$21,268	4.58%	$20,302
Investment fees and expenses	(0.13)	(595)	(0.13)	(553)
Net investment income including divested businesses (5)	4.67%	$20,673	4.45%	$19,749
Less: net investment income from divested businesses (5)		1		—
Adjusted net investment income		$20,672		$19,749
__________________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Adjusted net investment income excludes realized gains (losses) from sales and disposals, and includes the impact of changes in foreign currency exchange rates. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), mortgage loans originated for third parties, invested assets and cash and cash equivalents subject to ceded reinsurance with third parties, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $205 million and $188 million for the years ended December 31, 2024 and 2023, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and net mortgage loans includes prepayment fees.

(4)Investment income from net mortgage loans excludes investment income from mortgage loans originated for third parties, respectively. See “— Net Mortgage Loans.”
(5)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for discussion of divested businesses.
See “— Results of Operations — Consolidated Results — Adjusted Earnings Available to Common Shareholders” for an analysis of the period over period changes in investment portfolio results.
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
Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	December 31,
	2024		2023
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$201,259	72.2%	$209,616	74.5%
Privately placed	77,393	27.8	71,796	25.5
Total fixed maturity securities AFS excluding invested assets subject to ceded reinsurance	$278,652	100.0%	$281,412	100.0%
Reinsurance adjustments	2,391		—
Total fixed maturity securities AFS	$281,043		$281,412
Percentage of cash and invested assets excluding invested assets subject to ceded reinsurance	60.7%		60.3%
Equity securities
Publicly traded	$474	66.6%	$506	66.8%
Privately held	238	33.4	251	33.2
Total equity securities	$712	100.0%	$757	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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
Included within fixed maturity securities AFS are structured securities, including RMBS, ABS & CLO and commercial mortgage-backed securities (“CMBS”) (collectively, “Structured Products”). See “— Structured Products” for further information.

Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2024.
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

	December 31, 2024
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,597	6.0%	$415	58.4%
Level 2
Independent pricing sources	227,495	81.6	58	8.1
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$227,495	81.6%	$61	8.5%
Level 3
Independent pricing sources	26,773	9.6	30	4.2
Internal matrix pricing or discounted cash flow techniques	7,179	2.6	200	28.1
Independent broker quotations	608	0.2	6	0.8
Significant unobservable inputs	$34,560	12.4%	$236	33.1%
Total at estimated fair value excluding invested assets subject to ceded reinsurance	$278,652	100.0%	$712	100.0%
Reinsurance adjustments	2,391		—
Total at estimated fair value	$281,043		$712
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2024: foreign corporate securities, U.S. corporate securities and ABS & CLO. During the year ended December 31, 2024, Level 3 fixed maturity securities AFS increased by $1.6 billion, or 4.9%. The increase was driven by purchases in excess of sales, partially offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in OCI.
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
Rating agency ratings are based on availability of applicable ratings from rating agencies on the NAIC credit rating provider list, including Moody’s Investors Service, Inc. (“Moody’s”), S&P, Fitch Ratings Inc. (“Fitch”), Morningstar DBRS, A.M. Best Company, Inc. (“A.M. Best”), Kroll Bond Rating Agency, LLC and Egan-Jones Ratings Company. If no rating is available from a rating agency, then an internally developed rating is used.
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

		December 31,
		2024				2023
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$212,723	$(20,624)	$192,099	68.9%	$209,232	$(14,510)	$194,722	69.2%
Baa	2	79,308	(4,963)	74,345	26.7	77,534	(3,854)	73,680	26.2
Subtotal investment grade		292,031	(25,587)	266,444	95.6	286,766	(18,364)	268,402	95.4
Ba	3	8,834	(154)	8,680	3.1	10,694	(395)	10,299	3.7
B	4	3,279	(244)	3,035	1.1	2,491	(120)	2,371	0.8
Caa and lower	5	478	(53)	425	0.2	280	(22)	258	0.1
In or near default	6	106	(38)	68	—	140	(58)	82	—
Subtotal below investment grade		12,697	(489)	12,208	4.4	13,605	(595)	13,010	4.6
Total fixed maturity securities AFS excluding invested assets subject to ceded reinsurance		$304,728	$(26,076)	$278,652	100.0%	$300,371	$(18,959)	$281,412	100.0%
Reinsurance adjustments		2,533	(142)	2,391		—	—	—
Total fixed maturity securities AFS		$307,261	$(26,218)	$281,043		$300,371	$(18,959)	$281,412

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2024
U.S. corporate	$40,319	$33,271	$3,458	$1,282	$222	$32	$78,584
Foreign corporate	18,419	31,264	3,157	375	124	15	53,354
Foreign government	31,927	5,078	1,529	1,302	46	13	39,895
RMBS	32,860	1,144	81	38	8	4	34,135
U.S. government and agency	32,982	368	—	—	—	—	33,350
ABS & CLO	16,927	2,993	405	38	25	2	20,390
Municipals	9,557	183	22	—	—	—	9,762
CMBS	9,108	44	28	—	—	2	9,182
Total fixed maturity securities AFS excluding invested assets subject to ceded reinsurance	$192,099	$74,345	$8,680	$3,035	$425	$68	$278,652
Percentage of total	68.9%	26.7%	3.1%	1.1%	0.2%	—%	100.0%
Reinsurance adjustments	1,592	783	10	—	6	—	2,391
Total fixed maturity securities AFS	$193,691	$75,128	$8,690	$3,035	$431	$68	$281,043
December 31, 2023
U.S. corporate	$42,892	$31,942	$4,093	$1,602	$158	$30	$80,717
Foreign corporate	19,519	32,144	3,300	458	9	14	55,444
Foreign government	37,024	5,727	2,410	245	52	31	45,489
RMBS	28,381	602	68	40	3	2	29,096
U.S. government and agency	31,876	376	—	—	—	—	32,252
ABS & CLO	14,345	2,548	345	26	26	4	17,294
Municipals	10,974	168	29	—	—	—	11,171
CMBS	9,711	173	54	—	10	1	9,949
Total fixed maturity securities AFS excluding invested assets subject to ceded reinsurance	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412
Percentage of total	69.2%	26.2%	3.7%	0.8%	0.1%	—%	100.0%
Reinsurance adjustments	—	—	—	—	—	—	—
Total fixed maturity securities AFS	$194,722	$73,680	$10,299	$2,371	$258	$82	$281,412

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2024 or 2023. The top 10 holdings comprised 1% of total investments at both December 31, 2024 and 2023. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2024		2023
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$30,381	23.1%	$32,142	23.5%
Consumer (cyclical and non-cyclical)	26,823	20.3	28,391	20.9
Utility	25,029	19.0	24,058	17.7
Industrial (basic, capital goods and other)	14,681	11.1	14,240	10.5
Transportation	12,208	9.3	12,132	8.9
Communications	9,536	7.2	10,048	7.4
Energy	7,411	5.6	7,917	5.8
Technology	4,359	3.3	4,262	3.1
Other	1,510	1.1	2,971	2.2
Total excluding invested assets subject to ceded reinsurance	$131,938	100.0%	$136,161	100.0%
Reinsurance adjustments	1,195		—
Total U.S. and Foreign Corporate fixed maturity securities AFS	$133,133		$136,161

Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $63.7 billion and $56.3 billion of Structured Products at estimated fair value, at December 31, 2024 and 2023, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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
On a risk profile basis, RMBS includes Agency and Non-Agency securities. Agency RMBS were guaranteed or otherwise supported by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation or Government National Mortgage Association. Non-Agency securities include prime, prime investor, non-qualified residential mortgage (“NQM”), and alternative residential mortgage loans (“Alt-A”), and reperforming and sub-prime mortgage-backed securities. Prime (owner-occupied) and prime investor (non-owner-occupied) loans were originated to the most creditworthy borrowers with high quality credit profiles. NQM and Alt-A are classifications of mortgage loans where the risk profile of the borrower is between prime and sub-prime. Sub-prime mortgage lending is the origination of residential mortgage loans to borrowers with weak credit profiles, while reperforming loans were previously delinquent that returned to performing status.

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$21,568	63.2%	$(1,370)	$16,704	57.4%	$(1,268)
Pass-through mortgage-backed securities	12,567	36.8	(1,294)	12,392	42.6	(1,114)
Total RMBS excluding invested assets subject to ceded reinsurance	$34,135	100.0%	$(2,664)	$29,096	100.0%	$(2,382)
Reinsurance adjustments	286		1	—		—
Total RMBS	$34,421		$(2,663)	$29,096		$(2,382)
Risk profile
Agency	$20,660	60.5%	$(2,058)	$18,472	63.5%	$(1,650)
Non-Agency
Prime and prime investor	6,390	18.7	(374)	4,827	16.6	(435)
NQM and Alt-A	1,699	5.0	(37)	1,760	6.0	(75)
Reperforming and sub-prime	3,579	10.5	(173)	2,622	9.0	(167)
Other (1)	1,807	5.3	(22)	1,415	4.9	(55)
Subtotal Non-Agency	13,475	39.5%	(606)	10,624	36.5%	(732)
Total RMBS excluding invested assets subject to ceded reinsurance	$34,135	100.0%	$(2,664)	$29,096	100.0%	$(2,382)
Reinsurance adjustments	286		1	—		—
Total RMBS	$34,421		$(2,663)	$29,096		$(2,382)
Ratings profile
Rated Aaa and Aa	$29,158	85.4%		$25,307	87.0%
Designated NAIC 1	$32,860	96.3%		$28,384	97.6%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$1,938	9.5%	$(22)	$1,376	8.0%	$(77)
Vehicle and equipment loans	1,328	6.5	(1)	1,605	9.2	(23)
Consumer loans	1,173	5.8	(34)	944	5.5	(78)
Credit card	1,122	5.5	7	904	5.2	(4)
Franchise	816	4.0	(35)	852	4.9	(65)
Student loans	671	3.3	(37)	702	4.1	(58)
Other (1)	6,197	30.4	(263)	3,038	17.6	(241)
Total	13,245	65.0%	(385)	9,421	54.5%	(546)
CLO (2)	7,145	35.0%	11	7,873	45.5%	(63)
Total ABS & CLO excluding invested assets subject to ceded reinsurance	$20,390	100.0%	$(374)	$17,294	100.0%	$(609)
Reinsurance adjustments	201		1	—		—
Total ABS & CLO	$20,591		$(373)	$17,294		$(609)
ABS ratings profile
Rated Aaa and Aa	$3,977	30.0%		$3,970	42.1%
Designated NAIC 1	$10,366	78.3%		$7,227	76.7%
CLO ratings profile
Rated Aaa and Aa	$5,313	74.4%		$5,913	75.1%
Designated NAIC 1	$6,386	89.4%		$7,118	90.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,290	45.6%		$9,883	57.1%
Designated NAIC 1	$16,752	82.2%		$14,345	82.9%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2024			2023
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$5,097	55.5%	$(325)	$6,102	61.3%	$(643)
Single asset and single borrower	2,197	23.9	(75)	1,997	20.1	(136)
Agency	715	7.8	(116)	735	7.4	(93)
Commercial real estate collateralized loan obligations	249	2.7	(1)	437	4.4	(9)
Other	924	10.1	20	678	6.8	(7)
Total CMBS excluding invested assets subject to ceded reinsurance	$9,182	100.0%	$(497)	$9,949	100.0%	$(888)
Reinsurance adjustments	165		3	—		—
Total CMBS	$9,347		$(494)	$9,949		$(888)
Ratings profile
Rated Aaa and Aa	$7,467	81.3%		$8,262	83.0%
Designated NAIC 1	$9,108	99.2%		$9,710	97.6%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 11 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.4 billion and $13.8 billion at December 31, 2024 and 2023, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $433 million and $362 million at December 31, 2024 and 2023, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our consolidated financial statements and cannot be sold or re-pledged, was $443 million and $371 million at December 31, 2024 and 2023, respectively.

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
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2024				2023
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$48,967	59.6%	$461	0.9%	$52,111	61.5%	$295	0.6%
Agricultural	19,030	23.1	83	0.4%	19,559	23.1	171	0.9%
Residential	14,186	17.3	179	1.3%	13,096	15.4	182	1.4%
Total excluding invested assets subject to ceded reinsurance	82,183	100.0%	723	0.9%	84,766	100.0%	648	0.8%
Reinsurance adjustments	85		—		—		—
Net mortgage loans	$82,268	100.0%	$723		$84,766	100.0%	$648
_________________
(1)Does not include mortgage loans originated for third parties of $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) or the related ACL of $77 million at December 31, 2024 and $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) or the related ACL of $73 million at December 31, 2023.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Australia at December 31, 2024. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 16%, 8% and 6%, respectively, of total net commercial and agricultural mortgage loans at December 31, 2024. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at December 31, 2024. The carrying values of our residential mortgage loans located in California, Florida and New York were 34%, 10% and 7%, respectively, of total residential mortgage loans at December 31, 2024.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2024		2023
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,738	17.8%	$9,016	17.3%
Non-U.S.	7,901	16.1	8,933	17.1
Middle Atlantic	6,938	14.2	7,477	14.3
South Atlantic	5,890	12.0	6,637	12.7
West South Central	3,228	6.6	3,472	6.7
New England	2,680	5.5	2,859	5.5
Mountain	2,317	4.7	2,193	4.2
East North Central	1,453	3.0	1,822	3.5
East South Central	481	1.0	654	1.3
West North Central	410	0.8	613	1.2
Multi-Region and Other	8,931	18.3	8,435	16.2
Total amortized cost excluding invested assets subject to ceded reinsurance	$48,967	100.0%	$52,111	100.0%
Reinsurance adjustments	82
Total	$49,049		$52,111
Less: ACL	461		295
Carrying value, net of ACL	$48,588		$51,816
Property Type
Office	$18,269	37.3%	$19,651	37.7%
Apartment	10,472	21.4	11,974	23.0
Retail	6,612	13.5	7,218	13.9
Single Family Rental	5,355	10.9	4,728	9.1
Industrial	4,999	10.2	5,275	10.1
Hotel	3,178	6.5	3,140	6.0
Other	82	0.2	125	0.2
Total amortized cost excluding invested assets subject to ceded reinsurance	48,967	100.0%	52,111	100.0%
Reinsurance adjustments	82
Total	$49,049		$52,111
Less: ACL	461		295
Carrying value, net of ACL	$48,588		$51,816
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 69% and 64% at December 31, 2024 and 2023, respectively, and our average DSCR was 2.1x and 2.3x at December 31, 2024 and 2023, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 46% and 47% at December 31, 2024 and 2023, respectively. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $49.0 billion at amortized cost at December 31, 2024 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2024
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	45.9%	2.4%	1.6%	49.9%
65% - 75%	18.1%	1.4%	0.8%	20.3%
76% - 80%	5.4%	0.2%	0.7%	6.3%
>80%	16.7%	3.8%	3.0%	23.5%
Total	86.1%	7.8%	6.1%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.0 billion at amortized cost at December 31, 2024 by the key credit quality indicator of LTV was as follows:

December 31, 2024
LTV	Total
<65%	92.7%
65% - 75%	6.8%
76% - 80%	0.2%
>80%	0.3%
Total	100.0%

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
Real Estate and Real Estate Joint Ventures
Our real estate investments are comprised of wholly-owned properties, and interests in both real estate joint ventures and real estate funds which invest in a wide variety of properties and property types, consisting of single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.3 billion at both December 31, 2024 and 2023, or 2.9% of cash and invested assets, at both December 31, 2024 and 2023.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.7 billion and $4.8 billion unrealized gain position at December 31, 2024 and 2023, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analyses, we recorded impairment (loss) of $36 million and $2 million during the years ended December 31, 2024 and 2023, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 11 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2024		2023
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$4,285	32.1%	$4,110	30.8%
Retail	1,257	9.4	1,261	9.5
Apartment	977	7.3	1,160	8.7
Land	906	6.8	800	6.0
Hotel	700	5.3	779	5.8
Industrial	309	2.3	423	3.2
Agriculture	18	0.1	7	0.1
Other	35	0.3	13	0.1
Wholly-owned and real estate joint ventures	$8,487	63.6%	$8,553	64.2%
Diversified property types and multi-property	1,206	9.0	1,120	8.4
Real estate funds	3,649	27.4	3,659	27.4
Total real estate and real estate joint ventures	$13,342	100.0%	$13,332	100.0%

Geographical diversification: Wholly-owned and real estate joint ventures totaled $8.5 billion at December 31, 2024, 68% of which were located in the U.S. and 32% of such properties were located outside the U.S., at December 31, 2024, at carrying value. The portion of these properties located in Japan, Washington, D.C. and Georgia were 28%, 9% and 8%, respectively, at December 31, 2024, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds and hedge funds. At December 31, 2024 and 2023, the carrying value of other limited partnership interests was $14.4 billion and $14.8 billion, which included $18 million and $27 million of hedge funds, respectively. Other limited partnership interests were 3.1% and 3.2% of cash and invested assets at December 31, 2024 and 2023, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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
Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2024		2023
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,212	44.4%	$8,737	48.0%
Operating joint ventures	2,006	10.8	1,142	6.3
Company-owned life insurance policies	1,738	9.4	1,036	5.7
Annuities funding structured settlement claims	1,248	6.7	1,256	6.9
Direct financing leases	1,228	6.6	1,304	7.2
Tax credit and renewable energy partnerships	714	3.9	1,034	5.7
FHLBNY common stock	699	3.8	714	3.9
Leveraged leases	623	3.4	689	3.8
Funds withheld	433	2.3	436	2.4
Other	1,603	8.7	1,854	10.1
Total	$18,504	100.0%	$18,202	100.0%
Percentage of cash and invested assets	4.0%		3.9%
__________________
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, FHLBNY common stock, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 24 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2024 and 2023. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 11 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2024 and 2023.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the years ended December 31, 2024, 2023 and 2022.
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
Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements:
◦Note 3 (acquisitions and dispositions);
◦Note 5 (funding agreements, reported in PABs and the related pledged collateral);
◦Note 16 (long-term debt, short-term debt, credit and committed facilities, and debt and facility covenants);
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
◦Note 3 (affiliated long-term debt); and

◦Note 4 (support agreements).
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At December 31, 2024 and 2023, our short-term liquidity position was $18.6 billion and $19.2 billion, respectively, and liquid assets were $172.8 billion and $182.6 billion, respectively.
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
Our affiliated U.S. captive reinsurers are licensed under the Special Purpose Financial Captive law adopted by Vermont and South Carolina, their states of domicile. The statutory reserves of the affiliated ceding companies are supported by a combination of funds withheld assets, investment assets and letters of credit issued by unaffiliated financial institutions. MetLife, Inc. has entered into various support agreements in connection with the activities of these U.S. captive reinsurers.
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

	Years Ended December 31,
	2024	2023
	(In millions)
Sources:
Operating activities, net	$14,598	$13,721
Net change in PABs	2,963	4,711
Long-term debt issued	1,568	1,989
Other, net	223	—
Total sources	19,352	20,421
Uses:
Investing activities, net	11,493	10,246
Net change in payables for collateral under securities loaned and other transactions	244	3,283
Long-term debt repaid	1,792	1,035
Collateral financing arrangement repaid	161	79
Derivatives with certain financing elements and other derivative-related transaction, net	157	74
Net change in mortgage loan secured financing	597	163
Treasury stock acquired in connection with share repurchases	3,207	3,103
Dividends on preferred stock	200	198
Dividends on common stock	1,527	1,566
Other, net	—	139
Effect of change in foreign currency exchange rates on cash and cash equivalents	545	91
Total uses	19,923	19,977
Net increase (decrease) in cash and cash equivalents	$(571)	$444
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
The following table summarizes our outstanding debt at:

	December 31,
	2024	2023
	(In millions)
Short-term debt (1)	$465	$119
Long-term debt (2)	$15,086	$15,548
Collateral financing arrangement	$476	$637
Junior subordinated debt securities	$3,164	$3,161
__________________
(1)This is all short-term debt that is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $348 million and $442 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2024 and 2023, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2024.

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
The sum of the estimated cash flows of $335.8 billion ($40.7 billion of which are estimated to occur in one year or less) exceeds the liability amount of $221.4 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.

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
Insurance Liabilities
Insurance liabilities include FPBs, MRBs, at estimated fair value, other policy-related balances and policyholder dividends payable, which are all reported on the consolidated balance sheet and are more fully described in Notes 1, 4 and 6 of the Notes to the Consolidated Financial Statements. The sum of the estimated cash flows of $344.0 billion ($22.9 billion of which are estimated to occur in one year or less) exceeds the liability amounts of $215.5 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, between the date the liabilities were initially established and the current date; and (iii) liabilities related to accounting conventions, or which are not contractually due, which are excluded.
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
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2024 and 2023, general account surrenders and withdrawals from annuity products were $1.7 billion and $2.0 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2024, there were funding agreements totaling $125 million that could be put back to the Company.

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
Liquid Assets
At December 31, 2024 and 2023, MetLife holding companies had $5.1 billion and $5.2 billion, respectively, in liquid assets. Of these amounts, $4.2 billion and $4.2 billion were held by MetLife, Inc. and $944 million and $1.0 billion were held by other MetLife holding companies at December 31, 2024 and 2023, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
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

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$5,541	$5,541	$4,786	$4,786
Long-term debt issued (2)	1,508	—	2,000	—
Repayments on and (issuances of) loans to subsidiaries and related interest, net (3)	3	3	—	—
Other, net (4)	346	345	306	421
Total sources	7,398	5,889	7,092	5,207
Uses:
Capital contributions to subsidiaries	237	237	450	450
Long-term debt repaid — unaffiliated	1,438	—	1,000	—
Interest paid on debt and financing arrangements — unaffiliated	870	870	807	807
Dividends on common stock	1,527	—	1,566	—
Treasury stock acquired in connection with share repurchases	3,177	—	3,103	—
Dividends on preferred stock	200	200	198	198
Issuances of and (repayments on) loans to subsidiaries and related interest, net (3)	—	—	233	233
Total uses	7,449	1,307	7,357	1,688
Net increase (decrease) in liquid assets, MetLife, Inc. (Parent Company Only)	(51)		(265)
Liquid assets, beginning of year	4,208		4,473
Liquid assets, end of year	$4,157		$4,208
Free Cash Flow, MetLife, Inc. (Parent Company Only)		4,582		3,519
Net cash provided by operating activities, MetLife, Inc. (Parent Company Only)	$4,735		$4,183

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,117	$2,117	$2,748	$2,748
Total sources	2,117	2,117	2,748	2,748
Uses:
Capital contributions to subsidiaries	34	34	9	9
Repayments on and (issuance of) loans to subsidiaries and affiliates and related interest, net	21	21	107	107
Dividends and returns of capital to MetLife, Inc.	1,583	1,583	2,032	2,032
Other, net	562	502	483	487
Total uses	2,200	2,140	2,631	2,635
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	(83)		117
Liquid assets, beginning of year	1,027		910
Liquid assets, end of year	$944		$1,027
Free Cash Flow, Other MetLife Holding Companies		(23)		113
Net increase (decrease) in liquid assets, All Holding Companies	$(134)		$(148)
Free Cash Flow, All Holding Companies (5)		$4,559		$3,632
__________________
(1)Dividends and returns of capital to MetLife, Inc. included $3.9 billion and $2.8 billion from operating subsidiaries and $1.6 billion and $2.0 billion from other MetLife holding companies for the years ended December 31, 2024 and 2023, respectively.

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
(4)Other, net includes $46 million and $165 million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2024 and 2023, respectively.
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

The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2025	2024		2023
Company	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$2,732	$3,476	$3,476	$2,471	$2,471
American Life Insurance Company	$751	$1,485	$945	$1,887	$499
Metropolitan Tower Life Insurance Company	$358	$373	$373	$189	$189
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
In addition to the amounts presented in the table above, for the years ended December 31, 2024 and 2023, MetLife, Inc. also received from certain other subsidiaries cash dividends of $133 million and $233 million, respectively, as well as cash returns of capital of $74 million and $6 million, respectively.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2024	2023
	(In millions)
Long-term debt — unaffiliated	$14,431	$14,516
Long-term debt — affiliated	$1,447	$1,585
Junior subordinated debt securities	$2,470	$2,468
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
Affiliated Capital and Debt Transactions
For the years ended December 31, 2024 and 2023, excluding acquisitions, MetLife, Inc. invested a net amount of $254 million and $531 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $285 million and $305 million at December 31, 2024 and 2023, respectively.
Debt Repayments
MetLife, Inc. intends to repay, redeem or refinance, in whole or in part, all the debt that is due in 2025.
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2024:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2025	$500	3.00%
2025	$500	3.60%
2026	$160	0.50%
2029 - 2059	$13,370	Ranging from 0.77% - 6.50%
Affiliated:
2025	$250	6.51%
2026	$102	1.64%
2026	$87	1.61%
2026	$78	1.59%
2028	$91	1.76%
2028	$122	1.72%
2029 - 2031	$717	Ranging from 1.81% to 2.16%
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
See Note 1 of the Notes to the Consolidated Financial Statements.
Future Adoption of Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements.

Non-GAAP and Other Financial Disclosures
In this report, the Company presents certain measures of its performance on a consolidated and segment basis that are not calculated in accordance with GAAP. We believe that these non-GAAP financial measures enhance our investors’ understanding of our performance by highlighting the results of operations and the underlying profitability drivers of our business. Segment-specific financial measures are calculated using only the portion of consolidated results attributable to that specific segment.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in “— Results of Operations” and “— Investments.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income.
Our definitions of non-GAAP and other financial measures discussed in this report may differ from those used by other companies.
Adjusted earnings and related measures:
•adjusted earnings;
•adjusted earnings available to common shareholders; and
•adjusted earnings available to common shareholders on a constant currency basis.
Adjusted earnings is used by the Company’s chief operating decision maker, its Chief Executive Officer (“CEO”), to evaluate performance and allocate resources. Consistent with GAAP guidance for segment reporting, adjusted earnings is our GAAP measure of segment performance. Adjusted earnings and related measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and related measures based on adjusted earnings allow analysis of our performance relative to our business plan and facilitate comparisons to industry results.
Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For information relating to adjusted earnings, see “Financial Measure and Segment Accounting Policies” and “Corporate & Other” in Note 2 of the Notes to the Consolidated Financial Statements.
In addition, adjusted earnings available to common shareholders excludes the impact of preferred stock redemption premium, which is reported as a reduction to net income (loss) available to MetLife, Inc.’s common shareholders.

Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s adjusted common stockholders’ equity: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of AOCI (AOCI other than FCTA) and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
•Total MetLife, Inc.’s adjusted common stockholders’ equity, excluding total notable items: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of AOCI (AOCI other than FCTA), the estimated fair value of certain ceded reinsurance-related embedded derivatives and total notable items, all net of income tax.
•Return on MetLife, Inc.’s common stockholders’ equity: net income (loss) available to MetLife, Inc.’s common shareholders divided by MetLife, Inc.’s average common stockholders’ equity.
•Adjusted return on MetLife, Inc.’s common stockholders’ equity: adjusted earnings available to common shareholders divided by MetLife, Inc.’s average adjusted common stockholders’ equity.
•Adjusted return on MetLife, Inc.’s common stockholders’ equity, excluding total notable items: adjusted earnings available to common shareholders, excluding total notable items, divided by MetLife, Inc.’s average adjusted common stockholders’ equity, excluding total notable items.
•Allocated equity: the portion of total MetLife, Inc.’s adjusted common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “— Risk Management— Economic Capital.”
The above measures represent a level of equity that excludes most components of AOCI, such as unrealized investment gains (losses), net of related offsets, and future policy benefits discount rate remeasurement gains (losses), as well as the impact of certain ceded reinsurance-related embedded derivatives, as these amounts are primarily driven by market volatility.
Expense ratio and direct expense ratio:
•Expense ratio: other expenses, net of capitalization of DAC, divided by premiums, fees and other revenues.
•Direct expense ratio: adjusted direct expenses, divided by adjusted premiums, fees and other revenues. Direct expenses are comprised of employee-related costs, third-party staffing costs, and general and administrative expenses.
•Direct expense ratio, excluding total notable items related to direct expenses and pension risk transfers: adjusted direct expenses, excluding total notable items related to direct expenses, divided by adjusted premiums, fees and other revenues, excluding pension risk transfers.
The following additional information is relevant to an understanding of our performance results and outlook:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Latin America, Asia and EMEA segments are on a constant currency basis.
•Pension risk transfers include U.K. funded reinsurance.
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

•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2024 and 2023 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2024	2023
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,735	$4,183
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	—	—
Add: Capital contributions to subsidiaries	(237)	(450)
Add: Returns of capital from subsidiaries	74	6
Add: Repayments on and (issuances of) loans to subsidiaries, net	20	(210)
Add: Investment portfolio and derivatives changes and other, net	(10)	(10)
MetLife, Inc. (parent company only) free cash flow	4,582	3,519
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,117	2,748
Add: Capital contributions to subsidiaries	(34)	(9)
Add: Repayments on and (issuances of) loans to subsidiaries, net	(21)	(107)
Add: Other expenses	(677)	(647)
Add: Dividends and returns of capital to MetLife, Inc.	(1,583)	(2,032)
Add: Investment portfolio and derivative changes and other, net	175	160
Total other MetLife, Inc. holding companies free cash flow	(23)	113
Free cash flow of all holding companies	$4,559	$3,632

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$4,735	$4,183
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$4,226	$1,380
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	112%	303%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$4,559	$3,632
Consolidated adjusted earnings available to common shareholders (2)	$5,796	$5,525
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	79%	66%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of ($23) million and $113 million for the years ended December 31, 2024 and 2023, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 112% and 311%, respectively.
(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2024, was positively impacted by notable items, primarily related to tax adjustments of $57 million, net of income tax, and actuarial assumption review and other insurance adjustments of $16 million, net of income tax, offset by litigation reserves and settlement costs of ($47) million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2024 would be 79%.

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
•integrating climate risk into MetLife’s risk management framework and developing climate risk capabilities; and
•reporting to (i) the Finance and Risk Committee of the Board of Directors; (ii) the Compensation Committee of the Board of Directors; and (iii) the financial and non-financial senior management committees on various aspects of risk.

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
•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public and private fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance treaties and other similar contracts.
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
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, financial crime, privacy, and information security risk.
•Liquidity Risk: refers to the risk that MetLife is unable to raise cash or collateral necessary to meet current obligations.
Economic Capital
Economic capital is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital can be deployed. The economic capital model accounts for the unique and specific nature of the risks inherent in our business. Our economic capital model, coupled with considerations of local capital requirements, aligns segment allocated equity with emerging standards and consistent risk principles. The model applies statistics-based risk evaluation principles to the material risks to which the Company is exposed. These consistent risk principles include calibrating required economic capital shock factors to a specific confidence level and time horizon while applying an industry standard method for the inclusion of diversification benefits among risk types. MetLife’s management is responsible for the ongoing production and enhancement of the economic capital model and reviews its approach periodically to ensure that it remains consistent with emerging industry practice standards. For further information, see “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements.
Asset/Liability Management
We actively manage our assets using an approach that is liability driven and balances quality, diversification, asset/liability matching, liquidity, concentration, and investment return. The goals of the investment process are to optimize, net of income tax, risk-adjusted investment income and risk-adjusted total return while ensuring that the assets and liabilities are reasonably aligned on a cash flow and duration basis. The ALM process is the shared responsibility of the ALM, Global Risk Management, and Investments departments, with the engagement of senior members of the business segments and Finance, and is governed by the ALM Committees. The ALM Committees’ duties include reviewing and approving investment guidelines and limits, approving significant portfolio and ALM strategies and providing oversight of the ALM process. The directives of the ALM Committees are carried out and monitored through ALM Working Groups which are set up to manage risk by geography, product or portfolio type. The ALM Steering Committee oversees the activities of the underlying ALM Committees and Working Groups. The ALM Steering Committee reports to the ERC.
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
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2024. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $18.9 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2024
(In millions)
Interest rate risk	$8,301
Foreign currency exchange rate risk	$1,748
Equity market risk	$105
The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2024
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Appreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$282,618	$(20,311)	$(7,395)	$(97)
Mortgage loans		$84,217	(2,614)	(719)	—
Other		$46,213	(795)	(887)	(100)
Total assets			$(23,720)	$(9,001)	$(197)
Liabilities
Future policy benefits		$193,646	$11,924	$3,369	$(9)
Policyholder account balances		$131,261	3,720	2,657	—
Market risk benefits		$2,581	733	18	(310)
Short-term and long-term debt		$14,963	1,167	158	—
Other		$30,453	399	134	3
Total liabilities			$17,943	$6,336	$(316)
Derivative Instruments
Interest rate	$156,981	$(459)	$(2,345)	$86	$—
Foreign currency exchange rate	$76,516	$1,257	(158)	837	—
Credit	$14,555	$143	(5)	(4)	—
Equity market	$16,496	$12	(16)	(2)	408
Total derivative instruments			$(2,524)	$917	$408
Net Change			$(8,301)	$(1,748)	$(105)
Prior Year Net Change			$(8,610)	$(2,322)	$(3)
Increase/(Decrease)			$309	$574	$(102)
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Fixed Maturity Securities Available-for-Sale — Fair Value of Level 3 Fixed Maturity Securities — Refer to Notes 1, 11, and 13 to the financial statements

The Company has investments in certain fixed maturity securities classified as available-for-sale whose fair values are based on unobservable inputs that are supported by little or no market activity and are significant to the determination of estimated fair value. When a price is not available in the active market or from an independent pricing service, management values the security using internal matrix pricing or discounted cash flow techniques. These investments are categorized as Level 3.
Management applies considerable judgment in selecting unobservable inputs to value fixed maturity securities using internal matrix or discounted cash flow techniques. Unobservable assumptions reflect the Company’s own assumptions about assumptions that a market participant would use in pricing the investment.

We have determined the fair value of fixed maturity securities valued using internal matrix pricing or discounted cash flow techniques is a critical audit matter due to the significant judgments made by management when determining the unobservable inputs. This required complex auditor judgment and an increased extent of effort, including the use of fair value specialists and credit specialists, in performing audit procedures to evaluate the estimate of fair value of these securities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of fixed maturity securities determined using internal matrix pricing or discounted cash flow techniques as a result of unobservable inputs included, among others, the following:

•We tested the effectiveness of controls over the determination of fair value.

•We tested the accuracy and completeness of relevant security attributes, such as maturity dates and coupon rates, used in the determination of fair values for the identified fixed maturity securities.

•With the involvement of our fair value specialists, we developed independent fair value estimates for a sample of securities and compared our estimates to the Company’s estimates and evaluated differences. We developed our estimate by evaluating the observable and unobservable inputs used by management or developing independent inputs.

•With the involvement of our credit specialists, we developed an independent expectation of the credit rating for a sample of securities where an external rating was not available and compared our estimates to the Company’s estimates and evaluated differences, including the impact on the fair value of the security.

Insurance Liabilities — Certain Assumptions Related to the Valuation of Future Policy Benefits for Long-Term Care Insurance — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s products include long-term care insurance. Liabilities for amounts payable under long-term care insurance are recorded in future policy benefits in the Company’s consolidated balance sheets. Such liabilities are established based on actuarial assumptions.

Management applies considerable judgment in evaluating actual experience and other information to determine current best estimate assumptions. Principal assumptions used in the valuation of future policy benefits for long-term care insurance include lapse, incidence, claim utilization, premium rate increases and mortality.

We have determined that future policy benefits for long-term care insurance is a critical audit matter because of the significant judgments made by management in setting assumptions used to estimate the future policy benefits liability. This required subjective auditor judgment and an increased extent of effort, including the involvement of actuarial specialists, when performing audit procedures to evaluate the judgments made and the reasonableness of the principal assumptions used in the valuation.

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

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

Market Risk Benefits — Certain Assumptions related to the Valuation of Market Risk Benefits for MetLife Holdings — Refer to Notes 1, 6 and 13 to the financial statements

Critical Audit Matter Description

Market risk benefits are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk and protect the contractholder from the same risk. Market risk benefits are required to be measured at fair value.

Management applies considerable judgment in determining the actuarial and capital market assumptions to be used in the valuation models to estimate the fair value of market risk benefits. Principal assumptions include mortality, withdrawal, utilization, lapse, volatility, and nonperformance risk spread.

We have identified certain assumptions related to the valuation of market risk benefits, more specifically certain guaranteed minimum benefits associated with variable annuity contracts, as a critical audit matter due to the high degree of auditor judgment and an increased extent of effort, including the use of specialists, when performing audit procedures to evaluate the judgments made by management to estimate the fair value of market risk benefits.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over the assumptions used in the valuation of market risk benefits, including the related methodologies and assumptions used for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦evaluated the results of underlying experience studies, capital market projections, and judgments applied by management in setting the principal assumptions.

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

◦evaluated the reasonableness of the Company’s assumption by comparing those selected by management to those independently developed by our actuarial specialist.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2025

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $160 and $184, respectively); and amortized cost: $307,421 and $300,555, respectively	$281,043	$281,412
Equity securities, at estimated fair value	712	757
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,672	10,331
Mortgage loans (net of allowance for credit loss of $800 and $721, respectively)	89,012	92,506
Policy loans	8,545	8,788
Real estate and real estate joint ventures (includes $378 and $317, respectively, under the fair value option; $65 and $0, respectively, of real estate held-for-sale; $183 and $0, respectively, relating to variable interest entities)	13,342	13,332
Other limited partnership interests	14,378	14,764
Short-term investments, principally at estimated fair value	5,156	6,045
Other invested assets (net of allowance for credit loss of $0 and $23, respectively; includes $1,851 and $1,993, respectively, of leveraged and direct financing leases; $424 and $333, respectively, relating to variable interest entities)	18,504	18,202
Total investments	441,364	446,137
Cash and cash equivalents, principally at estimated fair value	20,068	20,639
Accrued investment income	3,489	3,589
Premiums, reinsurance and other receivables (includes $47 and $0, respectively, relating to variable interest entities)	29,761	28,971
Market risk benefits, at estimated fair value	372	286
Deferred policy acquisition costs and value of business acquired	19,627	20,151
Current income tax recoverable	295	190
Deferred income tax asset	2,994	2,612
Goodwill	8,901	9,236
Other assets	11,082	11,139
Separate account assets	139,504	144,634
Total assets	$677,457	$687,584
Liabilities and Equity
Liabilities
Future policy benefits	$193,646	$196,406
Policyholder account balances	221,445	219,269
Market risk benefits, at estimated fair value	2,581	3,179
Other policy-related balances	18,899	19,736
Policyholder dividends payable	385	386
Payables for collateral under securities loaned and other transactions	17,128	17,524
Short-term debt (includes $133 and $0, respectively, relating to variable interest entities)	465	119
Long-term debt	15,086	15,548
Collateral financing arrangement	476	637
Junior subordinated debt securities	3,164	3,161
Deferred income tax liability	132	927
Other liabilities	36,843	35,805
Separate account liabilities	139,504	144,634
Total liabilities	649,754	657,331
Contingencies, Commitments and Guarantees (Note 24)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,194,168,628 and 1,191,823,651 shares issued, respectively; 689,211,065 and 730,821,111 shares outstanding, respectively	12	12
Additional paid-in capital	33,791	33,690
Retained earnings	42,626	40,146
Treasury stock, at cost; 504,957,563 and 461,002,540 shares, respectively	(27,798)	(24,591)
Accumulated other comprehensive income (loss)	(21,186)	(19,242)
Total MetLife, Inc.’s stockholders’ equity	27,445	30,015
Noncontrolling interests	258	238
Total equity	27,703	30,253
Total liabilities and equity	$677,457	$687,584
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2024, 2023 and 2022
(In millions, except per share data)

	2024	2023	2022
Revenues
Premiums	$44,945	$44,283	$48,510
Universal life and investment-type product policy fees	4,974	5,152	5,225
Net investment income	21,273	19,908	15,916
Other revenues	2,601	2,526	2,630
Net investment gains (losses)	(1,184)	(2,824)	(1,260)
Net derivative gains (losses)	(1,623)	(2,140)	(2,251)
Total revenues	70,986	66,905	68,770
Expenses
Policyholder benefits and claims	44,728	44,590	49,507
Policyholder liability remeasurement (gains) losses	(206)	(45)	114
Market risk benefit remeasurement (gains) losses	(1,109)	(994)	(3,674)
Interest credited to policyholder account balances	8,339	7,860	3,894
Policyholder dividends	595	622	706
Other expenses	13,017	12,710	11,859
Total expenses	65,364	64,743	62,406
Income (loss) before provision for income tax	5,622	2,162	6,364
Provision for income tax expense (benefit)	1,178	560	1,062
Net income (loss)	4,444	1,602	5,302
Less: Net income (loss) attributable to noncontrolling interests	18	24	18
Net income (loss) attributable to MetLife, Inc.	4,426	1,578	5,284
Less: Preferred stock dividends	200	198	185
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,226	$1,380	$5,099

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$5.98	$1.82	$6.35
Diluted	$5.94	$1.81	$6.30
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Net income (loss)	$4,444	$1,602	$5,302
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	(6,524)	10,325	(56,497)
Deferred gains (losses) on derivatives	211	(1,811)	(85)
Future policy benefits discount rate remeasurement gains (losses)	4,997	(4,361)	31,804
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(124)	(102)	(219)
Foreign currency translation adjustments	(858)	296	(1,238)
Defined benefit plans adjustment	5	(88)	279
Other comprehensive income (loss), before income tax	(2,293)	4,259	(25,956)
Income tax (expense) benefit related to items of other comprehensive income (loss)	353	(898)	5,779
Other comprehensive income (loss), net of income tax	(1,940)	3,361	(20,177)
Comprehensive income (loss)	2,504	4,963	(14,875)
Less: Comprehensive income (loss) attributable to noncontrolling interest, net of income tax	22	6	11
Comprehensive income (loss) attributable to MetLife, Inc.	$2,482	$4,957	$(14,886)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2021	$—	$12	$33,511	$36,831	$(18,157)	$(2,451)	$49,746	$267	$50,013
Treasury stock acquired in connection with share repurchases					(3,301)		(3,301)		(3,301)
Stock-based compensation			105				105		105
Dividends on preferred stock				(185)			(185)		(185)
Dividends on common stock (declared per share of $1.980)				(1,598)			(1,598)		(1,598)
Change in equity of noncontrolling interests							—	(34)	(34)
Net income (loss)				5,284			5,284	18	5,302
Other comprehensive income (loss), net of income tax						(20,170)	(20,170)	(7)	(20,177)
Balance at December 31, 2022	—	12	33,616	40,332	(21,458)	(22,621)	29,881	244	30,125
Treasury stock acquired in connection with share repurchases (includes $30 million of excise tax)					(3,133)		(3,133)		(3,133)
Stock-based compensation			74				74		74
Dividends on preferred stock				(198)			(198)		(198)
Dividends on common stock (declared per share of $2.060)				(1,566)			(1,566)		(1,566)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,578			1,578	24	1,602
Other comprehensive income (loss), net of income tax						3,379	3,379	(18)	3,361
Balance at December 31, 2023	—	12	33,690	40,146	(24,591)	(19,242)	30,015	238	30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $30 million of excise tax)					(3,207)		(3,207)		(3,207)
Stock-based compensation			101				101		101
Dividends on preferred stock				(200)			(200)		(200)
Dividends on common stock (declared per share of $2.155)				(1,527)			(1,527)		(1,527)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				4,426			4,426	18	4,444
Other comprehensive income (loss), net of income tax						(1,944)	(1,944)	4	(1,940)
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$4,444	$1,602	$5,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	714	718	673
Amortization of premiums and accretion of discounts associated with investments, net	(1,512)	(1,332)	(992)
(Gains) losses on investments and from sales of businesses, net	1,165	2,800	1,260
(Gains) losses on derivatives, net	2,716	3,259	4,150
(Income) loss from equity method investments, net of dividends or distributions	844	1,090	505
Interest credited to policyholder account balances	8,484	7,970	3,771
Universal life and investment-type product policy fees	(4,251)	(4,031)	(3,969)
Change in contractholder-directed equity securities and fair value option securities	(518)	(539)	1,671
Change in accrued investment income	(18)	(194)	(357)
Change in premiums, reinsurance and other receivables	460	(1,952)	299
Change in market risk benefits	(782)	(658)	(3,347)
Change in deferred policy acquisition costs and value of business acquired, net	(791)	(660)	(800)
Change in income tax	(484)	(1,177)	198
Change in other assets	—	(124)	138
Change in insurance-related liabilities and policy-related balances	4,079	4,637	3,937
Change in other liabilities	(580)	2,115	360
Other, net	628	197	245
Net cash provided by (used in) operating activities	14,598	13,721	13,044
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	55,650	58,816	88,937
Equity securities	158	1,018	873
Mortgage loans	10,363	8,505	10,779
Real estate and real estate joint ventures	753	143	1,096
Other limited partnership interests	1,083	915	1,615
Short-term investments	11,841	13,117	14,094
Purchases and originations of:
Fixed maturity securities available-for-sale	(65,667)	(63,460)	(82,956)
Equity securities	(112)	(73)	(1,368)
Mortgage loans	(8,950)	(8,795)	(16,403)
Real estate and real estate joint ventures	(1,033)	(1,057)	(1,208)
Other limited partnership interests	(1,401)	(1,670)	(2,674)
Short-term investments	(10,943)	(14,000)	(11,741)
Cash received in connection with freestanding derivatives	2,288	3,145	4,524
Cash paid in connection with freestanding derivatives	(3,981)	(5,662)	(7,793)
Sales of businesses, net of cash and cash equivalents disposed of $0, $0 and $67, respectively	—	—	590
Purchases of investments in operating joint ventures	(40)	—	(240)
Net change in policy loans	106	34	104
Net change in other invested assets	(1,435)	(1,079)	(786)
Other, net	(173)	(143)	(63)
Net cash provided by (used in) investing activities	$(11,493)	$(10,246)	$(2,620)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Cash flows from financing activities
Policyholder account balances - deposits	$97,877	$95,587	$103,901
Policyholder account balances - withdrawals	(94,914)	(90,876)	(98,591)
Net change in payables for collateral under securities loaned and other transactions	(244)	(3,283)	(10,730)
Long-term debt issued	1,568	1,989	1,013
Long-term debt repaid	(1,792)	(1,035)	(85)
Collateral financing arrangement repaid	(161)	(79)	(50)
Derivatives with certain financing elements and other derivative-related transactions, net	(157)	(74)	(61)
Proceeds from mortgage loan secured financing	285	682	—
Repayments of mortgage loan secured financing	(882)	(845)	—
Treasury stock acquired in connection with share repurchases	(3,207)	(3,103)	(3,326)
Dividends on preferred stock	(200)	(198)	(185)
Dividends on common stock	(1,527)	(1,566)	(1,598)
Other, net	223	(139)	(236)
Net cash provided by (used in) financing activities	(3,131)	(2,940)	(9,948)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(545)	(91)	(397)
Change in cash and cash equivalents	(571)	444	79
Cash and cash equivalents, including subsidiaries held-for-sale, beginning of year	20,639	20,195	20,116
Cash and cash equivalents, including subsidiaries held-for-sale, end of year	$20,068	$20,639	$20,195
Cash and cash equivalents, subsidiaries held-for-sale, beginning of year	$—	$—	$69
Cash and cash equivalents, subsidiaries held-for-sale, end of year	$—	$—	$—
Cash and cash equivalents, beginning of year	$20,639	$20,195	$20,047
Cash and cash equivalents, end of year	$20,068	$20,639	$20,195
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1,037	$989	$905
Income tax	$1,600	$1,833	$1,056
Non-cash transactions:
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$—	$8,984	$—
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$3,538	$2,749	$8,707
Mortgage loans disposed of in connection with a reinsurance transaction	$—	$196	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$359	$32	$495
Other invested assets received in connection with the sale of other limited partnership interests	$375	$—	$—
Consolidation of real estate and real estate joint ventures:
Increase of real estate and real estate joint ventures	$134	$—	$—
Increase of short-term debt	$113	$—	$—
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
Consolidation
The accompanying consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated.
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in real estate joint ventures (“REJV”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Held-for-Sale
The Company classifies a business as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met. The business classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the business exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). If the estimated fair value subsequently increases prior to sale, a gain is recognized and reported in net investment gains (losses) but will not exceed the losses recognized since the business was classified as held-for-sale. Assets and liabilities related to the business classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the business first meets all the criteria to be classified as held-for-sale and in each reporting period thereafter until sold. See Note 3. If a component of the Company has either been disposed of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.
Separate Accounts
Separate accounts are established in conformity with insurance laws. Generally, the assets of the separate accounts cannot be used to settle the liabilities that arise from any other business of the Company. Separate account assets are subject to general account claims only to the extent the value of such assets exceeds the separate account liabilities. The Company separately reports, as separate account assets and liabilities, investments held in separate accounts and corresponding policyholder liabilities of the same amount if all of the following criteria are met:

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
Future Policy Benefit Liabilities
Traditional Non-participating and Limited-payment Long-duration products
The Company establishes future policy benefit liabilities (“FPBs”) for amounts payable under traditional non-participating and limited-payment long-duration insurance and reinsurance policies which include, but are not limited to most whole and term life & endowment products, accident & health, fixed annuities, pension risk transfers, structured settlements, institutional income annuities and long-term care products. Effective January 1, 2023, the Company adopted an accounting pronouncement related to targeted improvements to the accounting for long-duration contracts (“LDTI”) with a January 1, 2021 transition date (the “LDTI Transition Date”). Generally, amounts are payable over an extended period of time and the related liabilities are calculated as the present value of future expected benefits and claim settlement expenses to be paid, reduced by the present value of future expected net premiums.

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
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs and assumptions used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the LDTI Transition Date or inception (for contracts sold after the LDTI Transition Date), as allowed by LDTI. The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR based on experience at the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the LDTI Transition Date for contracts issued prior to the LDTI Transition Date) to the beginning of the quarter. The total contractual profit pattern is recognized over the expected life of the cohort by retrospectively updating the NPR. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the LDTI Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate used for interest accretion is locked-in for the cohort and represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
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

For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort, regardless of when premiums are received. This amortization of the DPL is recorded through net income within policyholder benefits and claims. Consistent with the Company’s measurement of traditional long-duration products, management also recognizes an FPB reserve for limited-payment contracts that is representative of the difference between the present value of expected future benefits and the present value of expected future net premiums, subject to retrospective remeasurement through net income and OCI, as described above. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income or OCI, depending on whether the flooring relates to the FPBs discounted at the locked-in discount rate versus the current upper-medium grade discount rate, respectively.
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
Market Risk Benefits
As defined by LDTI, market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. These contracts and contract features were generally recorded as embedded derivatives or additional insurance liabilities prior to the LDTI Transition Date. Certain contracts may have multiple contract features or guarantees. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
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
All revenues and expenses are presented net of ceded reinsurance, as applicable.

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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of deferred sales inducements (“DSI”) is included in policyholder benefits and claims. DSI assets were $155 million and $146 million at December 31, 2024 and 2023, respectively.
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
For reinsurance of existing in-force blocks of long-duration contracts that transfer significant insurance risk, the difference, if any, between the net consideration paid (received), and the liabilities ceded (assumed) related to the underlying reinsured contracts is generally considered the net cost of reinsurance at the inception of the reinsurance agreement. The net cost of reinsurance is amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts. Subsequent accounting for in-force blocks and new business assumed is the same as if the business was directly sold by the Company.
For prospective reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) are recorded as ceded (assumed) premiums and ceded (assumed) unearned premiums. Ceded (assumed) unearned premiums are reflected as a component of premiums, reinsurance and other receivables (future policy benefits). Such amounts are amortized through earned premiums over the remaining contract period in proportion to the amount of insurance protection provided. For retroactive reinsurance of short-duration contracts that meet the criteria for reinsurance accounting, amounts paid (received) in excess of the related insurance liabilities ceded (assumed) are recognized immediately as a loss and are reported in policyholder benefits and claims. Any gain by the ceding entity on such retroactive agreement is deferred as a liability and is amortized over the estimated remaining settlement period.
The reinsurance recoverable for traditional non-participating and limited-payment contracts is generally measured using a net premium methodology to accrue the projected net gain or loss on reinsurance in proportion to the gross premiums of the underlying reinsured cohorts and is updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in cash flow assumptions. The locked-in discount rate used to measure changes in the reinsurance recoverable recorded in net income was established at the LDTI Transition Date, or at the inception of the reinsurance coverage for reinsurance agreements entered into subsequent to the LDTI Transition Date. The reinsurance recoverable is remeasured to an upper-medium grade discount rate through OCI at each reporting date, similar to the underlying reinsured contracts. The reinsurance recoverable for other long-duration contracts and associated contract features is measured using assumptions and methods generally consistent with the underlying direct policies, except that for reinsured MRBs, the entire change in fair value is recognized in net income each reporting period.
Amounts currently recoverable under reinsurance agreements are included in premiums, reinsurance and other receivables and amounts payable including funds withheld liabilities on coinsurance or modified coinsurance agreements are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, or when events or changes in circumstances indicate that its carrying amount may not be recoverable, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of an allowance for credit loss (“ACL”).
Premiums, fees, policyholder liability remeasurement (gains) losses, and policyholder benefits and claims include amounts assumed under reinsurance agreements and are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Investments
Net Investment Income
Net investment income includes primarily interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes: (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for Unit-linked investments (defined below) and FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) include primarily (i) realized gains (losses) from sales and other disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL include both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and certain leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain OLPI and REJV.
Net investment gains (losses) also include non-investment portfolio gains (losses) which do not relate to the performance of the investment portfolio, including gains (losses) from sales and divestitures of businesses and impairment of property, equipment, leasehold improvements and right-of-use (“ROU”) assets.
Accrued Investment Income
Accrued investment income is presented separately on the consolidated balance sheet and excluded from the carrying value of the related investments, primarily fixed maturity securities and mortgage loans.
Fixed Maturity Securities
The majority of the Company’s fixed maturity securities are classified as AFS and are reported at their estimated fair value. Changes in the estimated fair value of these securities not recognized in earnings representing unrecognized unrealized investment gains (losses) are recorded as a separate component of OCI, net of policy-related amounts and deferred income taxes. All security transactions are recorded on a trade date basis. Sales of securities are determined on a specific identification basis.
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
For purchased credit deteriorated fixed maturity securities AFS and financing receivables, an ACL is established at acquisition, which is added to the purchase price to establish the initial amortized cost of the investment and is not recognized in earnings.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO securities (collectively, “Unit-linked investments and FVO securities”) are investments for which the FVO has been elected, or which are otherwise required to be carried at estimated fair value, and include:
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
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on mortgage loans, in an amount that represents the portion of the amortized cost basis of such mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-accrual status, uncollected past due accrued interest income that is considered uncollectible is charged-off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial and agricultural mortgage loans, typically through foreclosure. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged-off are generally reported in net investment gains (losses).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Upon foreclosure, the mortgage is de-recognized, the collateral received is recognized at fair value, and any difference between the net carrying value of the mortgage loan and the fair value of the collateral received is recognized within net investment gains (losses).
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
Real Estate
Real estate is stated at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis without any provision for salvage value, over the estimated useful life of the asset (typically up to 55 years). Rental income is recognized on a straight-line basis over the term of the respective leases. The Company periodically reviews its real estate for impairment and tests for recoverability when the carrying value of the real estate exceeds its estimated fair value and whenever events or changes in circumstances indicate the carrying value may not be recoverable. Properties whose carrying values are greater than their estimated undiscounted cash flows are written down to their estimated fair value.
Real estate for which the Company commits to a plan to sell within one year and actively markets in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale and is not depreciated. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less estimated disposition costs.
Real Estate Joint Ventures and Other Limited Partnership Interests
The Company uses the equity method of accounting or the FVO for an investee when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not hold a controlling financial interest, including when the Company is not deemed the primary beneficiary of a VIE. Under the equity method, the Company recognizes its share of the investee's earnings within net investment income. Contributions made by the Company increase carrying value and distributions received by the Company reduce carrying value. The Company generally recognizes its share of the investee’s earnings on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
The Company accounts for its interest in REJV and OLPI in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates REJV and OLPI when it holds a controlling financial interest, or it is deemed the primary beneficiary of an investee that is a VIE. Assets of certain consolidated REJV and OLPI are initially recorded at estimated fair value. The Company elects the FVO for certain REJV that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for REJV and OLPI recorded at estimated fair value are recognized in net investment income.

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
•Tax equity investments include low income housing tax credit partnerships and renewable energy partnerships, which derive a significant source of investment return in the form of income tax credits or other tax incentives. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit). Tax equity investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. See Note 22.
•Investments in Federal Home Loan Bank of New York (“FHLBNY”) common stock are carried at redemption value and are considered restricted investments until redeemed by FHLBNY. Dividends are recognized in net investment income when declared.
•Net investment in leveraged leases is equal to the minimum lease payment receivables plus the unguaranteed residual value, less the unearned income, and is reported net of non-recourse debt. Income is recognized by applying the leveraged lease’s estimated rate of return to the net investment in the lease in those periods in which the net investment at the beginning of the period is positive. Leveraged leases derive investment returns in part from their income tax benefit. The Company regularly reviews its minimum lease payment receivables for credit loss and residual value for impairments.
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
Other Accounting Policies
Stock-Based Compensation
The Company grants certain employees and directors stock-based compensation awards under various plans, subject to vesting conditions. The Company recognizes compensation expense in an amount fixed at grant date or remeasured quarterly based on the fair value of the award as described in Note 19. The Company takes an estimation of forfeitures into account and generally recognizes the expense over the vesting period. However, the Company truncates the expense period to the date the employee attained age-and-service criteria to exercise or receive payment for the award regardless of continued employment. In such a case, the Company does not accelerate award exercise or payment timing.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Included in property and equipment are capitalized costs related to purchased software, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from three to 40 years. Leasehold improvements are amortized over the shorter of the remaining lease term or useful life up to 20 years. The

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
cost basis of the property, equipment and leasehold improvements was $7.7 billion and $7.3 billion at December 31, 2024 and 2023, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $5.1 billion and $4.8 billion at December 31, 2024 and 2023, respectively. Related depreciation and amortization expense was $469 million, $470 million and $423 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Other Revenues
Other revenues primarily include fees related to service contracts from customers for vision fee for service arrangements, prepaid legal plans, fee-based investment management, recordkeeping and administrative services, and administrative services-only (“ASO”) contracts. Substantially all of the revenue from the services is recognized over time as the applicable services are provided or are made available to the customers. The revenue recognized includes variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.
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
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
The amendments in the ASU are intended to improve segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The key amendments include:
(i) disclosures on significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss on an annual and interim basis;
(ii) disclosures on an amount for other segment items by segment and a description of its composition on an annual and interim basis. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss;
(iii) providing all annual disclosures on a segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods; and
(iv) specifying the title and position of the CODM.

		Effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025, applied on a retrospective basis.	The Company has included the enhanced disclosures within Note 2.
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
January 1, 2024, the Company adopted this update, applying a modified retrospective basis.
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

Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2024 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments in this update require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses incurred is also required.

Effective for annual periods beginning January 1, 2027, and
interim periods beginning January 1, 2028, to be applied prospectively with an option for retrospective application (with early adoption permitted).
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
2. Segment Information
MetLife is organized into six segments: Group Benefits, RIS, Asia, Latin America, EMEA and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other.
Group Benefits
The Group Benefits segment, based in the U.S., offers a broad range of products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include term, variable and universal life insurance, dental, group and individual disability, accident & health insurance and vision.
RIS
The RIS segment, based in the U.S., offers a broad range of life and annuity-based insurance and investment products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include stable value and pension risk transfer products, institutional income annuities, structured settlements, longevity reinsurance solutions, benefit funding solutions, funded reinsurance solutions and capital markets investment products.
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
Financial Measure and Segment Accounting Policies
Adjusted earnings is used by the Company’s CODM, its chief executive officer, to evaluate performance and allocate resources. Adjusted earnings and related measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and related measures based on adjusted earnings allow analysis of the Company’s performance relative to its business plan and facilitate comparisons to industry results.
Consistent with GAAP guidance for segment reporting, adjusted earnings is the Company’s GAAP measure of segment performance and is reported below. The Company believes the presentation of adjusted earnings enhances its investors’ understanding of its performance by highlighting the results of operations and the underlying profitability drivers of the business.
Adjusted earnings focuses on the Company’s primary businesses principally by excluding the impact of (i) market volatility which could distort trends, (ii) asymmetrical and non-economic accounting, (iii) revenues and costs related to divested businesses, and (iv) other adjustments. Also, adjusted earnings excludes results of discontinued operations under GAAP.
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), MRB remeasurement gains (losses) and goodwill impairments. Further, net investment income excludes adjusted earnings adjustments relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
Asymmetrical and non-economic accounting adjustments are made in calculating adjusted earnings for the Company’s segments:
•Net investment income includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
•Other revenues include settlements of foreign currency earnings hedges and exclude asymmetrical accounting associated with in-force reinsurance.
•Policyholder benefits and claims excludes (i) amortization of basis adjustments associated with de-designated fair value hedges of FPBs, (ii) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (iii) asymmetrical accounting associated with in-force reinsurance, and (iv) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
•Policyholder liability remeasurement gains (losses) excludes asymmetrical accounting associated with in-force reinsurance.

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
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities. Net investment income excludes returns on invested assets and cash and cash equivalents subject to ceded reinsurance arrangements with third parties (“Reinsurance adjustments”).
•Other revenues include fee revenue on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•Other expenses exclude (i) Reinsurance adjustments, (ii) implementation of new insurance regulatory requirements and other costs, and (iii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
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
The Company’s segment accounting policies are the same as those used to prepare the Company’s consolidated financial statements. In addition, segment accounting policies include the method of capital allocation described below.
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
Net investment income is based upon the actual results of each segment’s specifically identifiable investment portfolios adjusted for allocated equity. Expenses are allocated to each of the segments based upon: (i) a review of the nature of such costs; (ii) time studies analyzing the amount of employee compensation costs incurred by each segment; and (iii) cost estimates included in the Company’s product pricing.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s institutional investment management business (through which the Company provides public fixed income, private capital and real estate investment solutions to institutional investors worldwide).
The financial measure and accounting policies used to prepare the Company’s segment results are the same as those used to prepare results for Corporate & Other. See “— Financial Measure and Segment Accounting Policies.”
Set forth in the tables below is certain financial information with respect to the Company’s segments for the years ended December 31, 2024, 2023 and 2022.

Year Ended December 31, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$22,427	$8,034	$4,991	$4,476	$2,202	$2,780
Universal life and investment-type product policy fees	909	314	1,690	1,419	314	326
Net investment income (1)	1,252	8,482	4,658	1,650	222	3,985
Other revenues	1,534	246	76	41	32	166

Expenses
Policyholder benefits and claims and policyholder dividends	19,824	11,246	4,083	4,127	1,100	4,954
Policyholder liability remeasurement (gains) losses	(1)	(170)	(35)	(9)	7	2
Interest credited to PABs	191	3,371	2,695	438	70	390
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	66	832	503	355	229
Interest expense on debt	2	15	—	15	—	14
Direct and allocated expenses	2,000	309	1,176	560	426	646
Other segment expenses (2)	2,049	139	413	743	457	223
Provision for income tax expense (benefit)	425	433	630	328	72	152
Adjusted earnings	$1,606	$1,667	$1,621	$881	$283	$647

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$21,558	$8,248	$5,251	$4,287	$2,016	$2,881
Universal life and investment-type product policy fees	878	313	1,632	1,398	298	632
Net investment income (1)	1,301	7,803	3,957	1,644	197	4,494
Other revenues	1,493	271	86	42	32	195

Expenses
Policyholder benefits and claims and policyholder dividends	19,164	11,269	4,333	4,094	984	5,350
Policyholder liability remeasurement (gains) losses	(28)	(131)	105	(25)	(3)	37
Interest credited to PABs	193	2,887	2,301	426	72	730
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	49	772	468	344	258
Interest expense on debt	2	14	—	11	—	13
Direct and allocated expenses	1,896	275	1,172	578	404	666
Other segment expenses (2)	1,880	114	403	682	399	239
Provision for income tax expense (benefit)	442	450	558	297	78	176
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$733

Year Ended December 31, 2022	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$21,051	$13,619	$5,563	$3,224	$1,962	$3,066
Universal life and investment-type product policy fees	855	303	1,693	1,175	284	902
Net investment income (1)	1,136	6,204	3,909	1,593	160	4,914
Other revenues	1,360	392	90	39	35	155

Expenses
Policyholder benefits and claims and policyholder dividends	19,076	16,163	4,564	3,320	976	5,636
Policyholder liability remeasurement (gains) losses	7	(36)	69	(21)	(6)	101
Interest credited to PABs	143	1,914	2,003	335	71	813
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	40	721	410	318	270
Interest expense on debt	1	8	—	12	—	8
Direct and allocated expenses	1,793	260	1,202	493	389	669
Other segment expenses (2)	1,667	111	421	533	371	255
Provision for income tax expense (benefit)	357	423	658	220	73	254
Adjusted earnings	$1,332	$1,635	$1,617	$729	$249	$1,031
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Years Ended December 31,
	2024	2023	2022
Group Benefits	—%	—%	1%
RIS	3%	1%	6%
Asia	12%	4%	12%
Latin America	1%	1%	3%
MetLife Holdings	3%	2%	6%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
(2)Includes pension, postretirement and postemployment benefit costs; premium taxes, other taxes, and licenses & fees, as well as commissions and other variable expenses. This line item is net of capitalization of DAC.
The Company does not report total assets by segment, as this metric is not used to allocate resources or evaluate segment performance.
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Total segment adjusted earnings	$6,705	$6,483	$6,593
Corporate & Other	(709)	(760)	(615)
Total consolidated adjusted earnings	5,996	5,723	5,978
Net investment gains (losses)	(1,184)	(2,824)	(1,260)
Net derivative gains (losses)	(1,623)	(2,140)	(2,251)
Market risk benefit remeasurement gains (losses)	1,109	994	3,674
Investment hedge adjustments	(604)	(1,012)	(976)
Other	63	(173)	(443)
Provision for income tax (expense) benefit	687	1,034	580
Net income (loss)	$4,444	$1,602	$5,302

Segment revenues:
Group	$26,122	$25,230	$24,402
RIS	17,076	16,635	20,518
Asia	11,415	10,926	11,255
Latin America	7,586	7,371	6,031
EMEA	2,770	2,543	2,441
MetLife Holdings	7,257	8,202	9,037
Total segment revenues	72,226	70,907	73,684
Net investment gains (losses)	(1,184)	(2,824)	(1,260)
Net derivative gains (losses)	(1,623)	(2,140)	(2,251)
Investment hedge adjustments	(604)	(1,012)	(976)
Unit-linked investment income and Reinsurance adjustments	1,122	1,183	(1,298)
Other	1,049	791	871
Total consolidated revenues	$70,986	$66,905	$68,770
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Life insurance	$22,250	$22,111	$21,728
Accident & health insurance	18,356	18,014	17,441
Annuities	10,121	10,193	15,657
Other	1,793	1,643	1,539
Total	$52,520	$51,961	$56,365

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
U.S.	$37,266	$36,869	$42,250
Japan	4,702	5,020	5,460
Other	10,552	10,072	8,655
Total	$52,520	$51,961	$56,365
Revenues derived from one RIS customer were $8.1 billion for the year ended December 31, 2022, which represented 14% of consolidated premiums, universal life and investment-type product policy fees and other revenues. The revenue was from a single premium received for a pension risk transfer. Revenues derived from any single customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2024 or 2023.
3. Acquisitions and Dispositions
Acquisition
Pending Acquisition of PineBridge Investments
In December 2024, the Company entered into a definitive agreement to acquire PineBridge Investments (“PineBridge”), a global asset manager, which upon close of the transaction will be part of MetLife Investment Management, the institutional investment management business of MetLife, Inc. The acquisition excludes PineBridge’s private equity funds group business and its joint venture in China. The transaction is comprised of $800 million in cash at closing, $200 million subject to achieving certain 2025 financial metrics and $200 million subject to a multi-year earnout. This transaction is expected to close in 2025, subject to customary closing conditions, including regulatory approvals.
Dispositions
MetLife Malaysia
In October 2023, the Company entered into an agreement to sell its ownership interests in AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”). MetLife Malaysia’s results are reported in the Asia segment. In February 2025, the Company and the acquirer mutually agreed to not proceed with the proposed transaction.
MetLife Poland and Greece
In January 2022 and April 2022, the Company completed the sales of its wholly-owned subsidiaries in Greece and Poland (collectively, “MetLife Poland and Greece”), respectively, to NN Group N.V. for $738 million in total consideration, including a pre-closing dividend of $43 million. In connection with the sales, a loss of $25 million, net of income tax, was recorded for the year ended December 31, 2022, which was reflected in net investment gains (losses) and resulted in a total loss on the sales of $239 million, net of income tax. See Note 2 for information on accounting for divested business.
MetLife Poland and Greece income (loss) before provision for income tax as reflected in the consolidated statement of operations was $19 million for the year ended December 31, 2022.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the consolidated balance sheets was as follows at:

	December 31,
	2024	2023
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$66,262	$64,324
Asia:
Whole and term life & endowments	11,167	12,874
Accident & health	9,406	10,712
Latin America - Fixed annuities	9,600	9,637
MetLife Holdings - Long-term care	14,537	15,240
Deferred Profit Liabilities:
RIS - Annuities	3,780	3,697
Asia:
Whole and term life & endowments	759	654
Accident & health	849	830
Latin America - Fixed annuities	498	562
Additional Insurance Liabilities:
Asia:
Variable life	1,108	1,258
Universal and variable universal life	355	424
MetLife Holdings - Universal and variable universal life	2,496	2,362
MetLife Holdings - Participating life	48,485	49,543
Other long-duration (1)	10,712	11,099
Short-duration and other	13,632	13,190
Total	$193,646	$196,406
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers (including assumed pension risk transfers from the United Kingdom (“U.K.”)), certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain newly issued pension risk transfers on a modified coinsurance basis. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(48)	(106)	(94)
Adjusted balance	(48)	(106)	(94)
Issuances	7,985	6,572	12,672
Net premiums collected	(7,937)	(6,466)	(12,578)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$64,515	$58,695	$62,954

Balance at January 1, at original discount rate	$64,737	$61,426	$50,890
Effect of changes in cash flow assumptions (1)	(195)	(284)	(115)
Effect of actual variances from expected experience (2)	(121)	(270)	(175)
Adjusted balance	64,421	60,872	50,600
Issuances	8,129	6,588	12,770
Interest accrual	3,146	2,897	2,519
Benefit payments	(6,050)	(5,620)	(4,463)
Effect of foreign currency translation	(3)	—	—
Balance at December 31, at original discount rate	69,643	64,737	61,426
Effect of changes in discount rate assumptions	(3,022)	(222)	(2,731)
Balance at December 31, at current discount rate at balance sheet date	66,621	64,515	58,695

Cumulative amount of fair value hedging adjustments	(359)	(191)	(200)
Net liability for FPBs	66,262	64,324	58,495
Less: Reinsurance recoverables	1,919	269	—
Net liability for FPBs, net of reinsurance	$64,343	$64,055	$58,495

Undiscounted - Expected future benefit payments	$126,735	$130,878	$113,932
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$66,621	$64,515	$58,695
Weighted-average duration of the liability	8 years	9 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.8%	4.7%	4.6%
Weighted-average current discount rate at balance sheet date	5.6%	5.1%	5.5%
__________________
(1)For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $62 million. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $211 million. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $128 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(2)    For the years ended December 31, 2024 and 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $35 million and $46 million, respectively. For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $118 million.
For each of the years ended December 31, 2024, 2023 and 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements. For the year ended December 31, 2022, the net effect of actual variances from expected experience was primarily driven by favorable mortality.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2024, the Company incurred a loss at issue of $147 million. The loss at issue was largely offset by a deferred gain on ceded reinsurance which will be amortized over the life of the reinsurance agreement. Additionally, for the year ended December 31, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions. For the year ended December 31, 2022, the Company incurred a loss at issue of $99 million and recognized a net remeasurement loss of $31 million attributable to cohorts with no DPL or where the DPL was depleted during the year.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPBs for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$4,561	$4,682	$5,986

Balance at January 1, at original discount rate	$4,793	$4,943	$5,881
Effect of changes in cash flow assumptions (1)	58	11	69
Effect of actual variances from expected experience (2)	(98)	(62)	28
Adjusted balance	4,753	4,892	5,978
Issuances	558	730	231
Interest accrual	70	59	44
Net premiums collected	(604)	(611)	(615)
Effect of foreign currency translation	(491)	(277)	(695)
Balance at December 31, at original discount rate	4,286	4,793	4,943
Effect of changes in discount rate assumptions	(288)	(242)	(247)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	25	10	(14)
Balance at December 31, at current discount rate at balance sheet date	$4,023	$4,561	$4,682

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$17,435	$17,463	$24,453

Balance at January 1, at original discount rate	$17,198	$18,209	$21,276
Effect of changes in cash flow assumptions (1)	36	58	96
Effect of actual variances from expected experience (2)	(135)	(30)	54
Adjusted balance	17,099	18,237	21,426
Issuances	558	729	231
Interest accrual	368	370	364
Benefit payments	(958)	(1,174)	(1,406)
Effect of foreign currency translation	(1,815)	(964)	(2,406)
Balance at December 31, at original discount rate	15,252	17,198	18,209
Effect of changes in discount rate assumptions	11	224	(475)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(73)	13	(271)
Balance at December 31, at current discount rate at balance sheet date	15,190	17,435	17,463

Cumulative impact of flooring the future policyholder benefits reserve	—	—	11
Net liability for FPBs	11,167	12,874	12,792
Less: Amount due to reinsurer	(2)	(1)	(1)
Net liability for FPBs, net of reinsurance	$11,169	$12,875	$12,793

Undiscounted:
Expected future gross premiums	$8,678	$9,331	$9,369
Expected future benefit payments	$25,422	$28,130	$28,507
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,316	$8,067	$8,086
Expected future benefit payments	$15,190	$17,435	$17,463
Weighted-average duration of the liability	17 years	17 years	15 years
Weighted -average interest accretion (original locked-in) rate	2.6%	2.5%	2.3%
Weighted-average current discount rate at balance sheet date	2.8%	2.6%	2.7%
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(1)    For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products of $28 million. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products due to the diversification of the products and the underlying characteristics. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products of ($13) million.
(2)    For the years ended December 31, 2023 and 2022, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment product due to the diversification and the underlying characteristics of the products.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Asia segment’s whole and term life & endowment products include actual premiums, actual benefits, in-force data, locked-in claim-related expense, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, and morbidity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$19,835	$21,181	$26,543

Balance at January 1, at original discount rate	$21,232	$22,594	$25,937
Effect of changes in cash flow assumptions (1)	439	867	24
Effect of actual variances from expected experience (2)	(205)	(158)	297
Adjusted balance	21,466	23,303	26,258
Issuances	1,032	1,030	1,387
Interest accrual	223	236	250
Net premiums collected	(1,843)	(2,016)	(2,160)
Effect of foreign currency translation and other - net	(2,058)	(1,321)	(3,141)
Balance at December 31, at original discount rate	18,820	21,232	22,594
Effect of changes in discount rate assumptions	(1,772)	(1,449)	(1,341)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	155	52	(72)
Balance at December 31, at current discount rate at balance sheet date	$17,203	$19,835	$21,181

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$30,480	$30,879	$41,874

Balance at January 1, at original discount rate	$36,010	$37,189	$41,517
Effect of changes in cash flow assumptions (1)	439	898	(7)
Effect of actual variances from expected experience (2)	(203)	(180)	363
Adjusted balance	36,246	37,907	41,873
Issuances	1,030	1,028	1,387
Interest accrual	470	485	498
Benefit payments	(1,268)	(1,279)	(1,613)
Effect of foreign currency translation and other - net	(3,640)	(2,131)	(4,956)
Balance at December 31, at original discount rate	32,838	36,010	37,189
Effect of changes in discount rate assumptions	(6,890)	(5,793)	(6,291)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	617	263	(19)
Balance at December 31, at current discount rate at balance sheet date	26,565	30,480	30,879

Cumulative impact of flooring the future policyholder benefits reserve	44	67	342
Net liability for FPBs	9,406	10,712	10,040
Less: Reinsurance recoverables	142	142	143
Net liability for FPBs, net of reinsurance	$9,264	$10,570	$9,897

Undiscounted:
Expected future gross premiums	$36,908	$41,734	$43,440
Expected future benefit payments	$43,016	$47,046	$48,147
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$29,436	$34,356	$36,179
Expected future benefit payments	$26,565	$30,480	$30,879
Weighted-average duration of the liability	23 years	25 years	17 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	2.8%	2.5%	2.7%
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(1)    For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of ($10) million. For the year ended December 31, 2022 the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of $44 million.
(2)    For the years ended December 31, 2023 and 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of $4 million and ($20) million, respectively.
For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, substantially offset by policyholder behavior assumptions related to lapses. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to lapses, partially offset by updates in assumptions related to mortality and morbidity.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	—	—	1
Adjusted balance	—	—	1
Issuances	1,020	1,045	714
Interest accrual	21	29	(3)
Net premiums collected	(1,041)	(1,074)	(712)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$9,637	$9,265	$7,343

Balance at January 1, at original discount rate	$9,249	$8,240	$6,851
Effect of changes in cash flow assumptions (1)	(4)	(5)	(8)
Effect of actual variances from expected experience (2)	(2)	(31)	(32)
Adjusted balance	9,243	8,204	6,811
Issuances	1,065	1,153	757
Interest accrual	339	341	286
Benefit payments	(701)	(671)	(560)
Inflation adjustment	391	415	896
Effect of foreign currency translation	(1,204)	(193)	50
Balance at December 31, at original discount rate	9,133	9,249	8,240
Effect of changes in discount rate assumptions	536	391	1,026
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(69)	(3)	(1)
Balance at December 31, at current discount rate at balance sheet date	9,600	9,637	9,265

Net liability for FPBs	$9,600	$9,637	$9,265

Undiscounted - Expected future benefit payments	$13,660	$13,994	$12,675
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$9,600	$9,637	$9,265
Weighted-average duration of the liability	11 years	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.5%	3.6%	3.9%
Weighted-average current discount rate at balance sheet date	3.1%	3.3%	2.7%
__________________
(1)For the years ended December 31, 2024, 2023 and 2022, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million, $4 million and $7 million, respectively.
(2)For the years ended December 31, 2024 and 2023, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance coming from cohorts with no DPL. For the year ended December 31, 2022, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $20 million.

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
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,687	$5,775	$7,058

Balance at January 1, at original discount rate	$5,566	$5,807	$5,699
Effect of changes in cash flow assumptions	212	(152)	272
Effect of actual variances from expected experience	74	199	120
Adjusted balance	5,852	5,854	6,091
Interest accrual	285	294	298
Net premiums collected	(569)	(582)	(582)
Balance at December 31, at original discount rate	5,568	5,566	5,807
Effect of changes in discount rate assumptions	(93)	121	(32)
Balance at December 31, at current discount rate at balance sheet date	$5,475	$5,687	$5,775

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$20,927	$19,619	$27,627

Balance at January 1, at original discount rate	$20,494	$20,165	$19,406
Effect of changes in cash flow assumptions	205	(190)	301
Effect of actual variances from expected experience	84	223	115
Adjusted balance	20,783	20,198	19,822
Interest accrual	1,089	1,070	1,043
Benefit payments	(848)	(774)	(700)
Balance at December 31, at original discount rate	21,024	20,494	20,165
Effect of changes in discount rate assumptions	(1,012)	433	(546)
Balance at December 31, at current discount rate at balance sheet date	20,012	20,927	19,619

Other adjustments	—	—	1
Net liability for FPBs	$14,537	$15,240	$13,845

Undiscounted:
Expected future gross premiums	$10,644	$10,603	$11,201
Expected future benefit payments	$44,981	$45,016	$45,872
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,966	$7,139	$7,200
Expected future benefit payments	$20,012	$20,927	$19,619
Weighted-average duration of the liability	14 years	15 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%	5.5%
Weighted-average current discount rate at balance sheet date	5.8%	5.2%	5.6%
For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in assumptions associated with an increase in incidence rates. For the year ended December 31, 2022, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to inflation, which increased the expected cost of care.

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
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2024	2023	2022	2024	2023	2022
	Variable Life			Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1,	$1,258	$1,381	$1,595	$424	$455	$655
Less: AOCI adjustment	—	—	—	(14)	(33)	56
Balance, at January 1, before AOCI adjustment	1,258	1,381	1,595	438	488	599
Effect of changes in cash flow assumptions	17	(4)	9	(23)	(2)	(1)
Effect of actual variances from expected experience	(12)	(10)	2	(34)	(24)	(39)
Adjusted balance	1,263	1,367	1,606	381	462	559
Assessments accrual	(4)	(3)	(3)	—	—	(3)
Interest accrual	17	19	21	6	7	7
Excess benefits paid	(38)	(36)	(40)	—	—	—
Effect of foreign currency translation and other, net	(130)	(89)	(203)	(42)	(31)	(75)
Balance, at December 31, before AOCI adjustment	1,108	1,258	1,381	345	438	488
Add: AOCI adjustment	—	—	—	10	(14)	(33)
Balance, at December 31,	$1,108	$1,258	$1,381	$355	$424	$455

Weighted-average duration of the liability	16 years	16 years	17 years	42 years	42 years	42 years
Weighted-average interest accretion rate	1.5%	1.5%	1.4%	1.4%	1.4%	1.4%
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
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products offer a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2024	2023	2022
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$2,362	$2,156	$2,117
Less: AOCI adjustment	(14)	(63)	67
Balance, at January 1, before AOCI adjustment	2,376	2,219	2,050
Effect of changes in cash flow assumptions	(2)	38	35
Effect of actual variances from expected experience	53	—	39
Adjusted balance	2,427	2,257	2,124
Assessments accrual	104	105	103
Interest accrual	132	124	116
Excess benefits paid	(150)	(110)	(124)
Balance, at December 31, before AOCI adjustment	2,513	2,376	2,219
Add: AOCI adjustment	(17)	(14)	(63)
Balance, at December 31	2,496	2,362	2,156
Less: Reinsurance recoverables	2,174	2,055	745
Balance, at December 31, net of reinsurance	$322	$307	$1,411

Weighted-average duration of the liability	15 years	15 years	16 years
Weighted-average interest accretion rate	5.5%	5.5%	5.6%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Years Ended December 31,
	2024		2023		2022
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$8,084	$3,146	$6,660	$2,897	$12,748	$2,519
Asia:
Whole and term life & endowments	1,130	298	1,124	311	1,144	320
Accident & health	3,066	247	3,364	249	3,602	248
Latin America - Fixed annuities	1,041	318	1,074	312	712	289
MetLife Holdings - Long-term care	724	804	731	776	734	745
Deferred Profit Liabilities:
RIS - Annuities	N/A	178	N/A	167	N/A	154
Asia:
Whole and term life & endowments	N/A	36	N/A	31	N/A	26
Accident & health	N/A	20	N/A	18	N/A	16
Latin America - Fixed annuities	N/A	20	N/A	22	N/A	19
Additional Insurance Liabilities:
Asia:
Variable life	117	17	89	19	58	21
Universal and variable universal life	(35)	6	(31)	7	(26)	7
MetLife Holdings - Universal and variable universal life	642	132	730	124	805	116
Other long-duration	4,717	473	4,516	460	3,701	450
Total	$19,486	$5,695	$18,257	$5,393	$23,478	$4,930
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% of the Company’s life insurance in-force at both December 31, 2024 and 2023. Participating policies represented 9%, 10% and 11% of gross traditional life insurance premiums for the years ended December 31, 2024, 2023 and 2022, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2024. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2024 year-end spot rates for all periods presented. The information about incurred and paid claims development prior to 2024 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Benefits
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$7,040	$7,015	$7,014	$7,021	$7,024	$7,025	$7,026	$7,026	$7,028	$7,030	$1	219,340
2016		7,125	7,085	7,095	7,104	7,105	7,104	7,107	7,109	7,110	1	221,405
2017			7,432	7,418	7,425	7,427	7,428	7,428	7,432	7,434	2	264,746
2018				7,757	7,655	7,646	7,650	7,651	7,652	7,659	3	253,393
2019					7,935	7,900	7,907	7,917	7,914	7,921	4	255,494
2020						8,913	9,367	9,389	9,384	9,388	6	302,292
2021							10,555	10,795	10,777	10,783	10	335,468
2022								9,640	9,653	9,662	21	335,417
2023									9,584	9,471	43	314,144
2024										9,909	1,226	264,726
Total										86,367
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(83,214)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										6
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,159

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$5,524	$6,913	$6,958	$6,974	$7,008	$7,018	$7,022	$7,024	$7,027	$7,029
2016		5,582	6,980	7,034	7,053	7,086	7,096	7,100	7,106	7,109
2017			5,761	7,292	7,355	7,374	7,400	7,414	7,427	7,431
2018				6,008	7,521	7,578	7,595	7,629	7,646	7,652
2019					6,178	7,756	7,820	7,853	7,898	7,908
2020						6,862	9,103	9,242	9,296	9,353
2021							8,008	10,476	10,640	10,689
2022								7,101	9,399	9,536
2023									6,929	9,225
2024										7,282
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$83,214
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	75.9%	21.6%	1.0%	0.3%	0.5%	0.2%	0.1%	0.1%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Long-term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$1,082	$1,105	$1,093	$1,100	$1,087	$1,081	$1,067	$1,086	$1,078	$1,069	$—	21,220
2016		1,131	1,139	1,159	1,162	1,139	1,124	1,123	1,086	1,108	—	17,974
2017			1,244	1,202	1,203	1,195	1,165	1,181	1,101	1,135	—	16,329
2018				1,240	1,175	1,163	1,147	1,170	1,102	1,150	—	15,216
2019					1,277	1,212	1,169	1,177	1,103	1,166	—	15,426
2020						1,253	1,223	1,155	1,100	1,158	—	15,813
2021							1,552	1,608	1,477	1,586	—	19,663
2022								1,641	1,732	1,578	7	18,364
2023									1,725	1,722	41	20,089
2024										1,890	840	12,419
Total										13,562
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,981)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										1,468
Total unpaid claims and claim adjustment expenses, net of reinsurance										$8,049

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$50	$264	$427	$524	$601	$665	$718	$764	$801	$844
2016		49	267	433	548	628	696	750	769	839
2017			56	290	476	579	655	719	718	812
2018				54	314	497	594	666	663	775
2019					57	342	522	620	621	764
2020						59	355	535	560	706
2021							95	505	620	902
2022								76	609	721
2023									84	520
2024										98
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,981
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-term Disability	5.0%	24.2%	13.5%	9.3%	6.7%	6.0%	4.9%	4.8%	4.9%	4.0%
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
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses increased in 2024 compared to the 2023 incurral year due to the growth in the size of the business. For Group Long-term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2024 compared to 2023 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-term Disability unpaid claims and claim adjustment expenses were $6.8 billion and $6.7 billion at December 31, 2024 and 2023, respectively. Using interest rates ranging from 3% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.5 billion and $1.3 billion at December 31, 2024 and 2023, respectively. The amount of interest accretion recognized was $464 million, $516 million and $461 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$222	$212	$214	$209	$219	$220	$223	$220	$222	$220	$6	6,943
2016		185	188	178	189	191	196	198	197	190	10	4,857
2017			240	223	230	246	253	248	250	238	15	5,847
2018				293	267	279	288	282	289	273	30	6,297
2019					316	296	310	306	314	295	37	6,461
2020						352	327	302	309	280	61	5,728
2021							335	349	366	346	97	7,130
2022								445	412	376	110	8,144
2023									411	344	175	6,690
2024										463	382	4,295
Total										3,025
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,101)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										14
Total unpaid claims and claim adjustment expenses, net of reinsurance										$938

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$64	$122	$152	$165	$186	$199	$205	$209	$212	$215
2016		52	107	122	152	165	173	180	185	180
2017			70	126	167	205	219	221	230	223
2018				77	141	190	222	230	250	243
2019					85	156	202	234	262	257
2020						78	140	186	215	219
2021							70	156	226	249
2022								81	204	266
2023									86	168
2024										81
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,101
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	25.5%	25.5%	15.7%	11.0%	6.0%	3.3%	1.9%	0.5%	(0.6)%	1.4%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
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
The liabilities for unpaid claims and claim adjustment expenses were $1.2 billion and $1.3 billion at December 31, 2024 and 2023, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $166 million and $163 million at December 31, 2024 and 2023, respectively. The amount of interest accretion recognized was $44 million, $37 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts were reflected in policyholder benefits and claims.
The Company tracks claim frequency by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts include claims that do not ultimately result in a liability. A liability is only established for those claims that are expected to result in a liability, based on historical factors.
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$277	$399	$371	$375	$375	$376	$371	$362	$362	$361	$—	38,843
2016		293	385	396	402	403	404	395	394	399	—	40,548
2017			302	294	294	293	293	285	285	287	—	30,762
2018				280	271	269	271	270	269	272	—	28,549
2019					303	276	279	277	278	277	—	31,620
2020						459	459	464	467	465	2	43,289
2021							580	505	505	502	5	51,427
2022								400	378	374	7	42,230
2023									389	360	21	39,931
2024										449	177	41,577
Total										3,746
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,366)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										6
Total unpaid claims and claim adjustment expenses, net of reinsurance										$386

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$225	$319	$339	$345	$351	$353	$354	$346	$347	$348
2016		208	373	390	397	400	402	396	397	397
2017			179	268	283	286	289	282	283	285
2018				141	240	251	255	252	254	255
2019					157	239	257	255	258	259
2020						198	397	408	415	418
2021							299	418	435	466
2022								247	331	351
2023									254	348
2024										239
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,366
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	57.7%	31.1%	4.6%	1.8%	0.7%	(0.1)%	(0.1)%	(0.4)%	0.1%	0.3%
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2024
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Dollars in millions)
2015	$190	$216	$217	$216	$216	$216	$216	$217	$217	$216	$—	87,903
2016		249	287	284	284	284	284	285	285	286	—	107,119
2017			360	336	336	336	335	336	336	337	—	122,264
2018				386	406	385	383	383	383	384	—	145,387
2019					129	168	162	161	162	163	—	133,704
2020						466	458	456	455	456	1	151,310
2021							598	600	597	599	4	173,394
2022								652	643	645	9	202,198
2023									823	813	19	216,489
2024										926	81	165,589
Total										4,825
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(4,641)
All outstanding liabilities for incurral years prior to 2015, net of reinsurance										3
Total unpaid claims and claim adjustment expenses, net of reinsurance										$187

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(In millions)
2015	$190	$216	$215	$215	$216	$216	$216	$217	$217	$217
2016		234	280	283	283	284	284	284	285	285
2017			294	332	333	334	335	336	336	337
2018				330	376	379	380	381	382	382
2019					108	152	156	158	160	161
2020						394	445	449	452	454
2021							528	585	589	593
2022								552	628	636
2023									699	791
2024										785
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$4,641
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2024:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	84.0%	13.6%	0.9%	0.4%	0.5%	0.2%	—%	0.4%	—%	—%
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

	December 31, 2024
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Benefits:
Group Life - Term	$3,159
Group Long-term Disability	8,049
Total		$11,208
Asia - Group Disability & Group Life		938
Latin America:
Protection Life	386
Protection Health	187
Total		573
Other insurance lines - all segments combined		1,697
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		14,416

Reinsurance recoverables on unpaid claims:
Group Benefits:
Group Life - Term	10
Group Long-term Disability	297
Total		307
Asia - Group Disability & Group Life		428
Latin America:
Protection Life	11
Protection Health	17
Total		28
Other insurance lines - all segments combined		276
Total reinsurance recoverable on unpaid claims		1,039
Total unpaid claims and allocated claims adjustment expense		15,455
Unallocated claims adjustment expenses		—
Discounting		(1,672)
Liability for unpaid claims and claim adjustment liabilities - short-duration		13,783
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		2,335
Total liability for unpaid claims and claim adjustment expense (includes $7.9 billion of FPBs and $8.2 billion of other policy-related balances)		$16,118

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$16,468	$16,098	$15,598
Less: Reinsurance recoverables	2,592	2,452	2,629
Net balance at January 1,	13,876	13,646	12,969
Incurred related to:
Current year	26,626	27,080	26,505
Prior years (1)	57	374	668
Total incurred	26,683	27,454	27,173
Paid related to:
Current year	(20,607)	(20,220)	(19,917)
Prior years	(6,624)	(7,004)	(6,579)
Total paid	(27,231)	(27,224)	(26,496)
Net balance at December 31,	13,328	13,876	13,646
Add: Reinsurance recoverables	2,790	2,592	2,452
Balance at December 31,	$16,118	$16,468	$16,098
__________________
(1)For the years ended December 31, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year. For the year ended December 31, 2022, incurred claims and claim adjustment expenses include expenses associated with prior years but reported in 2022 which contain impacts related to the COVID-19 pandemic, partially offset by additional premiums recorded for experience-rated contracts that are not reflected in the table above.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2024	December 31, 2023
	(In millions)
Group Benefits - Group life	$7,632	$7,692
RIS:
Capital markets investment products and stable value GICs	63,715	64,140
Annuities and risk solutions	20,699	17,711
Asia:
Universal and variable universal life	50,801	49,739
Fixed annuities	38,421	36,863
EMEA - Variable annuities	2,337	2,720
MetLife Holdings:
Annuities	10,142	11,537
Life and other	11,132	11,641
Other	16,566	17,226
Total	$221,445	$219,269
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
5. Policyholder Account Balances (continued)
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$7,692	$8,028	$7,893
Deposits	3,720	3,311	3,361
Policy charges	(658)	(635)	(612)
Surrenders and withdrawals	(3,296)	(3,192)	(2,744)
Benefit payments	(13)	(12)	(10)
Net transfers from (to) separate accounts	(3)	—	(2)
Interest credited	190	192	142
Balance at December 31,	$7,632	$7,692	$8,028

Weighted-average annual crediting rate	2.5%	2.5%	1.8%

At period end:
Cash surrender value	$7,569	$7,630	$7,974
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$263,198	$250,033	$244,638
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$456	$72	$816	$4,086	$5,430
Equal to or greater than 2% but less than 4%	1,247	100	61	1	1,409
Equal to or greater than 4%	682	—	39	37	758
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$2,385	$172	$916	$4,124	$7,632

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$86	$863	$4,558	$5,507
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	111
Total	$1,923	$96	$968	$4,594	$7,692

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$973	$4,471	$236	$5,680
Equal to or greater than 2% but less than 4%	1,303	52	21	—	1,376
Equal to or greater than 4%	803	1	11	30	845
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	127
Total	$2,106	$1,026	$4,503	$266	$8,028
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, certain subsidiaries of the Company have entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $14.2 billion and $14.6 billion at December 31, 2024 and 2023, respectively. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $18.4 billion and $17.8 billion at December 31, 2024 and 2023, respectively. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, FHLBNY’s recovery on the collateral is limited to the amount of such subsidiary’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2024 and 2023. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion at both December 31, 2024 and 2023.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Information regarding the RIS segment’s capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$64,140	$63,723	$62,521
Deposits	73,103	69,229	81,050
Surrenders and withdrawals	(74,974)	(71,938)	(80,382)
Interest credited	2,424	2,091	1,276
Effect of foreign currency translation and other, net	(978)	1,035	(742)
Balance at December 31,	$63,715	$64,140	$63,723

Weighted-average annual crediting rate	3.9%	3.3%	2.0%
Cash surrender value at period end	$1,936	$2,126	$2,071
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,675	$2,675
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,040
Total	$—	$—	$—	$2,675	$63,715

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,518
Total	$—	$—	$1	$2,621	$64,140

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$1	$3,553	$3,554
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	60,169
Total	$—	$—	$1	$3,553	$63,723

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$17,711	$15,549	$14,431
Deposits	3,747	2,734	1,843
Policy charges	(138)	(178)	(153)
Surrenders and withdrawals	(527)	(210)	(120)
Benefit payments	(961)	(812)	(739)
Net transfers from (to) separate accounts	3	53	(26)
Interest credited	761	637	543
Other	103	(62)	(230)
Balance at December 31,	$20,699	$17,711	$15,549

Weighted-average annual crediting rate	4.0%	3.9%	3.7%

At period end:
Cash surrender value	$9,396	$7,912	$7,331
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$43,786	$40,397	$40,607
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$11	$2,446	$2,457
Equal to or greater than 2% but less than 4%	195	32	456	661	1,344
Equal to or greater than 4%	4,333	—	294	6	4,633
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,265
Total	$4,528	$32	$761	$3,113	$20,699

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,651	$1,671
Equal to or greater than 2% but less than 4%	249	34	105	432	820
Equal to or greater than 4%	4,346	—	282	5	4,633
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	10,587
Total	$4,595	$34	$407	$2,088	$17,711

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$—	$64	$1,232	$1,296
Equal to or greater than 2% but less than 4%	301	39	124	375	839
Equal to or greater than 4%	4,446	122	63	4	4,635
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	8,779
Total	$4,747	$161	$251	$1,611	$15,549

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$49,739	$46,417	$46,590
Deposits	5,885	7,595	5,673
Policy charges	(1,046)	(1,210)	(1,103)
Surrenders and withdrawals	(3,171)	(2,959)	(2,993)
Benefit payments	(451)	(508)	(502)
Interest credited	1,517	1,408	1,066
Effect of foreign currency translation and other, net	(1,672)	(1,004)	(2,314)
Balance at December 31,	$50,801	$49,739	$46,417

Weighted-average annual crediting rate	3.1%	3.0%	2.3%

At period end:
Cash surrender value	$44,685	$42,577	$39,737
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$86,683	$93,172	$95,412
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$9,789	$15	$240	$1,574	$11,618
Equal to or greater than 2% but less than 4%	7,387	15,807	5,212	10,058	38,464
Equal to or greater than 4%	239	—	—	—	239
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	480
Total	$17,415	$15,822	$5,452	$11,632	$50,801

December 31, 2023
Equal to or greater than 0% but less than 2%	$10,640	$24	$231	$1,001	$11,896
Equal to or greater than 2% but less than 4%	5,932	15,634	7,801	7,669	37,036
Equal to or greater than 4%	250	—	—	—	250
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	557
Total	$16,822	$15,658	$8,032	$8,670	$49,739

December 31, 2022
Equal to or greater than 0% but less than 2%	$10,965	$76	$138	$75	$11,254
Equal to or greater than 2% but less than 4%	21,184	2,847	5,583	4,846	34,460
Equal to or greater than 4%	265	—	—	—	265
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	438
Total	$32,414	$2,923	$5,721	$4,921	$46,417

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$36,863	$32,454	$30,976
Deposits	6,221	8,115	7,813
Policy charges	(2)	(2)	(2)
Surrenders and withdrawals	(2,760)	(2,344)	(4,024)
Benefit payments	(2,208)	(2,156)	(2,014)
Interest credited	1,070	866	623
Effect of foreign currency translation and other, net	(763)	(70)	(918)
Balance at December 31,	$38,421	$36,863	$32,454

Weighted-average annual crediting rate	2.9%	2.5%	2.0%

At period end:
Cash surrender value	$34,105	$31,936	$27,902
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$1	$73	$1
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$328	$534	$4,808	$31,572	$37,242
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,175
Total	$328	$538	$4,808	$31,572	$38,421

December 31, 2023
Equal to or greater than 0% but less than 2%	$322	$584	$6,274	$28,343	$35,523
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,335
Total	$322	$589	$6,274	$28,343	$36,863

December 31, 2022
Equal to or greater than 0% but less than 2%	$438	$664	$7,160	$22,755	$31,017
Equal to or greater than 2% but less than 4%	—	6	—	—	6
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,431
Total	$438	$670	$7,160	$22,755	$32,454

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the U.K. was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$2,720	$2,802	$4,215
Deposits	3	4	5
Policy charges	(57)	(63)	(73)
Surrenders and withdrawals	(277)	(285)	(313)
Benefit payments	(126)	(125)	(137)
Interest credited (1)	115	228	(465)
Effect of foreign currency translation and other, net	(41)	159	(430)
Balance at December 31,	$2,337	$2,720	$2,802

Weighted-average annual crediting rate	4.7%	8.6%	(12.4) %

At period end:
Cash surrender value	$2,337	$2,720	$2,802
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$414	$456	$557
At annuitization or exercise of other living benefits (3)	$532	$585	$699
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$11,537	$13,286	$14,398
Deposits	167	176	233
Policy charges	(13)	(15)	(16)
Surrenders and withdrawals	(1,688)	(1,981)	(1,494)
Benefit payments	(390)	(420)	(415)
Net transfers from (to) separate accounts	146	72	198
Interest credited	349	396	406
Other	34	23	(24)
Balance at December 31,	$10,142	$11,537	$13,286

Weighted-average annual crediting rate	3.3%	3.3%	3.0%

At period end:
Cash surrender value	$9,555	$10,904	$12,373
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death (2)	$2,540	$2,821	$4,354
At annuitization or exercise of other living benefits (3)	$750	$688	$960
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
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$2	$140	$441	$75	$658
Equal to or greater than 2% but less than 4%	1,639	5,675	525	107	7,946
Equal to or greater than 4%	728	399	12	—	1,139
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	399
Total	$2,369	$6,214	$978	$182	$10,142

December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,205	459	202	8,899
Equal to or greater than 4%	788	411	32	—	1,231
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	434
Total	$1,857	$7,923	$869	$454	$11,537

December 31, 2022
Equal to or greater than 0% but less than 2%	$934	$4	$8	$16	$962
Equal to or greater than 2% but less than 4%	9,388	892	191	12	10,483
Equal to or greater than 4%	1,261	43	5	—	1,309
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	532
Total	$11,583	$939	$204	$28	$13,286

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in millions)
Balance at January 1,	$11,641	$12,402	$12,699
Deposits	784	783	895
Policy charges	(690)	(702)	(718)
Surrenders and withdrawals	(1,053)	(1,171)	(785)
Benefit payments	(151)	(152)	(183)
Net transfers from (to) separate accounts	51	35	29
Interest credited	421	445	460
Other	129	1	5
Balance at December 31,	$11,132	$11,641	$12,402

Weighted-average annual crediting rate	3.8%	3.8%	3.7%

At period end:
Cash surrender value	$10,576	$11,177	$11,882
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death (2)	$64,031	$67,786	$71,548
__________________
(1)Including offsets from reinsurance, the net amount at risk at December 31, 2024, 2023 and 2022, as presented in the above table, would be reduced by 99%, 99%, and 65%, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$14	$50	$64
Equal to or greater than 2% but less than 4%	4,062	175	260	531	5,028
Equal to or greater than 4%	4,860	122	403	22	5,407
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	633
Total	$8,922	$297	$677	$603	$11,132

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$16	$55	$71
Equal to or greater than 2% but less than 4%	4,453	171	280	549	5,453
Equal to or greater than 4%	5,066	124	413	13	5,616
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,519	$295	$709	$617	$11,641

December 31, 2022
Equal to or greater than 0% but less than 2%	$—	$20	$50	$5	$75
Equal to or greater than 2% but less than 4%	5,025	144	441	410	6,020
Equal to or greater than 4%	5,253	128	420	5	5,806
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$10,278	$292	$911	$420	$12,402
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
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2024			2023
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$178	$178	$—	$203	$203
MetLife Holdings - Annuities	231	2,300	2,069	156	2,878	2,722
Other	141	103	(38)	130	98	(32)
Total	$372	$2,581	$2,209	$286	$3,179	$2,893

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
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$203	$226	$277

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$205	$233	$284
Attributed fees collected	3	3	3
Benefit payments	(12)	(12)	—
Effect of changes in interest rates	4	1	(25)
Actual policyholder behavior different from expected behavior	(2)	(1)	6
Effect of changes in future expected policyholder behavior and other assumptions	—	(1)	5
Effect of foreign currency translation and other, net	(19)	(18)	(40)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	179	205	233
Cumulative effect of changes in the instrument-specific credit risk	(1)	(2)	(8)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	—	1
Balance at December 31,	$178	$203	$226

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits (1)	$115	$119	$127
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits (1)	58 years	58 years	58 years
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
These guarantees may be more costly than expected in volatile or declining equity markets. Market conditions, including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, and variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, impact the estimated fair value of the guarantees and affect net income, and changes in nonperformance risk of the Company affect OCI.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$2,722	$3,225	$5,929

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$2,772	$3,360	$6,229
Attributed fees collected	352	377	387
Benefit payments	(90)	(58)	(42)
Effect of changes in interest rates	(736)	(161)	(3,610)
Effect of changes in capital markets	(514)	(900)	861
Effect of changes in equity index volatility	40	(135)	38
Actual policyholder behavior different from expected behavior	220	144	20
Effect of changes in future expected policyholder behavior and other assumptions (1)	12	9	(328)
Effect of foreign currency translation and other, net (2)	(4)	152	36
Effect of changes in risk margin	(60)	(16)	(231)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,992	2,772	3,360
Cumulative effect of changes in the instrument-specific credit risk	78	(54)	(130)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	4	(5)
Balance at December 31,	$2,069	$2,722	$3,225

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,543	$2,828	$4,387
At annuitization or exercise of other living benefits (5)	$718	$675	$1,141
Weighted-average attained age of contractholders:
In the event of death (4)	71 years	70 years	69 years
At annuitization or exercise of other living benefits (5)	70 years	70 years	71 years
__________________
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
(3)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 5.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$(32)	$32	$491

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(50)	$24	$539
Attributed fees collected	49	34	61
Benefit payments	(6)	(28)	(4)
Effect of changes in interest rates	(57)	(3)	(499)
Effect of changes in capital markets	(3)	(41)	139
Effect of changes in equity index volatility	—	(6)	31
Actual policyholder behavior different from expected behavior	5	(22)	(12)
Effect of changes in future expected policyholder behavior and other assumptions	(2)	2	(1)
Effect of foreign currency translation and other, net	12	(9)	(224)
Effect of changes in risk margin	(1)	(1)	(6)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(53)	(50)	24
Cumulative effect of changes in the instrument-specific credit risk	16	17	7
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	1	1
Net balance at December 31,	(38)	(32)	32
Less: Reinsurance recoverable	12	18	23
Balance at December 31,	$(50)	$(50)	$9
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $113.6 billion and $115.6 billion at December 31, 2024 and 2023, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $25.9 billion and $29.0 billion at December 31, 2024 and 2023, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.6% at both December 31, 2024 and 2023.
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

	December 31, 2024	December 31, 2023
	(In millions)
RIS:
Stable Value and Risk Solutions	$40,319	$41,343
Annuities	11,001	11,659
Latin America - Pensions	38,765	41,320
MetLife Holdings - Annuities	27,829	29,224
Other	21,590	21,088
Total	$139,504	$144,634
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Balance, January 1, 2022	$58,473	$21,292	$37,631	$40,173
Premiums and deposits	5,253	1,233	7,058	267
Policy charges	(309)	(25)	(253)	(665)
Surrenders and withdrawals	(5,885)	(7,481)	(5,155)	(2,911)
Benefit payments	(125)	—	(1,559)	(431)
Investment performance	(4,503)	(2,823)	1,490	(7,738)
Net transfers from (to) general account	82	(56)	—	(199)
Effect of foreign currency translation and other, net (1)	(4,721)	(446)	216	3
Balance, December 31, 2022	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	2,203	175	7,936	256
Policy charges	(285)	(21)	(287)	(609)
Surrenders and withdrawals	(11,123)	(944)	(5,781)	(2,948)
Benefit payments	(99)	—	(1,702)	(464)
Investment performance	2,595	774	2,814	4,561
Net transfers from (to) general account	(56)	3	—	(74)
Effect of foreign currency translation and other, net	(157)	(22)	(1,088)	3
Balance, December 31, 2023	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	3,065	145	6,779	235
Policy charges	(273)	(21)	(264)	(603)
Surrenders and withdrawals	(5,423)	(918)	(5,147)	(3,794)
Benefit payments	(99)	—	(1,679)	(491)
Investment performance	1,755	83	2,981	3,411
Net transfers from (to) general account	(4)	—	—	(147)
Effect of foreign currency translation and other, net	(45)	53	(5,225)	(6)
Balance, December 31, 2024	$40,319	$11,001	$38,765	$27,829

Cash surrender value at December 31, 2022 (2)	$42,728	N/A	$39,428	$28,348
Cash surrender value at December 31, 2023 (2)	$35,950	N/A	$41,320	$29,078
Cash surrender value at December 31, 2024 (2)	$34,949	N/A	$38,765	$27,703
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
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	December 31, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,950	$1,115	$10,545	$3,017	$15	$24,642
Public utilities	—	1,090	188	—	—	7	1,285
Municipals	—	250	18	—	—	12	280
Corporate bonds:
Materials	—	245	—	—	—	1	246
Communications	—	811	15	—	—	4	830
Consumer	—	1,903	34	—	—	13	1,950
Energy	—	958	113	729	4	4	1,808
Financial	—	3,472	515	4,760	309	26	9,082
Industrial and other	—	775	46	2,231	7	2	3,061
Technology	—	518	—	—	—	2	520
Total corporate bonds	—	8,682	723	7,720	320	52	17,497
Total bonds	—	19,972	2,044	18,265	3,337	86	43,704
Mortgage-backed securities	—	9,021	—	—	—	38	9,059
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,145	—	—	—	17	2,162
Redeemable preferred stock	—	8	—	—	—	—	8
Total fixed maturity securities	—	31,146	2,044	18,265	3,337	141	54,933
Equity securities	—	2,830	2,324	2,353	1,200	—	8,707
Mutual funds	1,319	10,035	3,098	14,295	129	34,751	63,627
Other invested assets	—	1,398	312	2,557	43	—	4,310
Total investments	1,319	45,409	7,778	37,470	4,709	34,892	131,577
Other assets	—	6,011	453	1,295	166	2	7,927
Total	$1,319	$51,420	$8,231	$38,765	$4,875	$34,894	$139,504

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	December 31, 2023
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$10,182	$1,190	$10,971	$2,638	$18	$24,999
Public utilities	—	1,077	308	—	—	4	1,389
Municipals	—	380	31	—	—	13	424
Corporate bonds:
Materials	—	253	—	—	—	—	253
Communications	—	1,030	8	—	—	4	1,042
Consumer	—	2,151	39	—	—	9	2,199
Energy	—	1,095	105	—	4	4	1,208
Financial	—	3,833	551	6,006	403	23	10,816
Industrial and other	—	848	38	6,693	18	4	7,601
Technology	—	568	—	—	—	3	571
Total corporate bonds	—	9,778	741	12,699	425	47	23,690
Total bonds	—	21,417	2,270	23,670	3,063	82	50,502
Mortgage-backed securities	—	9,671	—	—	—	35	9,706
ABS & CLO	—	2,557	18	—	—	11	2,586
Redeemable preferred stock	—	9	—	—	—	—	9
Total fixed maturity securities	—	33,654	2,288	23,670	3,063	128	62,803
Equity securities	—	3,209	3,064	2,845	1,090	—	10,208
Mutual funds	1,159	8,517	2,929	10,099	109	35,418	58,231
Other invested assets	—	1,620	403	4,212	30	—	6,265
Total investments	1,159	47,000	8,684	40,826	4,292	35,546	137,507
Other assets	—	6,093	503	494	35	2	7,127
Total	$1,159	$53,093	$9,187	$41,320	$4,327	$35,548	$144,634

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2022	$272	$191	$10,058	$1,361	$1,472	$4,029	$32	$17,415
Capitalizations	18	113	1,530	494	422	29	8	2,614
Amortization	(26)	(37)	(644)	(361)	(311)	(267)	(9)	(1,655)
Effect of foreign currency translation and other, net	—	—	(674)	48	(103)	—	(1)	(730)
Balance at December 31, 2022	264	267	10,270	1,542	1,480	3,791	30	17,644
Capitalizations	20	176	1,583	651	457	22	8	2,917
Amortization	(26)	(46)	(705)	(418)	(332)	(255)	(9)	(1,791)
Effect of foreign currency translation and other, net (4)	—	—	(284)	175	13	(287)	1	(382)
Balance at December 31, 2023	258	397	10,864	1,950	1,618	3,271	30	18,388
Capitalizations	18	218	1,380	704	486	17	10	2,833
Amortization	(26)	(63)	(782)	(461)	(345)	(225)	(10)	(1,912)
Effect of foreign currency translation and other, net	—	—	(677)	(357)	(95)	—	(2)	(1,131)
Balance at December, 31, 2024	$250	$552	$10,785	$1,836	$1,664	$3,063	$28	$18,178

VOBA:
Balance at January 1, 2022	$—	$22	$1,593	$591	$154	$31	$—	$2,391
Amortization	—	(3)	(101)	(49)	(20)	(3)	—	(176)
Effect of foreign currency translation and other, net	—	—	(202)	3	(7)	—	—	(206)
Balance at December 31, 2022	—	19	1,290	545	127	28	—	2,009
Amortization	—	(3)	(89)	(50)	(16)	(3)	—	(161)
Effect of foreign currency translation and other, net (4)	—	—	(82)	2	2	(7)	—	(85)
Balance at December 31, 2023	—	16	1,119	497	113	18	—	1,763
Amortization	—	(3)	(71)	(42)	(14)	(4)	—	(134)
Effect of foreign currency translation and other, net	—	—	(113)	(62)	(5)	—	—	(180)
Balance at December 31, 2024	$—	$13	$935	$393	$94	$14	$—	$1,449

Total DAC and VOBA:
Balance at December 31, 2022								$19,653
Balance at December 31, 2023								$20,151
Balance at December 31, 2024								$19,627
__________________
(1)Includes DAC balances primarily related to accident & health, universal and variable universal life, variable life and fixed annuity products and VOBA balances primarily related to accident & health products.
(2)Includes DAC balances primarily related to universal life, variable universal life, ordinary life and accident & health products.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
(3)Includes DAC balances primarily related to whole life, variable annuities, term life, universal life, variable universal life and long-term care products.
(4)MetLife Holdings segment includes activity for total DAC and total VOBA ceded at the date of inception related to a reinsurance agreement. See Note 9 for further information on the transaction.
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
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
VODA and VOCRA:
Balance at January 1,	$794	$876	$972
Amortization	(85)	(88)	(92)
Effect of foreign currency translation and other	1	6	(4)
Balance at December 31,	$710	$794	$876
Accumulated amortization	$840	$755	$667

Negative VOBA:
Balance at January 1,	$427	$473	$557
Amortization	(25)	(26)	(29)
Effect of foreign currency translation and other	(33)	(20)	(55)
Balance at December 31,	$369	$427	$473
Accumulated amortization	$3,423	$3,398	$3,372
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2025	$116	$81	$(24)
2026	$109	$80	$(23)
2027	$101	$78	$(21)
2028	$93	$75	$(20)
2029	$87	$73	$(19)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
Unearned Revenue
Information regarding the Company’s UREV primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance at January 1, 2022	$38	$2,033	$795	$521	$238	$3,625
Deferrals	5	546	134	111	60	856
Amortization	(7)	(144)	(116)	(59)	(17)	(343)
Effect of foreign currency translation and other - net	—	(53)	35	(14)	—	(32)
Balance at December 31, 2022	36	2,382	848	559	281	4,106
Deferrals	2	667	147	95	48	959
Amortization	(7)	(181)	(116)	(63)	(18)	(385)
Effect of foreign currency translation and other - net (1)	—	(18)	110	17	(252)	(143)
Balance at December 31, 2023	31	2,850	989	608	59	4,537
Deferrals	2	534	146	98	15	795
Amortization	(6)	(228)	(115)	(68)	(5)	(422)
Effect of foreign currency translation and other - net	—	(80)	(179)	(16)	—	(275)
Balance at December 31, 2024	$27	$3,076	$841	$622	$69	$4,635
__________________
(1)MetLife Holdings segment includes activity for total UREV ceded at the date of inception related to a reinsurance agreement. See Note 9 for further information on the transaction.
Significant Methodologies and Assumptions
UREV is amortized similarly to DAC and VOBA, see “— DAC and VOBA.”
9. Reinsurance
The Company enters into reinsurance agreements primarily as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for some pension products and insurance products issued by third parties. The Company purchases reinsurance in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
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
Accounting for reinsurance requires extensive use of assumptions and estimates, particularly related to the future performance of the underlying business and the potential impact of counterparty credit risks. The Company periodically reviews actual and anticipated experience compared to the aforementioned assumptions used to establish assets and liabilities relating to ceded and assumed reinsurance and evaluates the financial strength of counterparties to its reinsurance agreements using criteria similar to that evaluated in the security impairment process discussed in “ — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss” in Note 11.
Group Benefits
For its Group Benefits segment, the Company generally retains most of the risk, with the exception of its Group Term Life business and certain client arrangements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The Company reinsures a 90% quota share of its Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The majority of the Company’s other reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of the policies.
RIS
The Company’s RIS segment has engaged in reinsurance activities on an opportunistic basis. The Company reinsures longevity risks for certain pension products issued by unaffiliated providers located in the U.K. The Company also cedes certain pension products to a third party.
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
MetLife Holdings
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company also assumes portions of the risk associated with certain whole life policies issued by a third party and reinsures certain term life policies and universal life policies with secondary death benefit guarantees to such third party. In 2023, the Company reinsured an in-force block of universal life, variable universal life, universal life with secondary guarantees and fixed annuities to a third party on a 100% quota share basis.
For its other products, the Company has a reinsurance agreement in-force to assume the living and death benefit guarantees issued in connection with certain variable annuity guarantees from a third party in Japan. Under this agreement, the Company receives reinsurance fees associated with the guarantees collected from policyholders, and provides reimbursement for benefits paid or accrued in excess of account values, subject to certain limitations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2024 and 2023, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $4.2 billion and $4.4 billion of unsecured reinsurance recoverable balances at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Company had $17.6 billion of net ceded reinsurance recoverables. Of this total, $14.7 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $2.4 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2023, the Company had $16.7 billion of net ceded reinsurance recoverables. Of this total, $14.1 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $2.5 billion of net ceded reinsurance recoverables which were unsecured.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Premiums
Direct premiums	$45,153	$43,359	$47,618
Reinsurance assumed	3,788	3,112	3,035
Reinsurance ceded	(3,996)	(2,188)	(2,143)
Net premiums	$44,945	$44,283	$48,510
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$5,914	$5,787	$5,687
Reinsurance assumed	(3)	(19)	32
Reinsurance ceded	(937)	(616)	(494)
Net universal life and investment-type product policy fees	$4,974	$5,152	$5,225
Policyholder benefits and claims
Direct policyholder benefits and claims	$45,662	$44,155	$49,308
Reinsurance assumed	3,614	2,904	2,604
Reinsurance ceded	(4,548)	(2,469)	(2,405)
Net policyholder benefits and claims	$44,728	$44,590	$49,507
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$(169)	$(54)	$94
Reinsurance assumed	(13)	(20)	9
Reinsurance ceded	(24)	29	11
Net policyholder liability remeasurement (gains) losses	$(206)	$(45)	$114
Market risk benefits remeasurement (gains) losses
Direct market risk benefits remeasurement (gains) losses	$(992)	$(785)	$(3,636)
Reinsurance assumed	(123)	(214)	(46)
Reinsurance ceded	6	5	8
Net market risk benefits remeasurement (gains) losses	$(1,109)	$(994)	$(3,674)
Other expenses
Direct other expenses	$13,054	$12,760	$11,854
Reinsurance assumed	202	235	268
Reinsurance ceded	(239)	(285)	(263)
Net other expenses	$13,017	$12,710	$11,859

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2024				2023
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables	$6,496	$1,432	$21,833	$29,761	$6,044	$1,405	$21,522	$28,971
MRBs	365	7	—	372	279	7	—	286
DAC and VOBA	19,753	352	(478)	19,627	20,297	353	(499)	20,151
Total assets	$26,614	$1,791	$21,355	$49,760	$26,620	$1,765	$21,023	$49,408
Liabilities
FPBs	$189,328	$4,318	$—	$193,646	$192,424	$3,982	$—	$196,406
MRBs	2,566	15	—	2,581	3,141	38	—	3,179
Other policy-related balances	18,138	1,052	(291)	18,899	18,852	1,152	(268)	19,736
Other liabilities	26,722	1,863	8,258	36,843	27,125	1,892	6,788	35,805
Total liabilities	$236,754	$7,248	$7,967	$251,969	$241,542	$7,064	$6,520	$255,126
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in premiums, reinsurance and other receivables in the table above are deposit assets on reinsurance of $4.6 billion and $5.1 billion at December 31, 2024 and 2023, respectively. Also, included in other liabilities in the table above are deposit liabilities on reinsurance of $1.2 billion and $1.3 billion at December 31, 2024 and 2023, respectively.
In November 2023, the Company completed a risk transfer transaction with subsidiaries of Global Atlantic Financial Group (“Global Atlantic”), a retirement and life insurance company, to reinsure an in-force block of universal life, variable universal life, universal life with secondary guarantees, and fixed annuities, which are reported in the MetLife Holdings segment. The Company entered into reinsurance agreements on a coinsurance basis for the general account products and on a modified coinsurance basis for the separate account products. The Company recorded reinsurance recoverables and deposit receivables of $10.3 billion at December 31, 2023 reported in premiums, reinsurance and other receivables. At inception of the agreement, in addition to recording the amount recoverable, the Company (i) transferred to the reinsurer $9.5 billion of assets primarily consisting of fixed maturity securities AFS and mortgage loans supporting the general account liabilities reduced by a $2.2 billion pre-tax ceding commission, (ii) retained $5.0 billion separate account assets under the modified coinsurance arrangement and (iii) recorded the net cost of reinsurance of $770 million within other liabilities, related to universal life, variable universal life and universal life with secondary guarantees reinsured. The net cost of reinsurance will be amortized on a basis consistent with the methodologies and assumptions used for amortizing DAC related to the underlying reinsured contracts in policyholder benefits and claims.
As part of this transaction, the Company’s institutional investment management business entered into investment advisory and other agreements with subsidiaries of Global Atlantic to serve as the investment manager for certain of the transferred general account assets. With certain exceptions, the agreements contemplate a term of five years.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2024	2023
	(In millions)
Closed Block Liabilities
FPBs	$35,015	$36,142
Other policy-related balances	315	319
Policyholder dividends payable	174	174
Current income tax payable	6	—
Other liabilities	854	668
Total closed block liabilities	36,364	37,303
Assets Designated to the Closed Block
Investments:
Fixed maturity securities AFS, at estimated fair value	18,958	19,939
Equity securities, at estimated fair value	11	10
Mortgage loans	5,720	6,151
Policy loans	3,829	3,960
Real estate and REJV	659	668
Other invested assets	512	496
Total investments	29,689	31,224
Cash and cash equivalents	930	717
Accrued investment income	367	383
Premiums, reinsurance and other receivables	45	54
Current income tax recoverable	—	3
Deferred income tax asset	470	312
Total assets designated to the closed block	31,501	32,693
Excess of closed block liabilities over assets designated to the closed block	4,863	4,610
AOCI:
Unrealized investment gains (losses), net of income tax	(1,256)	(820)
Unrealized gains (losses) on derivatives, net of income tax	183	130
Total amounts included in AOCI	(1,073)	(690)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,790	$3,920
Information regarding the closed block policyholder dividend obligation was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$—	$—	$1,682
Change in unrealized investment and derivative gains (losses)	—	—	(1,682)
Balance at December 31,	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Revenues
Premiums	$874	$922	$1,104
Net investment income	1,362	1,362	1,382
Net investment gains (losses)	(28)	7	(51)
Net derivative gains (losses)	15	—	33
Total revenues	2,223	2,291	2,468
Expenses
Policyholder benefits and claims	1,621	1,706	1,890
Policyholder dividends	354	366	458
Other expenses	82	86	90
Total expenses	2,057	2,158	2,438
Revenues, net of expenses before provision for income tax expense (benefit)	166	133	30
Provision for income tax expense (benefit)	36	28	6
Revenues, net of expenses and provision for income tax expense (benefit)	$130	$105	$24
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
The recognition of income on certain investments (e.g. structured securities, including mortgage-backed securities, ABS & CLO, certain structured investment transactions and FVO securities) is dependent upon certain factors such as prepayments and defaults, and changes in such factors could result in changes in amounts to be earned.
Fixed Maturity Securities AFS
Fixed Maturity Securities AFS by Sector
The following table presents fixed maturity securities AFS by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. RMBS includes agency, prime, prime investor, non-qualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans, broadly syndicated bank loans, and other assets. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,
	2024					2023
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss	Gains	Losses			Allowance for Credit Loss	Gains	Losses
	(In millions)
U.S. corporate	$86,315	$(59)	$1,331	$8,213	$79,374	$85,563	$(68)	$1,894	$6,672	$80,717
Foreign corporate	58,646	(18)	1,478	6,347	53,759	59,123	(2)	1,750	5,427	55,444
Foreign government	44,377	(57)	1,256	5,326	40,250	48,260	(88)	1,754	4,437	45,489
RMBS	37,085	(1)	314	2,977	34,421	31,479	(1)	353	2,735	29,096
U.S. government and agency	38,963	—	179	5,714	33,428	35,374	—	590	3,712	32,252
ABS & CLO	20,973	(9)	153	526	20,591	17,910	(7)	54	663	17,294
Municipals	11,205	—	166	1,498	9,873	11,991	—	408	1,228	11,171
CMBS	9,857	(16)	104	598	9,347	10,855	(18)	73	961	9,949
Total fixed maturity securities AFS	$307,421	$(160)	$4,981	$31,199	$281,043	$300,555	$(184)	$6,876	$25,835	$281,412
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
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2024:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$10,989	$49,265	$52,614	$126,504	$67,889	$307,261
Estimated fair value	$10,987	$48,816	$50,454	$106,427	$64,359	$281,043
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

	December 31,
	2024				2023
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$17,222	$1,586	$35,940	$6,599	$4,722	$420	$45,373	$6,208
Foreign corporate	10,516	709	24,454	5,625	3,210	187	32,355	5,240
Foreign government	6,462	581	16,338	4,740	3,913	246	19,715	4,187
RMBS	10,152	358	13,922	2,619	3,465	60	17,128	2,675
U.S. government and agency	9,337	687	14,082	5,027	7,856	368	13,960	3,344
ABS & CLO	2,840	88	5,831	436	1,662	31	11,438	629
Municipals	2,012	226	4,621	1,272	483	34	5,449	1,194
CMBS	1,272	39	4,788	559	1,034	36	6,671	917
Total fixed maturity securities AFS	$59,813	$4,274	$119,976	$26,877	$26,345	$1,382	$152,089	$24,394
Investment grade	$56,946	$4,132	$116,072	$26,325	$24,834	$1,287	$146,138	$23,675
Below investment grade	2,867	142	3,904	552	1,511	95	5,951	719
Total fixed maturity securities AFS	$59,813	$4,274	$119,976	$26,877	$26,345	$1,382	$152,089	$24,394
Total number of securities in an unrealized loss position	7,220		10,468		2,922		13,049
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
•When determining collectability and the period over which value is expected to recover, the Company applies considerations utilized in its overall credit loss evaluation process which incorporates information regarding the specific security, fundamentals of the industry and geographic area in which the security issuer operates, and overall macroeconomic conditions. Projected future cash flows are estimated using assumptions derived from management’s single best estimate, the most likely outcome in a range of possible outcomes, after giving consideration to a variety of variables that include, but are not limited to: payment terms of the security, the likelihood that the issuer can service the interest and principal payments, the quality and amount of any credit enhancements, the security’s position within the capital structure of the issuer, possible corporate restructurings or asset sales by the issuer, any private and public sector programs to restructure foreign government securities and municipals, and changes to the rating of the security or the issuer by rating agencies.
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
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $5.4 billion for the year ended December 31, 2024 to $31.2 billion primarily due to an increase in interest rates and the impact of weakening foreign currencies on certain non-functional currency denominated fixed maturity securities.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2024 relate to investment grade securities. These unrealized losses are principally due to narrowing credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2024, $552 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications, and finance sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
At December 31, 2024, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2024.
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

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2024	(In millions)
Balance at January 1,	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	41	19	—	—	—	—	60
Changes for securities with previously recorded ACL	9	—	(6)	—	2	4	9
Securities sold or exchanged	(59)	(3)	(25)	—	—	(6)	(93)
Balance at December 31,	$59	$18	$57	$1	$9	$16	$160

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
Year Ended December 31, 2023	(In millions)
Balance at January 1,	$29	$5	$130	$—	$—	$19	$183
ACL not previously recorded	36	—	—	2	7	2	47
Changes for securities with previously recorded ACL	7	—	(23)	(1)	—	8	(9)
Securities sold or exchanged	(4)	(3)	(19)	—	—	(11)	(37)
Balance at December 31,	$68	$2	$88	$1	$7	$18	$184
Equity Securities
The following table presents equity securities by security type:

	December 31,
	2024			2023
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
		(In millions)
Common stock (2)	$451	$167	$618	$424	$239	$663
Non-redeemable preferred stock	93	1	94	90	4	94
Total	$544	$168	$712	$514	$243	$757
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds). FVO securities includes fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,
	2024			2023
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,398	$1,699	$9,097	$7,770	$1,112	$8,882
FVO securities	886	689	1,575	972	477	1,449
Total	$8,284	$2,388	$10,672	$8,742	$1,589	$10,331
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2024		2023
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$56,310	63.3%	$60,326	65.2%
Agricultural	19,313	21.7	19,805	21.4
Residential	14,189	15.9	13,096	14.2
Total amortized cost	89,812	100.9	93,227	100.8
ACL	(800)	(0.9)	(721)	(0.8)
Total mortgage loans	$89,012	100.0%	$92,506	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) and the related ACL of $77 million, with the corresponding mortgage loan secured financing liability of $7.5 billion included in other liabilities on the consolidated balance sheet at December 31, 2024. The consolidated balance sheet at December 31, 2023 includes certain mortgage loans originated for third parties of $8.5 billion at amortized cost ($8.2 billion commercial and $246 million agricultural) and the related ACL of $73 million, with the corresponding mortgage loan secured financing liability of $8.5 billion included in other liabilities. The investment income on these mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability was $355 million and $408 million for the years ended December 31, 2024 and 2023, respectively, and recorded in investment income and investment expenses, within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($879) million and ($736) million at December 31, 2024 and 2023, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $249 million, $199 million, and $117 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2023 was $277 million, $204 million and $95 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $2.2 billion, $1.5 billion and $3.1 billion for the years ended December 31, 2024, 2023 and 2022, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, were $168 million, $254 million and $0 for the years ended December 31, 2024, 2023 and 2022, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
For the years ended December 31, 2024, 2023 and 2022, the Company contributed commercial mortgage loans with an amortized cost of $218 million, $15 million and $489 million, respectively, to REJVs which subsequently completed foreclosure on those mortgage loans.
For the year ended December 31, 2024, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $61 million.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Years Ended December 31,
	2024				2023				2022
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$367	$172	$182	$721	$218	$119	$190	$527	$340	$88	$206	$634
Provision (release) (1)	198	34	(3)	229	168	89	(8)	249	(2)	53	(8)	43
Charge-offs, net of recoveries	(28)	(122)	—	(150)	(19)	(36)	—	(55)	(120)	(22)	(8)	(150)
Balance at December 31,	$537	$84	$179	$800	$367	$172	$182	$721	$218	$119	$190	$527
__________________
(1)Includes releases totaling $58 million for the year ended December 31, 2024 related to discounted payoff losses on commercial mortgage loans reclassified to realized gains (losses) on investments sold or disposed.
The gross charge-offs of mortgage loans by origination year and portfolio segment for the year ended December 31, 2024 is as follows:

	2024	2023	2022	2021	2020	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$5	$23	$28
Agricultural	—	—	—	16	29	77	122
Total	$—	$—	$—	$16	$34	$100	$150
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Commercial and Agricultural Mortgage Loan Portfolio Segments
Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. The Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for such loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
These mortgage loan modifications are summarized as follows:

	Years Ended December 31,
	2024			2023
	Maturity Extension (1)	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$641	2 years	1.1%	$522	Less than one year	1.0%
__________________
(1)Includes commercial mortgage loans with an amortized cost of $206 million that received interest rate reductions from 7.6% to 6.5% in addition to maturity extensions.
For the years ended December 31, 2024 and 2023, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties and still outstanding were current. For the year ended December 31, 2024, commercial mortgage loans with an amortized cost of $182 million, which were previously extended, became delinquent and foreclosed within 12 months of modification.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$3,094	$2,276	$2,675	$3,102	$1,193	$12,422	$2,440	$27,202	48.3%
65% to 75%	788	487	3,714	1,789	306	4,473	—	11,557	20.5
76% to 80%	206	4	250	347	427	2,304	—	3,538	6.3
Greater than 80%	127	116	1,302	1,512	1,558	9,398	—	14,013	24.9
Total	$4,215	$2,883	$7,941	$6,750	$3,484	$28,597	$2,440	$56,310	100.0%
DSCR:
> 1.20x	$3,284	$1,960	$6,841	$6,018	$3,256	$24,755	$2,440	$48,554	86.2%
1.00x - 1.20x	438	591	540	633	190	1,949	—	4,341	7.7
<1.00x	493	332	560	99	38	1,893	—	3,415	6.1
Total	$4,215	$2,883	$7,941	$6,750	$3,484	$28,597	$2,440	$56,310	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$703	$1,202	$2,557	$2,569	$2,486	$6,938	$1,448	$17,903	92.7%
65% to 75%	47	60	232	321	113	511	22	1,306	6.8
76% to 80%	—	—	24	—	5	—	9	38	0.2
Greater than 80%	—	—	—	—	14	51	1	66	0.3
Total	$750	$1,262	$2,813	$2,890	$2,618	$7,500	$1,480	$19,313	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2024:

Credit Quality Indicator	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,398	$881	$2,414	$1,809	$313	$6,910	$—	$13,725	96.7%
Nonperforming (1)	15	45	86	29	17	272	—	464	3.3
Total	$1,413	$926	$2,500	$1,838	$330	$7,182	$—	$14,189	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $140 million at both December 31, 2024 and 2023.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% and 99% of all mortgage loans classified as performing at December 31, 2024 and 2023, respectively. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Commercial	$773	$75	$—	$3	$1,123	$427
Agricultural	341	40	262	—	89	206
Residential	464	418	18	16	446	402
Total	$1,578	$533	$280	$19	$1,658	$1,035
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,283	$4,446	$341	$366	$392
Other real estate	650	507	291	297	252
REJV	8,409	8,379	(192)	(225)	556
Total real estate and REJV	$13,342	$13,332	$440	$438	$1,200
Depreciation expense on real estate investments was $124 million, $112 million and $118 million for the years ended December 31, 2024, 2023 and 2022, respectively. Real estate investments were net of accumulated depreciation of $1.0 billion and $952 million at December 31, 2024 and 2023, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,		Years Ended December 31,
	2024	2023	2024	2023	2022
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,138	$2,221	$206	$228	$183
Retail	766	753	45	47	60
Apartment	596	641	46	47	56
Land	522	564	24	24	26
Industrial	190	200	15	15	62
Hotel	71	67	5	5	5
Total leased real estate investments	$4,283	$4,446	$341	$366	$392
Future contractual receipts under operating leases at December 31, 2024 were $254 million in 2025, $196 million in 2026, $160 million in 2027, $138 million in 2028, $111 million in 2029, $817 million thereafter and, in total, were $1.7 billion.
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 12), direct financing and leveraged leases (see Note 1), annuities funding structured settlement claims (see Note 1), operating joint ventures (see Note 1), COLI (see Note 1), tax credit and renewable energy partnerships (see Note 1) and FHLBNY common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”).
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the consolidated balance sheets, was $714 million and $1.0 billion at December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, income tax credits and other income tax benefits of $149 million and amortized expense of $134 million were recognized net as a component of income tax expense in the Company’s consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.9 billion and $10.8 billion, at estimated fair value, at December 31, 2024 and 2023, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	December 31,
	2024	2023
	(In millions)
Japan	$18,886	$22,606
South Korea	$6,078	$6,411
Mexico	$3,468	$3,778
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,
	2024			2023
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,119	$11,404	$11,202	$10,510	$10,788	$10,553
Repurchase agreements	$3,019	$2,975	$2,925	$3,029	$2,975	$2,913
__________________
(1)These securities were included within fixed maturity securities AFS at December 31, 2024 and within fixed maturity securities AFS and short-term investments and cash equivalents at December 31, 2023.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2024					2023
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$2,987	$4,986	$2,089	$—	$10,062	$1,393	$4,106	$3,919	$—	$9,418
Foreign government	—	677	493	—	1,170	—	483	624	—	1,107
Agency RMBS	—	108	64	—	172	—	88	175	—	263
Total	$2,987	$5,771	$2,646	$—	$11,404	$1,393	$4,677	$4,718	$—	$10,788
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	December 31,
	2024	2023
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,515	$1,596
Invested assets held in trust (external reinsurance agreements) (1)	1,255	941
Invested assets pledged as collateral (2)	27,125	26,017
Total invested assets on deposit, held in trust and pledged as collateral	$29,895	$28,554
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.9 billion and $2.0 billion at December 31, 2024 and 2023, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5), derivative transactions (see Note 12), secured debt and short-term debt related to repurchase agreements (see Note 16), and a collateral financing arrangement (see Note 17).
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 10 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $699 million and $714 million, at redemption value, at December 31, 2024 and 2023, respectively.
Collectively Significant Equity Method Investments
The Company held equity method investments of $24.9 billion at December 31, 2024, comprised primarily of OLPI (private equity funds and hedge funds), REJV and real estate funds, tax equity and renewable energy partnerships and operating joint ventures. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $5.8 billion of unfunded commitments at December 31, 2024.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2024 and 2022.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.3 trillion and $1.2 trillion at December 31, 2024 and 2023, respectively. Aggregate total liabilities of these entities totaled $154.1 billion and $148.0 billion at December 31, 2024 and 2023, respectively. Aggregate net income (loss) of these entities totaled $63.7 billion, $32.8 billion and ($11.8) billion for the years ended December 31, 2024, 2023 and 2022, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).
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
The following table presents the total assets and total liabilities relating to investment related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	December 31,
	2024		2023
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$635	$143	$282	$1
Renewable energy partnership (primarily other invested assets)	57	—	64	—
Total	$692	$143	$346	$1
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	December 31,
	2024		2023
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$60,386	$60,386	$54,182	$54,182
OLPI	13,529	17,991	14,034	19,591
Other invested assets	1,085	1,242	1,206	1,275
Other investments (REJV, FVO securities and mortgage loans)	1,660	1,701	1,039	1,055
Total	$76,660	$81,320	$70,461	$76,103
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
(2)For variable interests in Structured Products included within fixed maturity securities AFS, the Company’s involvement is limited to that of a passive investor in mortgage-backed or asset-backed securities generally issued by trusts that do not have substantial equity.
In connection with the reinsurance transaction with subsidiaries of Global Atlantic, collateral securing the reinsurance transaction was transferred to trusts that do not have substantial equity. The Company does not have a carrying amount related to the trusts but does manage a portion of the invested assets. For managing these assets, the Company will receive an investment management fee which represents a variable interest. The Company’s maximum exposure to loss is limited to the investment management fee revenue that has been earned but not yet received. See Note 9 for further information on this reinsurance transaction.
As described in Note 24, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for each of the years ended December 31, 2024, 2023 and 2022.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2024	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$13,598	$12,990	$11,490
Equity securities	23	32	36
FVO securities	205	188	(127)
Mortgage loans (1)	4,734	4,761	3,539
Policy loans	453	471	460
Real estate and REJV	440	438	1,200
OLPI (1)	965	454	858
Cash, cash equivalents and short-term investments (1)	1,122	1,011	358
Operating joint ventures	175	38	51
Other	715	604	633
Subtotal investment income	22,430	20,987	18,498
Less: Investment expenses	2,248	2,262	1,284
Subtotal, net	20,182	18,725	17,214
Unit-linked investments	1,091	1,183	(1,298)
Net investment income	$21,273	$19,908	$15,916

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$270	$207	$155
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	931	1,168	(1,586)
Net realized and unrealized gains (losses) recognized in net investment income	$1,201	$1,375	$(1,431)

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$925	$1,119	$(1,286)

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$988	$151	$1,305
__________________
(1)Includes net investment income related to invested assets and cash and cash equivalents that are subject to ceded reinsurance with third parties.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Years Ended December 31,
Asset Type	2024	2023	2022
	(In millions)
Fixed maturity securities AFS (1)	$(731)	$(2,471)	$(1,912)
Equity securities	(18)	81	(133)
Mortgage loans (1)	(289)	(270)	21
Real estate and REJV (excluding changes in estimated fair value)	245	69	653
OLPI (excluding changes in estimated fair value) (2)	(55)	12	53
Other gains (losses)	(3)	(158)	178
Subtotal	(851)	(2,737)	(1,140)
Change in estimated fair value of OLPI and REJV	4	(6)	(14)
Non-investment portfolio gains (losses)	(337)	(81)	(106)
Subtotal	(333)	(87)	(120)
Net investment gains (losses)	$(1,184)	$(2,824)	$(1,260)

Transaction Type
Realized gains (losses) on investments sold or disposed (1), (2)	$(436)	$(1,028)	$(880)
Impairment (losses) (1)	(101)	(1,498)	(40)
Recognized gains (losses):
Change in ACL recognized in earnings	(248)	(271)	(134)
Unrealized net gains (losses) recognized in earnings	(62)	54	(100)
Total recognized gains (losses)	(310)	(217)	(234)
Non-investment portfolio gains (losses)	(337)	(81)	(106)
Net investment gains (losses)	$(1,184)	$(2,824)	$(1,260)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(39)	$22	$(89)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(3)	$(7)	$38
Gains (losses) on leveraged leases and renewable energy partnerships	$12	$24	$33

Foreign currency gains (losses)	$(79)	$52	$183

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(436)	$(1,028)	$(880)
Recognized in net investment income	270	207	155
Net realized investment gains (losses) from sales and disposals of investments	$(166)	$(821)	$(725)
__________________
(1)Includes a net loss of $1.2 billion during the year ended December 31, 2023 for investments disposed of in connection with a reinsurance transaction. The net loss was comprised of ($1.3) billion of impairments and $95 million of realized gains on disposal for fixed maturity securities AFS, ($56) million of adjustments to mortgage loans, reflected as

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
impairments, (calculated at lower of amortized cost or estimated fair value), and ($2) million of realized losses on disposal for mortgage loans. See Note 9 for further information on this reinsurance transaction.
(2)Includes a net loss of $46 million during the year ended December 31, 2024 for private equity investments sold. For the year ended December 31, 2024, the Company sold $798 million in portfolios of investments to a fund for proceeds of $752 million in cash and receivables secured by the value of the fund. The Company’s institutional investment management business has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2024	2023	2022
	(In millions)
Proceeds	$28,690	$40,625	$67,754
Gross investment gains	$489	$563	$935
Gross investment (losses)	(1,178)	(1,732)	(2,704)
Realized gains (losses) on sales and disposals	(689)	(1,169)	(1,769)
Net credit loss (provision) release (change in ACL recognized in earnings)	23	(2)	(103)
Impairment (losses)	(65)	(1,300)	(40)
Net credit loss (provision) release and impairment (losses)	(42)	(1,302)	(143)
Net investment gains (losses)	$(731)	$(2,471)	$(1,912)

Equity Securities
Realized gains (losses) on sales and disposals	$47	$21	$(47)
Unrealized net gains (losses) recognized in earnings	(65)	60	(86)
Net investment gains (losses)	$(18)	$81	$(133)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
In exchange-traded interest rate (Treasury and swap) futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different classes of interest rate securities, to post variation margin on a daily basis in an amount equal to the difference in the daily market values of those contracts and to pledge initial margin based on futures exchange requirements. The Company enters into exchange-traded futures with regulated futures commission merchants that are members of the exchange. Exchange-traded interest rate (Treasury and swap) futures are used primarily to hedge (i) mismatches between the duration of assets in a portfolio and the duration of liabilities supported by those assets, (ii) against changes in value of securities the Company owns or anticipates acquiring, (iii) against changes in interest rates on anticipated liability issuances by replicating Treasury or swap curve performance, and (iv) minimum guarantees embedded in certain variable annuity products issued by the Company. The Company utilizes exchange-traded interest rate futures in nonqualifying hedging relationships.
Swaptions are used by the Company to hedge interest rate risk associated with the Company’s long-term liabilities and invested assets. A swaption is an option to enter into a swap with a forward starting effective date. In certain instances, the Company locks in the economic impact of existing purchased swaptions by entering into offsetting written swaptions. The Company pays a premium for purchased swaptions and receives a premium for written swaptions. In certain instances, the Company may enter into a combination of transactions to hedge changes in interest rates within a pre-determined range through the purchase and sale of options. The Company utilizes swaptions in nonqualifying hedging relationships. Swaptions are included in interest rate options.
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
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products issued by the Company. To hedge against changes in equity indices, the Company enters into contracts to sell the underlying equity index within a limited time at a contracted price. The contracts will be net settled in cash based on differentials in the indices at the time of exercise and the strike price. Certain of these contracts may also contain settlement provisions linked to interest rates. In certain instances, the Company may enter into a combination of transactions to hedge changes in equity indices within a pre-determined range through the purchase and sale of options. The Company utilizes equity index options in nonqualifying hedging relationships.
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
Other Derivatives
Longevity swaps are used by the Company primarily to mitigate risks associated with life expectancy and unanticipated changes in mortality rates. The Company utilizes longevity swaps in nonqualifying hedging relationships.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2024			2023
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,188	$1,018	$666	$4,550	$1,257	$535
Foreign currency swaps	Foreign currency exchange rate	1,454	33	67	1,475	55	—
Foreign currency forwards	Foreign currency exchange rate	150	—	41	450	—	65
Subtotal		6,792	1,051	774	6,475	1,312	600
Cash flow hedges:
Interest rate swaps	Interest rate	4,154	—	359	4,156	1	265
Interest rate forwards	Interest rate	4,901	56	880	6,115	51	938
Foreign currency swaps	Foreign currency exchange rate	45,879	2,858	1,877	43,906	2,457	1,509
Subtotal		54,934	2,914	3,116	54,177	2,509	2,712
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	1,553	42	—	503	—	8
Currency options	Foreign currency exchange rate	3,000	536	—	3,000	394	—
Subtotal		4,553	578	—	3,503	394	8
Total qualifying hedges		66,279	4,543	3,890	64,155	4,215	3,320
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	29,238	1,414	1,263	29,801	1,497	1,102
Interest rate floors	Interest rate	6,169	38	—	15,321	41	—
Interest rate caps	Interest rate	17,998	133	1	30,016	373	—
Interest rate futures	Interest rate	1,667	1	1	1,243	1	5
Interest rate options	Interest rate	34,939	210	217	43,926	385	103
Interest rate forwards	Interest rate	3,128	135	77	2,383	69	36
Synthetic GICs	Interest rate	49,599	—	—	49,066	—	—
Foreign currency swaps	Foreign currency exchange rate	10,708	1,192	190	11,891	1,200	356
Foreign currency forwards	Foreign currency exchange rate	13,471	47	1,277	14,128	310	806
Currency futures	Foreign currency exchange rate	301	1	—	314	2	—
Currency options	Foreign currency exchange rate	—	—	—	50	—	—
Credit default swaps — purchased	Credit	2,791	14	67	2,877	3	79
Credit default swaps — written	Credit	11,764	201	5	12,468	233	5
Equity futures	Equity market	1,840	9	6	2,163	8	11
Equity index options	Equity market	12,743	233	253	19,421	399	255
Equity variance swaps	Equity market	114	—	3	99	—	2
Equity total return swaps	Equity market	1,799	41	9	1,912	1	218
Longevity swaps	Longevity	1,000	—	—	—	—	—
Total non-designated or nonqualifying derivatives		199,269	3,669	3,369	237,079	4,522	2,978
Total		$265,548	$8,212	$7,259	$301,234	$8,737	$6,298
Included in the table above, the Company uses various OTC and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	December 31, 2024			December 31, 2023
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,913	$11	$768	$9,096	$13	$663
Foreign currency exchange rate	378	—	2	716	22	2
Equity market	4,294	132	113	5,189	77	373
	$13,585	$143	$883	$15,001	$112	$1,038
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($476) million and ($596) million for the years ended December 31, 2024 and 2023, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either December 31, 2024 or 2023. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(176)	$(59)	$—	N/A
Hedged items	—	—	N/A	150	54	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	(44)	N/A	—	(90)	—	N/A
Hedged items	(1)	32	N/A	—	90	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(6)	N/A	—	—	—	N/A
Subtotal	1	(18)	N/A	(26)	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(474)
Amount of gains (losses) reclassified from AOCI into income	33	(5)	—	—	—	—	(28)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(95)
Amount of gains (losses) reclassified from AOCI into income	4	(794)	—	—	—	1	789
Foreign currency transaction gains (losses) on hedged items	—	789	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	37	(9)	—	—	—	1	191
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	395
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	31
Subtotal	N/A	—	N/A	N/A	N/A	N/A	426
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(794)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(1,328)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	3	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	47	N/A	N/A	N/A	N/A
Equity derivatives (1)	(56)	N/A	(519)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	177	N/A	N/A	N/A	N/A
Subtotal	(56)	N/A	(2,414)	N/A	N/A	N/A	N/A
Earned income on derivatives	196	—	629	(11)	(180)	—	—
Synthetic GICs	N/A	N/A	76	N/A	N/A	N/A	N/A
Embedded derivatives — ceded reinsurance	N/A	N/A	110	N/A	N/A	N/A	N/A
Embedded derivatives — other	N/A	N/A	(24)	N/A	N/A	N/A	N/A
Total	$178	$(27)	$(1,623)	$(37)	$(185)	$1	$617

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	Year Ended December 31, 2022
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$9	$—	N/A	$(959)	$(254)	$—	N/A
Hedged items	(9)	—	N/A	905	249	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	109	(220)	N/A	—	—	—	N/A
Hedged items	(110)	217	N/A	—	—	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	46	N/A	—	—	—	N/A
Subtotal	(1)	43	N/A	(54)	(5)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(2,367)
Amount of gains (losses) reclassified from AOCI into income	59	41	—	—	—	4	(104)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	1,784
Amount of gains (losses) reclassified from AOCI into income	6	(609)	—	—	—	1	602
Foreign currency transaction gains (losses) on hedged items	—	587	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	65	19	—	—	—	5	(85)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	85
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	47
Subtotal	N/A	—	N/A	N/A	N/A	N/A	132
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	3	N/A	(3,967)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	2	N/A	(372)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	75	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(92)	N/A	N/A	N/A	N/A
Equity derivatives (1)	45	N/A	673	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	282	N/A	N/A	N/A	N/A
Subtotal	50	N/A	(3,401)	N/A	N/A	N/A	N/A
Earned income on derivatives	376	—	1,029	112	(120)	—	—
Synthetic GICs	N/A	N/A	—	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	121	N/A	N/A	N/A	N/A
Total	$490	$62	$(2,251)	$58	$(125)	$5	$47
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(In millions)
Fixed maturity securities AFS	$241	$454	$—	$3
Mortgage loans	$130	$359	$(1)	$(11)
FPBs	$(2,583)	$(2,863)	$359	$191
PABs	$(2,170)	$(1,911)	$223	$25
__________________
(1)Includes ($91) million and ($111) million of hedging adjustments on discontinued hedging relationships at December 31, 2024 and 2023, respectively.
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
Cash Flow Hedges
The Company designates and accounts for the following as cash flow hedges when they have met the requirements of cash flow hedging: (i) interest rate swaps to convert floating rate assets and liabilities to fixed rate assets and liabilities, (ii) foreign currency swaps to hedge the foreign currency cash flow exposure of foreign currency denominated assets and liabilities, (iii) interest rate forwards and credit forwards to lock in the price to be paid for forward purchases of investments, and (iv) interest rate swaps and interest rate forwards to hedge the forecasted purchases of fixed rate investments.
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $4 million, $31 million and $30 million for the years ended December 31, 2024, 2023 and 2022, respectively.
At December 31, 2024 and 2023, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years and five years, respectively.
At December 31, 2024 and 2023, the balance in AOCI associated with cash flow hedges was $357 million and $166 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2024, the Company expected to reclassify ($18) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
At December 31, 2024 and 2023, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.1 billion and $681 million, respectively. At December 31, 2024 and 2023, the carrying amount of debt designated as a non-derivative hedging instrument was $267 million and $298 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2024			2023
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$72	1.9	$2	$150	1.6
Credit default swaps referencing indices	72	4,126	2.2	80	3,830	2.7
Subtotal	73	4,198	2.2	82	3,980	2.6
Baa
Single name credit default swaps (3)	1	102	1.6	1	99	2.1
Credit default swaps referencing indices	111	7,263	4.1	145	8,188	5.4
Subtotal	112	7,365	4.1	146	8,287	5.3
Ba
Single name credit default swaps (3)	—	17	1.1	—	17	2.1
Credit default swaps referencing indices	2	25	2.0	2	25	3.0
Subtotal	2	42	1.6	2	42	2.6
B
Credit default swaps referencing indices	10	144	3.7	2	129	5.0
Subtotal	10	144	3.7	2	129	5.0
Caa
Credit default swaps referencing indices	(1)	15	2.0	(4)	30	2.5
Subtotal	(1)	15	2.0	(4)	30	2.5
Total	$196	$11,764	3.4	$228	$12,468	4.5
__________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Inc. (“Moody’s”), S&P and Fitch Ratings Inc. If no rating is available from a rating agency, then an internally developed rating is used.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2024		2023
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,224	$6,966	$8,749	$6,014
OTC-cleared (1)	135	299	158	277
Exchange-traded	11	7	11	16
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	8,370	7,272	8,918	6,307
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,633)	(3,633)	(3,568)	(3,568)
OTC-cleared	(5)	(5)	(5)	(5)
Exchange-traded	(1)	(1)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(2,597)	—	(3,448)	—
OTC-cleared	(126)	(289)	(150)	(239)
Exchange-traded	—	(6)	—	(5)
Securities collateral: (5)
OTC-bilateral	(1,955)	(3,325)	(1,563)	(2,427)
OTC-cleared	—	(4)	—	(33)
Exchange-traded	—	—	—	(10)
Net amount after application of master netting agreements and collateral	$53	$9	$183	$19
__________________
(1)At December 31, 2024 and 2023, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $158 million and $181 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $13 million and $9 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2024 and 2023, the Company received excess cash collateral of $26 million and $163 million, respectively, and provided excess cash collateral of $86 million and $98 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2024, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2024 and 2023, the Company received excess securities collateral with an estimated fair value of $410 million and $298 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2024 and 2023, the Company provided excess securities collateral with an estimated fair value of $1.2 billion and $1.5 billion, respectively, for its OTC-bilateral derivatives, $835 million and $945 million, respectively, for its OTC-cleared derivatives, and $148 million and $137 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. Substantially all of the Company’s netting agreements for derivatives contain provisions that require both the Company and the counterparty to maintain a specific investment grade credit rating from each of Moody’s and S&P. If a party’s credit or financial strength rating, as applicable, were to fall below that specific investment grade credit rating, that party would be in violation of these provisions, and the other party to the derivatives could terminate the transactions and demand immediate settlement payment based on such party’s reasonable valuation of the derivatives. A small number of these arrangements also include credit-contingent provisions that include a threshold above which collateral must be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the credit ratings of MetLife, Inc. and/or the counterparty. At December 31, 2024, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	December 31,
	2024			2023
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,213	$120	$3,333	$2,443	$4	$2,447
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,829	$124	$3,953	$3,011	$6	$3,017
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2024	2023
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance	Other liabilities	$(163)	$(70)
Fixed annuities with equity indexed returns	PABs	172	163
Total		$9	$93
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
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,333	$12,041	$79,374
Foreign corporate	—	39,295	14,464	53,759
Foreign government	—	40,209	41	40,250
RMBS	—	32,771	1,650	34,421
U.S. government and agency	16,675	16,753	—	33,428
ABS & CLO	—	14,755	5,836	20,591
Municipals	—	9,866	7	9,873
CMBS	—	8,194	1,153	9,347
Total fixed maturity securities AFS	16,675	229,176	35,192	281,043
Equity securities	415	61	236	712
Unit-linked and FVO securities (1)	7,306	2,176	1,190	10,672
Short-term investments (2)	4,127	702	5	4,834
Other investments	37	63	1,010	1,110
Derivative assets: (3)
Interest rate	1	3,004	—	3,005
Foreign currency exchange rate	1	4,694	14	4,709
Credit	—	215	—	215
Equity market	9	271	3	283
Total derivative assets	11	8,184	17	8,212
MRBs	—	—	372	372
Reinsured MRBs (4)	—	—	12	12
Separate account assets (5)	63,979	74,535	990	139,504
Total assets (6)	$92,550	$314,897	$39,024	$446,471
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,463	$—	$3,464
Foreign currency exchange rate	—	3,440	12	3,452
Credit	—	72	—	72
Equity market	6	265	—	271
Total derivative liabilities	7	7,240	12	7,259
Embedded derivatives within liability host contracts (7)	—	—	9	9
MRBs	—	—	2,581	2,581
Separate account liabilities (5)	—	2	—	2
Total liabilities	$7	$7,242	$2,602	$9,851

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

	December 31, 2023
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,003	$13,714	$80,717
Foreign corporate	—	40,813	14,631	55,444
Foreign government	—	45,438	51	45,489
RMBS	3	27,495	1,598	29,096
U.S. government and agency	15,327	16,925	—	32,252
ABS & CLO	—	15,191	2,103	17,294
Municipals	—	11,171	—	11,171
CMBS	—	9,099	850	9,949
Total fixed maturity securities AFS	15,330	233,135	32,947	281,412
Equity securities	429	79	249	757
Unit-linked and FVO securities (1)	7,520	1,708	1,103	10,331
Short-term investments (2)	5,103	667	27	5,797
Other investments	48	363	975	1,386
Derivative assets: (3)
Interest rate	1	3,674	—	3,675
Foreign currency exchange rate	2	4,393	23	4,418
Credit	—	228	8	236
Equity market	8	393	7	408
Total derivative assets	11	8,688	38	8,737
MRBs	—	—	286	286
Reinsured MRBs (4)	—	—	18	18
Separate account assets (5)	66,229	77,258	1,147	144,634
Total assets (6)	$94,670	$321,898	$36,790	$453,358
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$2,805	$174	$2,984
Foreign currency exchange rate	—	2,737	7	2,744
Credit	—	84	—	84
Equity market	11	475	—	486
Total derivative liabilities	16	6,101	181	6,298
Embedded derivatives within liability host contracts (7)	—	—	93	93
MRBs	—	—	3,179	3,179
Separate account liabilities (5)	4	4	—	8
Total liabilities	$20	$6,105	$3,453	$9,578
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both December 31, 2024 and 2023.
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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $50 million and $52 million at December 31, 2024 and 2023, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

Instrument		Level 2 Observable Inputs	Level 3 Unobservable Inputs
Fixed maturity securities AFS
U.S. corporate and Foreign corporate securities
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	illiquidity premium
	•	benchmark yields; spreads off benchmark yields; new issuances; issuer ratings	•	delta spread adjustments to reflect specific credit-related issues
	•	trades of identical or comparable securities; duration	•	credit spreads
	•	privately placed securities are valued using the additional key inputs:	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
• market yield curve; call provisions
		• observable prices and spreads for similar public or private securities that incorporate the credit quality and industry sector of the issuer	•	independent non-binding broker quotations
• delta spread adjustments to reflect specific credit-related issues
Foreign government securities, U.S. government and agency securities and Municipals
	Valuation Approaches: Principally the market approach.		Valuation Approaches: Principally the market approach.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	independent non-binding broker quotations
	•	benchmark U.S. Treasury yield or other yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	the spread off the U.S. Treasury yield curve for the identical security
	•	issuer ratings and issuer spreads; broker-dealer quotations	•	credit spreads
	•	comparable securities that are actively traded
Structured Products
	Valuation Approaches: Principally the market and income approaches.		Valuation Approaches: Principally the market and income approaches.
	Key Inputs:		Key Inputs:
	•	quoted prices in markets that are not active	•	credit spreads
	•	spreads for actively traded securities; spreads off benchmark yields	•	quoted prices in markets that are not active for identical or similar securities that are less liquid and based on lower levels of trading activity than securities classified in Level 2
	•	expected prepayment speeds and volumes
	•	current and forecasted loss severity; ratings; geographic region	•	independent non-binding broker quotations
	•	weighted average coupon and weighted average maturity	•	credit ratings
	•	average delinquency rates; DSCR
	•	credit ratings
	•	issuance-specific information, including, but not limited to:
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
• NAV
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

					December 31, 2024				December 31, 2023				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	47	-	126	92	4	-	131	93	Increase
	•	Market pricing	•	Quoted prices (4)	13	-	102	95	—	-	110	92	Increase
	•	Consensus pricing	•	Offered quotes (4)	47	-	100	96	86	-	102	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	—	-	128	95	—	-	112	93	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	4	-	113	97	3	-	101	93	Increase (5)
Derivatives
Interest rate	•	Present value techniques	•	Swap yield (6)	—	-	—	—	367	-	399	385	Increase (7)
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	131	-	230	222	185	-	399	193	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.75%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.14%	0%	-	100%	1.23%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.14%	-	20.10%	12.86%	0.39%	-	20.10%	8.72%	Decrease (9)
				Durations 11 - 20	0.39%	-	15%	6.05%	0.39%	-	15%	4.34%	Decrease (9)
				Durations 21 - 116	0.39%	-	15%	8.20%	0.10%	-	15%	4.59%	Decrease (9)
			•	Utilization rates	0.20%	-	22%	0.79%	0.20%	-	22%	0.44%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.77%	0%	-	20%	4.47%	(11)
			•	Long-term equity volatilities	14.23%	-	22.27%	18.77%	8.05%	-	21.85%	18.55%	Increase (12)
			•	Nonperformance risk spread	0.11%	-	1.46%	0.64%	0.38%	-	1.59%	0.73%	Decrease (13)
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
(8)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates result in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates result in a decrease (increase) in the estimated fair value of MRBs.
(9)Base lapse rates are adjusted at the contract level based on a comparison of the actuarially calculated guaranteed values and the current policyholder account value, as well as other factors, such as the applicability of any surrender charges. A dynamic lapse function reduces the base lapse rate when the guaranteed amount is greater than the account value as in the money contracts are less likely to lapse. Lapse rates are also generally assumed to be lower in periods when a surrender charge applies. For any given contract, lapse rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(10)The utilization rate assumption estimates the percentage of contractholders with GMIBs or a lifetime withdrawal benefit who will elect to utilize the benefit upon becoming eligible. The rates may vary by the type of guarantee, the amount by which the guaranteed amount is greater than the account value, the contract’s withdrawal history and by the age of the policyholder. For any given contract, utilization rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(11)The withdrawal rate represents the percentage of account balance that any given policyholder will elect to withdraw from the contract each year. The withdrawal rate assumption varies by age and duration of the contract, and also by other factors such as benefit type. For any given contract, withdrawal rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For GMWBs, any increase (decrease) in withdrawal rates results in an increase (decrease) in the estimated fair value of the guarantees. For GMABs and GMIBs, any increase (decrease) in withdrawal rates results in a decrease (increase) in the estimated fair value.
(12)Long-term equity volatilities represent equity volatility beyond the period for which observable equity volatilities are available. For any given contract, long-term equity volatility rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs.
(13)Nonperformance risk spread varies by duration and by currency. For any given contract, multiple nonperformance risk spreads will apply, depending on the duration of the cash flow being discounted for purposes of valuing the MRBs.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Balance, January 1, 2023	$24,401	$103	$4,269	$—	$259	$787
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(35)	2	(11)	—	9	138
Total realized/unrealized gains (losses) included in AOCI	1,413	(3)	33	—	—	—
Purchases (3)	4,896	13	757	—	2	205
Sales (3)	(2,112)	(12)	(707)	—	(21)	(19)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	249	4	322	—	—	1
Transfers out of Level 3 (4)	(467)	(56)	(112)	—	—	(9)
Balance, December 31, 2023	28,345	51	4,551	—	249	1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(143)	(1)	34	—	(32)	131
Total realized/unrealized gains (losses) included in AOCI	(1,177)	(2)	246	—	—	—
Purchases (3)	5,587	2	3,014	—	53	141
Sales (3)	(2,236)	(1)	(2,080)	—	(34)	(166)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	232	—	3,163	7	—	—
Transfers out of Level 3 (4)	(4,103)	(8)	(289)	—	—	(19)
Balance, December 31, 2024	$26,505	$41	$8,639	$7	$236	$1,190
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$(3)	$(38)	$27	$—	$11	$(131)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$(10)	$2	$10	$—	$—	$136
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (5)	$(82)	$(1)	$40	$—	$(48)	$135
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$(6,136)	$(13)	$(450)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$1,371	$(3)	$14	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024 (5)	$(1,189)	$(2)	$209	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2022:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(7)	$(38)	$29	$—	$16	$(133)
Total realized/unrealized gains (losses) included in AOCI	$(6,221)	$(13)	$(478)	$—	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Balance, January 1, 2023	$57	$926	$(170)	$(17)	$1,210
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	22	(39)	(36)	(60)
Total realized/unrealized gains (losses) included in AOCI	1	—	(5)	—	—
Purchases (3)	27	27	—	—	167
Sales (3)	(48)	—	—	—	(180)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	199	(40)	1
Transfers into Level 3 (4)	—	—	—	—	13
Transfers out of Level 3 (4)	(10)	—	(128)	—	(4)
Balance, December 31, 2023	27	975	(143)	(93)	1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	14	(23)	86	(51)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(31)	—	—
Purchases (3)	5	72	—	—	134
Sales (3)	(26)	(282)	—	—	(226)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	213	(2)	—
Transfers into Level 3 (4)	—	231	—	—	—
Transfers out of Level 3 (4)	—	—	(11)	—	(14)
Balance, December 31, 2024	$5	$1,010	$5	$(9)	$990
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2022 (5)	$—	$56	$325	$121	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$—	$23	$(39)	$(36)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (5)	$—	$13	$(15)	$86	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2022 (5)	$—	$—	$(459)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$—	$—	$(5)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024 (5)	$—	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2022:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$—	$57	$238	$121	$61
Total realized/unrealized gains (losses) included in AOCI	$—	$—	$(537)	$—	$—
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

	December 31,
	2024	2023
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,075	$474
Other invested assets (2)	$63	$63

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(217)	$(215)	$(13)
Other invested assets (2)	$—	$(136)	$—
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 11.
(2)The Company recognized an impairment loss for the year ended December 31, 2023 related to MetLife Malaysia. See Note 3.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude: cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e. time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,012	$—	$—	$84,217	$84,217
Policy loans	$8,545	$—	$—	$9,058	$9,058
Other invested assets	$1,202	$—	$704	$498	$1,202
Premiums, reinsurance and other receivables	$4,831	$—	$881	$3,917	$4,798
Other assets	$228	$—	$69	$167	$236
Liabilities
PABs	$139,882	$—	$—	$134,612	$134,612
Long-term debt	$15,080	$—	$14,498	$—	$14,498
Collateral financing arrangement	$476	$—	$—	$425	$425
Junior subordinated debt securities	$3,164	$—	$3,587	$—	$3,587
Other liabilities	$9,635	$—	$734	$8,570	$9,304
Separate account liabilities	$70,359	$—	$70,359	$—	$70,359

	December 31, 2023
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$92,506	$—	$—	$87,753	$87,753
Policy loans	$8,788	$—	$—	$9,516	$9,516
Other invested assets	$919	$—	$714	$205	$919
Premiums, reinsurance and other receivables	$5,182	$—	$791	$4,400	$5,191
Other assets	$268	$—	$82	$184	$266
Liabilities
PABs	$138,233	$—	$—	$134,025	$134,025
Long-term debt	$15,516	$—	$15,621	$—	$15,621
Collateral financing arrangement	$637	$—	$—	$551	$551
Junior subordinated debt securities	$3,161	$—	$3,552	$—	$3,552
Other liabilities	$10,556	$—	$609	$9,651	$10,260
Separate account liabilities	$75,705	$—	$75,705	$—	$75,705

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 13 years. The remaining lease terms for the subleases are less than one year to six years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2024	December 31, 2023
	(In millions)
ROU assets	$928	$1,061
Lease liabilities	$1,079	$1,231
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Operating lease cost	$226	$244	$246
Variable lease cost	52	52	45
Sublease income	(87)	(95)	(103)
Net lease cost	$191	$201	$188
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2024	December 31, 2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$244	$253
ROU assets obtained in exchange for new lease liabilities	$52	$242
Weighted-average remaining lease term	8 years	8 years
Weighted-average discount rate	4.4%	4.4%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases (continued)
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2024
(In millions)
2025	$231
2026	191
2027	186
2028	152
2029	106
Thereafter	428
Total undiscounted cash flows	1,294
Less: interest	215
Present value of lease liability	$1,079
See Notes 11 and 16 for information about the Company’s investments in leased real estate and financing lease obligations.
15. Goodwill
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Balance at January 1, 2022
Goodwill	$1,158	$912	$4,552	$977	$946	$1,567	$103	$10,215
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,552	977	946	887	103	9,535
Acquisitions	—	—	—	—	—	—	40	40
Effect of foreign currency translation and other	—	—	(243)	3	(38)	—	—	(278)
Balance at December 31, 2022
Goodwill	1,158	912	4,309	980	908	1,567	143	9,977
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,309	980	908	887	143	9,297
Acquisitions	—	—	—	—	—	—	30	30
Effect of foreign currency translation and other	—	—	(95)	(4)	8	—	—	(91)
Balance at December 31, 2023
Goodwill	1,158	912	4,214	976	916	1,567	173	9,916
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	1,158	912	4,214	976	916	887	173	9,236
Dispositions	—	—	—	—	—	—	(26)	(26)
Effect of foreign currency translation and other	—	—	(167)	(120)	(21)	—	(1)	(309)
Balance at December 31, 2024
Goodwill	1,158	912	4,047	856	895	1,567	146	9,581
Accumulated impairment	—	—	—	—	—	(680)	—	(680)
Total goodwill, net	$1,158	$912	$4,047	$856	$895	$887	$146	$8,901

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
							2024			2023
	Interest Rates (1)			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Senior notes	0.50%	-	6.50%	2025	-	2059	$14,530	$(99)	$14,431	$14,622	$(106)	$14,516
Surplus notes	7.80%	-	7.80%	2025			250	—	250	507	—	507
Other notes	5.58%	-	8.39%	2027	-	2028	401	(2)	399	495	(2)	493
Financing lease obligations							6	—	6	32	—	32
Total long-term debt							15,187	(101)	15,086	15,656	(108)	15,548
Total short-term debt							465	—	465	119	—	119
Total							$15,652	$(101)	$15,551	$15,775	$(108)	$15,667
__________________
(1)Range of interest rates are for the year ended December 31, 2024.
The aggregate maturities of long-term debt at December 31, 2024 for the next five years and thereafter are $1.3 billion in 2025, $162 million in 2026, $52 million in 2027, $349 million in 2028, $457 million in 2029 and $12.8 billion thereafter.
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
Certain of the Company’s debt instruments and committed facilities, as well as its $3.0 billion unsecured revolving credit facility (the “Credit Facility”), contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2024.
Senior Notes
In June and September 2024, MetLife, Inc. issued $500 million and $250 million, respectively, of senior notes due December 2034, which form a single series and bear interest at a fixed rate of 5.300%, payable semi-annually. In connection with the June and September issuances, MetLife, Inc. incurred $4 million and $2 million, respectively, of related costs, which in each case will be amortized over the term of the applicable senior notes.
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
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2024	2023
	(Dollars in millions)
Short-term debt (1), (2)	$465	$119
Average daily balance	$270	$142
Average days outstanding	82 days	65 days
__________________
(1)Includes $465 million and $115 million at December 31, 2024 and 2023, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
(2)Includes $133 million and $0 at December 31, 2024 and 2023, respectively, of short-term debt related to VIEs.
For the years ended December 31, 2024, 2023 and 2022, the weighted average interest rate on short-term debt was 6.65%, 8.63% and 5.23%, respectively.
Interest Expense
Interest expense included in other expenses was $738 million, $740 million and $655 million for the years ended December 31, 2024, 2023 and 2022, respectively. Such amounts do not include interest expense on long-term debt related to the collateral financing arrangement or junior subordinated debt securities. See Notes 17 and 18.
Credit and Committed Facilities
At December 31, 2024, the Company maintained the Credit Facility, as well as certain committed facilities aggregating $3.2 billion (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt (continued)
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $7 million, $6 million and $8 million for the years ended December 31, 2024, 2023 and 2022, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2024 was as follows:

Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2028	(1)	$3,000	$297	$—	$2,703
__________________
(1)All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $9 million for each of the years ended December 31, 2024, 2023 and 2022.
Information on the Committed Facilities at December 31, 2024 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont (“MRV”) and MetLife, Inc.	November 2026	(1), (2)	$350	$350	$—	$—
MRV and MetLife, Inc.	December 2037	(1), (3)	2,896	2,491	—	405
Total			$3,246	$2,841	$—	$405
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)The issuance of additional letters of credit is at the discretion of the counterparty.
(3)Capacity at December 31, 2024 of $2.9 billion decreases gradually between 2025 and 2037 to $2.0 billion, and the facility expires in December 2037. Unused commitment of $405 million is based on maximum capacity. At December 31, 2024, Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”), a former subsidiary of MetLife, Inc., is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
17. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (See Note 10) was as follows at:

	December 31,
	2024	2023
	(In millions)
Surplus notes outstanding (1)	$476	$637
Receivable from unaffiliated financial institution (1)	$62	$85
Pledged collateral (2)	$—	$10
Assets held in trust (2)	$1,330	$1,397
__________________
(1)At carrying value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
17. Collateral Financing Arrangement (continued)
(2)At estimated fair value.
Interest expense on the collateral financing arrangement was $38 million, $44 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in other expenses.
In December 2007, MLIC reinsured a portion of its closed block liabilities to MetLife Reinsurance Company of Charleston (“MRC”), a wholly-owned subsidiary of MetLife, Inc. In connection with this transaction, MRC issued, to investors placed by an unaffiliated financial institution, $2.5 billion in aggregate principal amount of 35-year surplus notes to provide statutory reserve support for the assumed closed block liabilities. Interest on the surplus notes accrued at an annual rate of three-month London Interbank Offered Rate (“LIBOR”) plus 0.55%, payable quarterly. For interest periods that commenced after June 30, 2023, three-month LIBOR was replaced with the CME Term Secured Overnight Financing Rate (“SOFR”) published for a three-month tenor plus a spread adjustment of 0.26161%. The ability of MRC to make interest and principal payments on the surplus notes is contingent upon South Carolina regulatory approval.
Simultaneously with the issuance of the surplus notes, MetLife, Inc. entered into an agreement with the unaffiliated financial institution, under which MetLife, Inc. received interest payable by MRC on the surplus notes in exchange for the payment of three-month LIBOR plus 1.12%, payable quarterly on such amount as adjusted, as described below. For interest periods that commenced after June 30, 2023, three-month LIBOR under the agreement was replaced with compounded SOFR calculated in arrears plus a spread adjustment of 0.26161%. MetLife, Inc. may also be required to pledge collateral or make payments to the unaffiliated financial institution related to any decline in the estimated fair value of the surplus notes. Any such payments are accounted for as a receivable and included in other assets on the Company’s consolidated balance sheets and do not reduce the principal amount outstanding of the surplus notes. Such payments, however, reduce the amount of interest payments due from MetLife, Inc. under the agreement. Any payment received from the unaffiliated financial institution reduces the receivable by an amount equal to such payment and also increases the amount of interest payments due from MetLife, Inc. under the agreement. In addition, the unaffiliated financial institution may be required to pledge collateral to MetLife, Inc. related to any increase in the estimated fair value of the surplus notes.
For the years ended December 31, 2024, 2023 and 2022, following regulatory approval, MRC repurchased $161 million, $79 million and $50 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in 2024, 2023 and 2022 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2024, 2023 and 2022, the Company received payments in the aggregate amount of $23 million, $8 million and $7 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2024, 2023 or 2022.
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
Notes to the Consolidated Financial Statements — (continued)
18. Junior Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment, were as follows:

						December 31,
						2024			2023
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	SOFR + 0.26161% + 2.205%	December 2066	$1,250	$(13)	$1,237	$1,250	$(14)	$1,236
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	SOFR + 0.26161% + 3.960%	December 2067	700	(11)	689	700	(12)	688
MetLife, Inc.	April 2008	9.250%	April 2038	SOFR + 0.26161% + 5.540%	April 2068	750	(7)	743	750	(8)	742
MetLife, Inc.	July 2009	10.750%	August 2039	SOFR + 0.26161% + 7.548%	August 2069	500	(5)	495	500	(5)	495
Total						$3,200	$(36)	$3,164	$3,200	$(39)	$3,161
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
Interest expense on outstanding junior subordinated debt securities was $261 million for each of the years ended December 31, 2024, 2023 and 2022, which is included in other expenses.
19. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both December 31, 2024 and 2023:

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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2024:

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
G
3.850% from issuance date, but excluding, September 15, 2025, payable semiannually in March and September; five-year treasury rate, reset every five years, + 3.576% payable semiannually in March and September, thereafter

In the table above, dividends on each series of preferred stock are payable in arrears for the periods specified, if declared.
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
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Years Ended December 31,
	2024		2023		2022
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1.659	$39	$1.577	$37	$1.033	$24
D	$58.750	29	$58.750	29	$58.750	29
E	$1,406.252	45	$1,406.252	45	$1,406.252	45
F	$1,187.500	48	$1,187.500	48	$1,187.500	48
G	$38.500	39	$38.500	39	$38.500	39
Total		$200		$198		$185

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Common Stock
Issuances
For the years ended December 31, 2024, 2023 and 2022, MetLife, Inc. issued 2,344,977 shares, 1,992,180 shares and 3,290,998 shares of its common stock for $105 million, $110 million and $156 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for any of the years ended December 31, 2024, 2023 or 2022.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at December 31, 2024 (1)
	(In millions)
May 1, 2024	$3,000	$1,925
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
May 4, 2022	$3,000	$—
_________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at December 31, 2024 does not reflect the applicable excise tax payable.
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
For the years ended December 31, 2024, 2023 and 2022, MetLife, Inc. repurchased 43,955,023 shares, 50,269,483 shares and 49,732,851 shares of its common stock, respectively, through open market purchases for $3.2 billion, $3.1 billion, and $3.3 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
Dividends
For the years ended December 31, 2024, 2023 and 2022, MetLife, Inc. paid dividends on its common stock of $1.5 billion, $1.6 billion and $1.6 billion, respectively. The payment of dividends by MetLife, Inc. to its shareholders is subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Stock-Based Compensation Plans
Plans for Employees and Agents
Under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), MetLife, Inc. may grant awards to employees and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares or Performance Share Units, Restricted Stock or Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as applicable, as defined in the 2015 Stock Plan with reference to shares of MetLife, Inc. common stock (“Shares”)). Awards under the 2015 Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”), were outstanding at December 31, 2024. MetLife, Inc. granted all awards to employees and agents in 2024 under the 2015 Stock Plan.
The aggregate number of Shares available for issuance under the 2015 Stock Plan at December 31, 2024 was 29,284,184.
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
Awards that have become payable in Shares but the issuance of which has been deferred (“Deferred Shares”), payable to employees or agents related to awards under all plans equaled 627,849 Shares at December 31, 2024.
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
The only awards MetLife, Inc. granted under the 2015 Director Stock Plan and its predecessor plan, the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), through December 31, 2024 were Stock-Based Awards that vested immediately. As a result, no awards under the 2005 Director Stock Plan or 2015 Director Stock Plan remained outstanding at December 31, 2024.
The aggregate number of Shares available for issuance under the 2015 Director Stock Plan at December 31, 2024 was 1,376,777.
MetLife recognizes compensation expense related to awards under the 2015 Director Stock Plan based on the number of Shares awarded.
Deferred Shares payable to Directors related to awards under the 2005 Director Stock Plan, 2015 Director Stock Plan, or earlier applicable plans equaled 315,652 Shares at December 31, 2024.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Compensation Expense Related to Stock-Based Compensation
The components of compensation expense related to stock-based compensation includes compensation expense related to Phantom Stock-Based Awards and excludes the insignificant compensation expense related to the 2015 Director Stock Plan. Those components were:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Stock Options and Unit Options	$7	$7	$7
Performance Shares and Performance Units (1)	87	98	108
Restricted Stock Units and Restricted Units	74	66	69
Total compensation expense	$168	$171	$184
Income tax benefit	$35	$36	$39
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
The following table presents the total unrecognized compensation expense related to stock-based compensation and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2024
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$2	1.79
Performance Shares	$25	1.69
Restricted Stock Units	$35	1.94
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2024	3,500,006	$52.04	5.21	$53
Granted	384,796	$69.16
Exercised	(855,101)	$46.23
Expired (2)	(12,033)	$45.15
Forfeited (3)	(23,297)	$69.97
Outstanding at December 31, 2024	2,994,371	$55.79	5.51	$78
Vested and expected to vest at December 31, 2024	2,987,964	$55.76	5.50	$78
Exercisable at December 31, 2024	2,247,683	$51.07	4.52	$69
__________________
(1)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, so long as the difference is greater than zero. The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2024 of $81.88 and December 31, 2023 of $66.13, as applicable.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
The following table presents the weighted average assumptions, with the exception of risk-free rate (which is expressed as a range), that the model uses to determine the fair value of unexercised Stock Options:

	Years Ended December 31,
	2024	2023	2022
Dividend yield	3.01%	2.79%	2.78%
Risk-free rate of return	5.03% - 4.22%	5.02% - 3.47%	1.17% - 1.97%
Expected volatility	26.36%	25.73%	26.67%
Exercise multiple	1.45	1.45	1.45
Post-vesting termination rate	3.33%	3.47%	3.58%
Contractual term (years)	10	10	10
Expected life (years)	6	6	6
Weighted average exercise price of stock options granted	$69.16	$71.73	$68.96
Weighted average fair value of stock options granted	$17.13	$17.56	$15.18
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Total intrinsic value of stock options exercised	$25	$6	$40
Cash received from exercise of stock options	$40	$11	$48
Income tax benefit realized from stock options exercised	$5	$1	$8
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
For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2024, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. The Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance factor component. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environmental events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2021 - 2023 performance period was 147.5%.
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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2024	2,913,498	$59.65	1,849,617	$61.68
Granted	1,007,673	$62.87	1,014,399	$63.44
Forfeited (2)	(118,051)	$63.73	(144,583)	$63.42
Payable (3)	(1,048,303)	$51.37	(907,842)	$59.29
Outstanding at December 31, 2024	2,754,817	$63.80	1,811,591	$63.72
Vested and expected to vest at December 31, 2024	2,717,853	$63.80	1,779,539	$63.72
__________________
(1)Values for awards outstanding at January 1, 2024, represent weighted average number of awards multiplied by their fair value per Share at December 31, 2023. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2024. Fair value of Performance Shares and Restricted Stock Units on December 31, 2024 was equal to Grant Date fair value.
(2)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2024, the performance period for the 2022 - 2024 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 873,665 outstanding Performance Shares to which the 2022 - 2024 performance factor will be applied.
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
Liability Award Activity
The following table presents a summary of Liability Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2024	39,152	339,541	389,491
Granted	14,699	138,397	224,743
Exercised	(9,202)	—	—
Expired (1)	(3,911)	—	—
Forfeited (2)	—	(12,829)	(19,812)
Paid	—	(118,848)	(195,472)
Outstanding at December 31, 2024	40,738	346,261	398,950
Vested and expected to vest at December 31, 2024	40,173	338,603	390,822
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
Performance Units amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2024, the performance period for the 2022 - 2024 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 102,582 outstanding Performance Units to which the 2022 - 2024 performance factor will be applied.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“authorized control level RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice authorized control level RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 360% and in excess of 380% at December 31, 2024 and 2023, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At both December 31, 2024 and 2023, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of three times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required and actual capital and surplus of the Company’s other foreign insurance operations was $4.0 billion and $11.0 billion, respectively, as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction, exceeding the respective minimum capital and solvency requirements.
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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.5 billion and $1.4 billion at December 31, 2024 and 2023, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2024	2023	2022
		(In millions)
MLIC	New York	$2,457	$3,407	$2,737
American Life	Delaware	$365	$767	$824
Metropolitan Tower Life Insurance Company (“MTL”)	Nebraska	$361	$411	$232
Other	Various	$65	$53	$91
Statutory capital and surplus was as follows at:

	December 31,
Company	2024	2023
	(In millions)
MLIC	$9,787	$11,593
American Life	$7,555	$8,272
MTL	$2,247	$2,461
Other	$347	$358
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MRV.
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2024 and 2023. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was $92 million, $63 million and $44 million for the years ended December 2024, 2023 and 2022, respectively, and the combined statutory capital and surplus, reflecting the aforementioned prescribed accounting practice, was $655 million and $723 million at December 31, 2024 and 2023, respectively.
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2025	2024	2023
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
MLIC	$2,732	$3,476	$2,471
American Life	$751	$1,485	$1,887
MTL	$358	$373	$189
__________________
(1)Reflects dividend amounts that may be paid by the end of 2025 without prior regulatory approval.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2021	$20,919	$1,629	$(18,559)	$279	$(5,121)	$(1,598)	$(2,451)
OCI before reclassifications	(58,093)	(583)	31,755	(219)	(1,625)	188	(28,577)
Deferred income tax benefit (expense)	13,298	89	(7,116)	47	(18)	(39)	6,261
AOCI before reclassifications, net of income tax	(23,876)	1,135	6,080	107	(6,764)	(1,449)	(24,767)
Amounts reclassified from AOCI	1,607	498	—	—	—	93	2,198
Deferred income tax benefit (expense)	(368)	(76)	—	—	—	(19)	(463)
Amounts reclassified from AOCI, net of income tax	1,239	422	—	—	—	74	1,735
Sale of subsidiaries, net of income tax (2)	(9)	—	35	—	387	(2)	411
Balance at December 31, 2022	(22,646)	1,557	6,115	107	(6,377)	(1,377)	(22,621)
OCI before reclassifications	7,820	(1,106)	(4,361)	(102)	296	(207)	2,340
Deferred income tax benefit (expense)	(1,666)	267	904	22	(77)	45	(505)
AOCI before reclassifications, net of income tax	(16,492)	718	2,658	27	(6,158)	(1,539)	(20,786)
Amounts reclassified from AOCI	2,523	(705)	—	—	—	119	1,937
Deferred income tax benefit (expense)	(537)	170	—	—	—	(26)	(393)
Amounts reclassified from AOCI, net of income tax	1,986	(535)	—	—	—	93	1,544
Balance at December 31, 2023	(14,506)	183	2,658	27	(6,158)	(1,446)	(19,242)
OCI before reclassifications	(7,280)	(549)	4,997	(124)	(858)	(123)	(3,937)
Deferred income tax benefit (expense)	1,809	144	(1,126)	26	(154)	31	730
AOCI before reclassifications, net of income tax	(19,977)	(222)	6,529	(71)	(7,170)	(1,538)	(22,449)
Amounts reclassified from AOCI	752	760	—	—	—	128	1,640
Deferred income tax benefit (expense)	(177)	(168)	—	—	—	(32)	(377)
Amounts reclassified from AOCI, net of income tax	575	592	—	—	—	96	1,263
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.
(2)See Note 3 for information on the Company’s business dispositions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2024	2023	2022
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(784)	$(2,620)	$(1,802)	Net investment gains (losses)
Unrealized investment gains (losses)	2	8	7	Net investment income
Unrealized investment gains (losses)	30	89	188	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(752)	(2,523)	(1,607)
Income tax (expense) benefit	177	537	368
Unrealized investment gains (losses), net of income tax	(575)	(1,986)	(1,239)
Deferred gains (losses) on derivatives — cash flow hedges:
Interest rate derivatives	33	50	59	Net investment income
Interest rate derivatives	(5)	90	41	Net investment gains (losses)
Interest rate derivatives	—	—	4	Other expenses
Foreign currency exchange rate derivatives	4	4	6	Net investment income
Foreign currency exchange rate derivatives	(794)	558	(609)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	1	Other expenses
Credit derivatives	1	1	—	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(760)	705	(498)
Income tax (expense) benefit	168	(170)	76
Gains (losses) on cash flow hedges, net of income tax	(592)	535	(422)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(139)	(130)	(104)
Amortization of prior service (costs) credit	11	11	11
Amortization of defined benefit plan items, before income tax	(128)	(119)	(93)
Income tax (expense) benefit	32	26	19
Amortization of defined benefit plan items, net of income tax	(96)	(93)	(74)
Total reclassifications, net of income tax	$(1,263)	$(1,544)	$(1,735)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 21.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Vision fee for service arrangements	$536	$598	$566
Prepaid legal plans	572	516	471
Fee-based investment management	394	408	396
ASO contracts	273	259	238
Recordkeeping and administrative services (1)	151	150	168
Other revenue from service contracts from customers	319	298	271
Total revenues from service contracts from customers	2,245	2,229	2,110
Other	356	297	520
Total other revenues	$2,601	$2,526	$2,630
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $238 million and $243 million as of December 31, 2024 and 2023, respectively.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$2,021	$1,926	$1,802
Interest expense on debt	1,037	1,045	938
Direct:
Employee-related costs (1)	3,697	3,626	3,520
Third party staffing costs	1,547	1,477	1,573
General and administrative expenses	481	828	669
Commissions and other variable expenses	6,018	5,819	5,265
Capitalization of DAC	(2,833)	(2,917)	(2,614)
Premium taxes, other taxes, and licenses & fees	783	660	608
Pension, postretirement and postemployment benefit costs	266	246	98
Total other expenses	$13,017	$12,710	$11,859
__________________
(1)Includes ($139) million, ($140) million and $93 million for the years ended December 31, 2024, 2023 and 2022, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
21. Employee Benefit Plans
Pension and Other Postretirement Benefit Plans
Certain subsidiaries of MetLife, Inc. sponsor a U.S. qualified and various U.S. and non-U.S. nonqualified defined benefit pension plans covering employees who meet specified eligibility requirements. U.S. pension benefits are provided utilizing either a traditional formula or cash balance formula. The traditional formula provides benefits that are primarily based upon years of credited service and final average earnings. The cash balance formula utilizes hypothetical or notional accounts which credit participants with benefits equal to a percentage of eligible pay, as well as interest credits, determined annually based upon the annual rate of interest on 30-year U.S. Treasury securities, for each account balance. Effective January 1, 2023, U.S. qualified and nonqualified defined benefit pension plans were amended to provide benefits accruals for all active participants under the cash balance formula and to cease future accruals under the traditional formula. The U.S. nonqualified pension plans provide supplemental benefits in excess of limits applicable to a qualified plan. The non-U.S. pension plans generally provide benefits based upon either years of credited service and earnings preceding retirement or points earned on job grades and other factors in years of service.
These subsidiaries also provide certain postemployment benefits and certain postretirement medical and life insurance benefits for U.S. and non-U.S. retired employees. U.S. employees of these subsidiaries who were hired prior to 2003 (or, in certain cases, rehired during or after 2003) and meet age and service criteria while working for one of the subsidiaries may become eligible for these other postretirement benefits, at various levels, in accordance with the applicable plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total costs of postretirement medical benefits. U.S. employees hired after 2003 are not eligible for any employer subsidy for postretirement medical benefits. Effective January 1, 2023, the accrual of the employer subsidy credits for eligible employees was discontinued.
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2024						December 31, 2023
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$8,320	$757	$9,077	$693	$37	$730	$8,649	$849	$9,498	$723	$42	$765
Estimated fair value of plan assets	7,370	466	7,836	1,302	27	1,329	7,786	484	8,270	1,307	27	1,334
Over (under) funded status	$(950)	$(291)	$(1,241)	$609	$(10)	$599	$(863)	$(365)	$(1,228)	$584	$(15)	$569
Net periodic benefit costs	$257	$60	$317	$(43)	$3	$(40)	$227	$64	$291	$(41)	$3	$(38)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2024		2023
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,498	$765	$9,298	$794
Service costs	156	3	143	3
Interest costs	460	40	474	43
Plan participants’ contributions	—	29	—	30
Plan amendments	3	—	—	—
Net actuarial (gains) losses (2)	(281)	(16)	299	(23)
Acquisition, divestitures, settlements and curtailments	(36)	(2)	(35)	—
Benefits paid	(638)	(83)	(636)	(86)
Effect of foreign currency translation	(85)	(6)	(45)	4
Benefit obligations at December 31,	9,077	730	9,498	765
Change in plan assets:
Estimated fair value of plan assets at January 1,	8,270	1,334	8,294	1,303
Actual return on plan assets	39	59	529	72
Acquisition, divestitures and settlements	(36)	(2)	(35)	—
Plan participants’ contributions	—	29	—	30
Employer contributions	256	(5)	140	13
Benefits paid	(638)	(83)	(636)	(86)
Effect of foreign currency translation	(55)	(3)	(22)	2
Estimated fair value of plan assets at December 31,	7,836	1,329	8,270	1,334
Over (under) funded status at December 31,	$(1,241)	$599	$(1,228)	$569
Amounts recognized on the consolidated balance sheets:
Other assets	$132	$907	$229	$886
Other liabilities	(1,373)	(308)	(1,457)	(317)
Net amount recognized	$(1,241)	$599	$(1,228)	$569
AOCI:
Net actuarial (gains) losses	$2,331	$(502)	$2,360	$(509)
Prior service costs (credit)	(11)	—	(25)	—
AOCI, before income tax	$2,320	$(502)	$2,335	$(509)
Accumulated benefit obligation	$8,969	N/A	$9,377	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.0 billion at both December 31, 2024 and 2023.
(2)For the year ended December 31, 2024, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of ($386) million and ($15) million, respectively, demographic assumptions of ($2) million and $0, respectively, and plan experience of $107 million and ($1) million, respectively. For the year ended December 31, 2023, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $256 million and $8 million, respectively, demographic assumptions of ($54) million and ($8) million, respectively, and plan experience of $97 million and ($23) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Information regarding pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2024	2023	2024	2023	2024	2023
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
PBO	$1,388	$1,474	$1,376	$1,459	N/A	N/A
ABO	$1,337	$1,411	$1,337	$1,411	N/A	N/A
APBO	N/A	N/A	N/A	N/A	$549	$580
Estimated fair value of plan assets	$12	$15	$2	$2	$244	$266
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2024		2023		2022
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$156	$3	$143	$3	$187	$4
Interest costs	460	40	474	43	328	34
Settlement and curtailment (gains) losses	5	1	6	—	5	—
Expected return on plan assets	(460)	(56)	(480)	(54)	(516)	(55)
Amortization of net actuarial (gains) losses	167	(28)	159	(30)	129	(25)
Amortization of prior service costs (credit)	(11)	—	(11)	—	(11)	—
Total net periodic benefit costs (credit)	317	(40)	291	(38)	122	(42)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	141	(20)	250	(41)	2	(191)
Prior service costs (credit)	3	—	—	—	8	—
Amortization of net actuarial gains (losses)	(167)	28	(159)	30	(129)	25
Amortization of prior service (costs) credit	11	—	11	—	11	—
Settlement and curtailment (gains) losses	(5)	(1)	(6)	—	(5)	—
Exchange rate changes	2	—	(2)	—	(7)	—
Total recognized in OCI	(15)	7	94	(11)	(120)	(166)
Total recognized in net periodic benefit costs and OCI	$302	$(33)	$385	$(49)	$2	$(208)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2024
Weighted average discount rate	5.70%			5.80%
Weighted average interest crediting rate	4.31%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2023
Weighted average discount rate	5.25%			5.35%
Weighted average interest crediting rate	4.00%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2024
Weighted average discount rate	5.25%			5.35%
Weighted average interest crediting rate	4.30%			N/A
Weighted average expected rate of return on plan assets	6.00%			4.25%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2023
Weighted average discount rate	5.60%			5.70%
Weighted average interest crediting rate	4.00%			N/A
Weighted average expected rate of return on plan assets	6.25%			4.25%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2022
Weighted average discount rate	2.95%			3.05%
Weighted average interest crediting rate	3.43%			N/A
Weighted average expected rate of return on plan assets	5.00%			3.86%
Rate of compensation increase	2.50%	-	8.00%	N/A
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
The weighted average expected rate of return on plan assets for 2025 is currently anticipated to be 6.00% for U.S. pension benefits and 4.25% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2024		2023
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	6.1%	8.3%	6.2%	4.5%
Ultimate rate to which cost increase is assumed to decline	3.7%	4.5%	3.7%	4.5%
Year in which the ultimate trend rate is reached	2074	2089	2074	2102
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2024 for the Invested Plans:

	December 31,
	2024				2023
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	83%	95%	94%	82%	94%
Equity securities (2)	7%	7%	5%	6%	6%	6%
Alternative securities (3)	8%	10%	—%	—%	12%	—%
Total assets		100%		100%	100%	100%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2024
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,025	$56	$3,081	$—	$175	$—	$175
U.S. government bonds	1,693	30	—	1,723	102	7	—	109
Foreign bonds	—	729	2	731	—	38	—	38
Federal agencies	96	83	—	179	1	1	—	2
Municipals	—	79	—	79	—	5	—	5
Short-term investments	2	168	—	170	469	406	—	875
Other (1)	173	271	2	446	10	56	—	66
Total fixed maturity securities AFS	1,964	4,385	60	6,409	582	688	—	1,270
Equity securities	489	198	8	695	58	—	—	58
Other investments	42	5	680	727	1	—	—	1
Derivative assets	4	1	—	5	—	—	—	—
Total assets	$2,499	$4,589	$748	$7,836	$641	$688	$—	$1,329

	December 31, 2023
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,029	$54	$3,083	$—	$167	$—	$167
U.S. government bonds	1,537	38	—	1,575	52	6	—	58
Foreign bonds	—	808	2	810	—	46	—	46
Federal agencies	62	141	—	203	1	—	—	1
Municipals	—	147	—	147	—	8	—	8
Short-term investments	13	184	—	197	554	403	—	957
Other (1)	114	577	8	699	4	33	—	37
Total fixed maturity securities AFS	1,726	4,924	64	6,714	611	663	—	1,274
Equity securities	436	162	12	610	59	—	—	59
Other investments	41	—	828	869	1	—	—	1
Derivative assets	10	67	—	77	—	—	—	—
Total assets	$2,213	$5,153	$904	$8,270	$671	$663	$—	$1,334
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
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Foreign Bonds	Corporate	Other	Equity Securities	Other Investments	Derivative Assets
	(In millions)
Balance, January 1, 2023	$—	$55	$3	$3	$855	$4
Realized gains (losses)	—	—	—	—	(1)	—
Unrealized gains (losses)	—	1	—	1	(51)	(1)
Purchases, sales, issuances and settlements, net	—	2	—	8	25	(3)
Transfers into and/or out of Level 3	2	(4)	5	—	—	—
Balance, December 31, 2023	$2	$54	$8	$12	$828	$—
Realized gains (losses)	—	—	—	—	—	—
Unrealized gains (losses)	—	(2)	(1)	—	(24)	—
Purchases, sales, issuances and settlements, net	—	16	(4)	(4)	(124)	—
Transfers into and/or out of Level 3	—	(12)	(1)	—	—	—
Balance, December 31, 2024	$2	$56	$2	$8	$680	$—
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA and to ensure that the plan assets continue to be sufficient to meet plan liabilities. In accordance with such practice, a discretionary contribution of $125 million is expected to be paid to the qualified pension plan in 2025. No contributions are expected to be required in 2025 to meet the minimum funding requirements of ERISA. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $80 million to fund the benefit payments in 2025.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $20 million towards benefit obligations in 2025 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2025	$702	$61
2026	$714	$59
2027	$724	$59
2028	$739	$59
2029	$767	$59
2030-2034	$3,690	$274

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $90 million, $90 million and $46 million for the years ended December 31, 2024, 2023 and 2022, respectively.
22. Income Tax
The Company’s provision for income tax was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Current:
U.S. federal	$707	$381	$159
U.S. state and local	90	46	45
Non-U.S.	1,147	1,240	1,074
Subtotal	1,944	1,667	1,278
Deferred:
U.S. federal	(56)	(591)	1,234
U.S. state and local	—	(4)	—
Non-U.S.	(710)	(512)	(1,450)
Subtotal	(766)	(1,107)	(216)
Provision for income tax expense (benefit)	$1,178	$560	$1,062
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Income (loss):
U.S.	$3,955	$(95)	$5,785
Non-U.S.	1,667	2,257	579
Total	$5,622	$2,162	$6,364

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
The reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Tax provision at U.S. statutory rate	$1,181	$454	$1,337
Tax effect of:
Dividend received deduction	(19)	(18)	(20)
Tax-exempt income	(43)	(34)	15
Prior year tax (1), (2)	44	(12)	(15)
Low income housing tax credits	6	(116)	(143)
Other tax credits	(38)	(39)	(44)
Foreign tax rate differential (3), (4), (5)	22	312	(85)
Changes in tax law (6)	—	(198)	—
Change in valuation allowance (6)	6	187	—
Other, net	19	24	17
Provision for income tax expense (benefit)	$1,178	$560	$1,062
__________________
(1)As discussed further below, prior year tax primarily includes non-cash charges related to an uncertain tax position of $57 million for the year ended December 31, 2024.
(2)As discussed further below, prior year tax primarily includes non-cash benefits related to an uncertain tax position of $32 million for the year ended December 31, 2022.
(3)For the year ended December 31, 2024, foreign tax rate differential includes tax charges of $5 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) of which $33 million is a current year charge, offset by a $28 million tax benefit revising the 2023 estimate.
(4)For the year ended December 31, 2023, foreign tax rate differential includes tax charges of $28 million related to MetLife Malaysia and $22 million related to the U.S. tax on GILTI of which $28 million is a current year charge, offset by a $6 million tax benefit revising the 2022 estimate.
(5)For the year ended December 31, 2022, foreign tax rate differential includes tax charges of $12 million related to the U.S. tax on GILTI of which $33 million is a current year charge, offset by a $21 million tax benefit revising the 2021 estimate.
(6)For the year ended December 31, 2023, changes in tax law include tax benefits of $198 million and a change in valuation allowance includes a tax charge of $198 million related to adjustments of deferred taxes due to the enactment of the Bermuda Corporate Income Tax.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2024	2023
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$4,233	$3,476
Net operating loss carryforwards (1)	247	256
Employee benefits	519	523
Capital loss carryforwards	31	29
Tax credit carryforwards (2)	299	82
Net unrealized investment losses	5,879	4,308
Litigation-related and government mandated	103	101
Other	260	393
Total gross deferred income tax assets	11,571	9,168
Less: Valuation allowance (3)	685	496
Total net deferred income tax assets	10,886	8,672
Deferred income tax liabilities:
Investments, including derivatives	3,469	2,054
Intangibles	836	1,004
DAC	3,719	3,929
Total deferred income tax liabilities	8,024	6,987
Net deferred income tax asset (liability)	$2,862	$1,685
__________________
(1)The Company has recorded a deferred tax asset of $247 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2024. Certain net operating loss carryforwards will expire between 2027 and 2042, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2024 primarily reflect foreign tax credits. Certain foreign tax credits will expire between 2035 and 2037, whereas others have no expiration date.
(3)The Company’s deferred tax asset for the year ended December 31, 2024 includes an offsetting valuation allowance primarily related to other non-U.S. jurisdictions.
The Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries was $44 million at December 31, 2024.
The Company files income tax returns with the U.S. federal government and various U.S. state and local jurisdictions, as well as non-U.S. jurisdictions. The Company is under continuous examination by the Internal Revenue Service (“IRS”) and other tax authorities in jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction and subsidiary. The Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2017. In material non-U.S. jurisdictions, the Company is no longer subject to income tax examinations for years prior to 2017.
In 2022, the IRS began a federal income tax audit of MetLife, Inc. and subsidiaries for tax years 2017-2019. The audit is ongoing and to date, no material issues have been raised and no adjustments have been proposed.
In 2022, the IRS reviewed and acknowledged acceptance of the 2014 through 2016 amended federal income tax returns filed in 2021 and closed the years to further audit. Accordingly, in 2022, the Company recorded a non-cash benefit to net

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
income of $70 million, net of income tax, comprised of a $67 million tax benefit recorded in provision for income tax expense (benefit) and a $4 million interest benefit ($3 million, net of income tax) included in other expenses.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Balance at January 1,	$131	$129	$163
Additions for tax positions of prior years (1)	127	27	42
Reductions for tax positions of prior years (2)	(43)	(30)	(93)
Additions for tax positions of current year	4	5	22
Reductions for tax positions of current year	—	—	(3)
Settlements with tax authorities	(1)	—	(2)
Balance at December 31,	$218	$131	$129
Unrecognized tax benefits that, if recognized, would impact the effective rate	$162	$90	$80
__________________
(1)For the year ended December 31, 2024, primarily includes the addition of state reserves and International Financial Reporting Standard 17 related reserves in foreign jurisdictions.
(2)For the year ended December 31, 2022, primarily includes reductions related to non-cash benefits from a tax audit settlement.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.
Interest was as follows:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations	$7	$7	$—

		December 31,
		2024	2023
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$29	$22

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
23. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	706.4	757.7	803.2
Incremental common shares from assumed exercise or issuance of stock-based awards	4.7	4.6	5.7
Weighted average common stock outstanding - diluted	711.1	762.3	808.9
Net Income (Loss):
Net income (loss)	$4,444	$1,602	$5,302
Less: Net income (loss) attributable to noncontrolling interests	18	24	18
Less: Preferred stock dividends	200	198	185
Net income (loss) available to MetLife, Inc.’s common shareholders	$4,226	$1,380	$5,099
Basic	$5.98	$1.82	$6.35
Diluted	$5.94	$1.81	$6.30
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2024. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
24. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2024, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2024	2023	2022
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,760	57,488	58,073
Number of new claims during the year	2,936	2,565	2,610
Settlement payments during the year (1)	$47.4	$50.6	$50.5
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims. The frequency of claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $406 million at December 31, 2024. The recorded liability was $364 million at December 31, 2023.
Total Asset Recovery Services, LLC. v. MetLife, Inc., et al. (Supreme Court of the State of New York, County of New York, filed December 27, 2017)
Total Asset Recovery Services (the “Relator”) brought an action under the qui tam provision of the New York False Claims Act (the “Act”) on behalf of itself and the State of New York. The Relator originally filed this action under seal in 2010, and the complaint was unsealed on December 19, 2017. The Relator alleges that MetLife, Inc., MLIC, and several other insurance companies violated the Act by filing false unclaimed property reports with the State of New York from 1986 to 2017, to avoid having to escheat the proceeds of more than 25,000 life insurance policies, including policies for which the defendants escheated funds as part of their demutualizations in the late 1990s. The Relator seeks treble damages and other relief. In December 2020, the Appellate Division of the New York State Supreme Court, First Department, reversed the court’s order granting MetLife, Inc. and MLIC’s motion to dismiss and remanded the case. The Relator filed a Fourth Amended Complaint in January 2023. On October 13, 2024, the trial court denied the defendant’s motion to dismiss the complaint. The Company intends to defend the action vigorously.
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
Assets and liabilities held for insolvency assessments are as follows:

December 31,
2024
(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$51
Premium tax offset currently available for paid assessments	85
$136
Other Liabilities:
Insolvency assessments	$68
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.9 billion and $4.0 billion at December 31, 2024 and 2023, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities, Bridge Loans and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities, bridge loans and private corporate bond investments. The amounts of these unfunded commitments were $8.1 billion and $9.2 billion at December 31, 2024 and 2023, respectively.
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
The Company’s recorded liabilities were $19 million at both December 31, 2024 and 2023, for indemnities and guarantees.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2024
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$44,377	$40,250	$40,250
U.S. government and agency	38,963	33,428	33,428
Public utilities	10,213	9,766	9,766
Municipals	11,205	9,873	9,873
All other corporate bonds	133,760	122,378	122,378
Total bonds	238,518	215,695	215,695
Mortgage-backed, asset-backed and collateralized loan obligations securities	67,915	64,359	64,359
Redeemable preferred stock	988	989	989
Total fixed maturity securities AFS	307,421	281,043	281,043
Unit-linked and FVO securities	8,284	10,672	10,672
Equity securities:
Common stock:
Industrial, miscellaneous and all other	305	393	393
Banks, trust and insurance companies	146	219	219
Public utilities	—	6	6
Non-redeemable preferred stock	93	94	94
Total equity securities	544	712	712
Mortgage loans	89,812		89,012
Policy loans	8,545		8,545
Real estate and REJV	13,062		13,062
Real estate acquired in satisfaction of debt	280		280
OLPI	14,378		14,378
Short-term investments	5,193		5,156
Other invested assets	18,504		18,504
Total investments	$466,023		$441,364
__________________
(1)Unit-linked and FVO securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, Unit-linked and FVO securities, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for REJV and OLPI, cost represents original cost reduced for impairments and adjusted for equity in earnings and distributions.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2024 and 2023
(In millions, except share and per share data)

	2024	2023
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,827 and $1,689, respectively)	$1,719	$1,583
Short-term investments, principally at estimated fair value	653	52
Other invested assets, at estimated fair value	586	517
Total investments	2,958	2,152
Cash and cash equivalents	2,159	3,021
Accrued investment income	8	9
Investment in subsidiaries	41,107	43,838
Loans to subsidiaries	285	305
Other assets	654	667
Total assets	$47,171	$49,992
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$290	$265
Long-term debt — unaffiliated	14,431	14,516
Long-term debt — affiliated	1,447	1,585
Junior subordinated debt securities	2,470	2,468
Other liabilities	1,088	1,143
Total liabilities	19,726	19,977
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,194,168,628 and 1,191,823,651 shares issued, respectively; 689,211,065 and 730,821,111 shares outstanding, respectively	12	12
Additional paid-in capital	33,791	33,690
Retained earnings	42,626	40,146
Treasury stock, at cost; 504,957,563 and 461,002,540 shares, respectively	(27,798)	(24,591)
Accumulated other comprehensive income (loss)	(21,186)	(19,242)
Total stockholders’ equity	27,445	30,015
Total liabilities and stockholders’ equity	$47,171	$49,992
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Condensed Statements of Operations
Revenues
Net investment income	$177	$188	$58
Other revenues	16	17	17
Net investment gains (losses)	250	134	332
Net derivative gains (losses)	3	(41)	129
Total revenues	446	298	536
Expenses
Interest expense	920	907	829
Other expenses	215	140	79
Total expenses	1,135	1,047	908
Income (loss) before provision for income tax and equity in earnings of subsidiaries	(689)	(749)	(372)
Provision for income tax (expense) benefit	59	128	37
Equity in earnings of subsidiaries	5,056	2,199	5,619
Net income (loss)	4,426	1,578	5,284
Less: Preferred stock dividends	200	198	185
Net income (loss) available to common shareholders	$4,226	$1,380	$5,099
Comprehensive income (loss)	$2,482	$4,957	$(14,886)
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$4,426	$1,578	$5,284
Earnings of subsidiaries	(5,056)	(2,199)	(5,619)
Dividends from subsidiaries	5,467	4,780	5,168
(Gains) losses on investments and from sales of businesses, net	(250)	(134)	(332)
Other, net	148	158	(73)
Net cash provided by (used in) operating activities	4,735	4,183	4,428
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	1,256	3,093	1,609
Short-term investments	255	1,330	—
Purchases and originations of:
Fixed maturity securities available-for-sale	(1,389)	(973)	(2,757)
Short-term investments	(842)	(1,375)	—
Cash received in connection with freestanding derivatives	520	161	296
Cash paid in connection with freestanding derivatives	(418)	(155)	(103)
Expense paid on behalf of subsidiaries	(5)	(4)	(10)
Receipts on loans to subsidiaries	320	250	150
Issuances of loans to subsidiaries	(300)	(460)	(210)
Returns of capital from subsidiaries	74	6	8
Capital contributions to subsidiaries	(249)	(528)	(5)
Other, net	(13)	(3)	15
Net cash provided by (used in) investing activities	(791)	1,342	(1,007)
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	25	111	1
Long-term debt issued	1,518	1,986	1,000
Long-term debt repaid	(1,438)	(1,000)	—
Treasury stock acquired in connection with share repurchases	(3,207)	(3,103)	(3,326)
Dividends on preferred stock	(200)	(198)	(185)
Dividends on common stock	(1,527)	(1,566)	(1,598)
Other, net	23	(24)	16
Net cash provided by (used in) financing activities	(4,806)	(3,794)	(4,092)
Change in cash and cash equivalents	(862)	1,731	(671)
Cash and cash equivalents, beginning of year	3,021	1,290	1,961
Cash and cash equivalents, end of year	$2,159	$3,021	$1,290

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	2024	2023	2022
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$915	$852	$800
Income tax:
Amounts paid to (received from) subsidiaries, net	$(76)	$(671)	$(214)
Income tax paid (received) by MetLife, Inc., net	30	506	85
Total income tax, net	$(46)	$(165)	$(129)
Non-cash transactions:
Returns of capital from subsidiaries	$1	$2	$12
Capital contributions to subsidiaries	$1	$1	$11

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
During 2024 and 2023, under such credit agreements, MetLife Services and Solutions, LLC (“MSS”) issued $300 million and $250 million, respectively, in short-term notes to MetLife, Inc., bearing interest at three-month CME Term SOFR plus 1.24%. During 2024 and 2023, MSS repaid $225 million and $250 million, respectively, on the short-term notes. During 2022, MSS also issued a $150 million short-term note to MetLife, Inc. which was repaid by September 2022. The short-term note bore interest at six-month LIBOR plus 1.00%.
In March 2023, Missouri Reinsurance, Inc. (“MoRe”), issued to MetLife, Inc. an $80 million 5.34% promissory note maturing in March 2028, an $80 million 5.68% promissory note maturing in March 2033 and a $50 million 6.05% promissory note maturing in March 2038. Interest on all notes is payable semi-annually. In December 2022, MoRe also issued to MetLife, Inc. a $60 million 5.23% promissory note, which matured in December 2024.
Interest income earned on loans to subsidiaries of $28 million, $22 million and $2 million for the years ended December 31, 2024, 2023 and 2022, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
3. Long-term Debt
Long-term debt outstanding was as follows:

							December 31,
	Interest Rates (1)			Maturity			2024	2023
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	2025	-	2059	$14,431	$14,516
Senior notes — affiliated	1.59%	-	7.45%	2025	-	2031	1,447	1,585
Total							$15,878	$16,101
__________________
(1)Range of interest rates are for the year ended December 31, 2024.
(2)Net of $99 million and $106 million of unamortized issuance costs and net premiums and discounts at December 31, 2024 and 2023, respectively.
See Notes 16 of the Notes to the Consolidated Financial Statements for additional information.
The aggregate maturities of long-term debt at December 31, 2024 for the next five years and thereafter are $1.2 billion in 2025, $427 million in 2026, $0 in 2027, $213 million in 2028, $625 million in 2029 and $13.4 billion thereafter.
Senior Notes – Affiliated
In July 2023, a ¥37.3 billion 1.6015% senior unsecured note issued to MLIC matured and was refinanced with a ¥37.3 billion 2.1575% senior unsecured note due July 2030 issued to MLIC.
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2024	2023	2022
	(In millions)
Long-term debt — unaffiliated	$668	$653	$583
Long-term debt — affiliated	44	45	37
Collateral financing arrangement	3	4	4
Junior subordinated debt securities	205	205	205
Total	$920	$907	$829
See Notes 17 and 18 of the Notes to the Consolidated Financial Statements for information on the collateral financing arrangement and junior subordinated debt securities.
4. Support Agreements
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
4. Support Agreements (continued)
MetLife, Inc. guarantees the obligations of MetLife Reinsurance Company of Bermuda, Ltd. (“MrB”), a Bermuda insurance affiliate and an indirect, wholly-owned subsidiary of MetLife, Inc. under a reinsurance agreement with a former affiliate that is now an unaffiliated third party, under which MrB reinsures certain variable annuity business written by such third party.
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife UK Limited, in respect of MrB’s reinsurance of the guaranteed living benefits and guaranteed death benefits associated with certain Unit-linked investments that were issued by MetLife UK Limited, as successor to MetLife Europe d.a.c. MetLife UK Limited is a newly-formed U.K. insurance subsidiary to which MetLife Europe d.a.c. transferred its former U.K. wealth management business effective as of April 1, 2024 pursuant to a court-approved business portfolio transfer.
MetLife, Inc., in connection with MRV’s reinsurance of certain universal life and term life insurance risks, committed to the Vermont Department of Financial Regulation to take necessary action to cause the two protected cells of MRV to maintain TAC in an amount that is equal to or greater than 200% of each such protected cell’s authorized control level RBC, as defined in Vermont state insurance statutes.
MetLife, Inc., in connection with the collateral financing arrangement associated with MRC’s reinsurance of a portion of the liabilities associated with the closed block, committed to the South Carolina Department of Insurance to make capital contributions, if necessary, to MRC so that MRC may at all times maintain its TAC in an amount that is equal to or greater than 200% of the Company Action Level RBC, as defined in South Carolina state insurance statutes as in effect on the date of determination or December 31, 2007, whichever calculation produces the greater capital requirement, or as otherwise required by the South Carolina Department of Insurance. See Note 17 of the Notes to the Consolidated Financial Statements.
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2024 and 2023, derivative transactions with positive mark-to-market values (in-the-money) were $19 million and $27 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $269 million and $191 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $269 million and $183 million at December 31, 2024 and 2023, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 and $8 million at December 31, 2024 and 2023, respectively. During the fourth quarter of 2024, MetLife, Inc. issued a new guarantee of obligations arising from OTC-bilateral derivatives of MetLife Reinsurance Company of Hamilton, Ltd. (“MrH”). As of December 31, 2024, MrH had not yet executed any OTC-bilateral trades subject to the MetLife, Inc. guarantee.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 16 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2024 and 2023
(In millions)

	DAC and VOBA	FPBs, Other Policy-Related Balances and Policyholder Dividend Obligation	PABs	MRB (Assets) Liabilities (1)	Policyholder Dividends Payable	Unearned Premiums (2), (3)	UREV (2)
2024
Group Benefits	$250	$18,219	$7,632	$—	$—	$593	$—
RIS	565	73,356	84,923	2	—	—	27
Asia	11,720	32,294	94,903	215	81	1,175	3,076
Latin America	2,229	14,094	5,514	—	—	2	841
EMEA	1,758	3,419	7,214	(81)	—	22	622
MetLife Holdings	3,077	70,441	21,274	2,069	304	155	69
Corporate & Other	28	722	(15)	4	—	—	—
Total	$19,627	$212,545	$221,445	$2,209	$385	$1,947	$4,635
2023
Group Benefits	$258	$17,863	$7,692	$—	$—	$446	$—
RIS	413	71,223	82,405	(13)	—	7	31
Asia	11,983	35,683	92,063	234	75	1,532	2,850
Latin America	2,447	14,636	6,368	—	—	2	989
EMEA	1,731	3,463	7,578	(53)	—	18	608
MetLife Holdings	3,289	72,410	23,178	2,722	311	155	59
Corporate & Other	30	864	(15)	3	—	—	—
Total	$20,151	$216,142	$219,269	$2,893	$386	$2,160	$4,537
__________________
(1)MRB assets and liabilities are presented net.
(2)Amounts are included within the FPBs, other policy-related balances and policyholder dividend obligation column.
(3)Includes premiums received in advance.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2024, 2023 and 2022
(In millions)

	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to PABs	Market Risk Benefit Remeasurement (Gains) Losses	Amortization of DAC, VOBA and Negative VOBA Charged to Other Expenses	Other Expenses (1)
2024
Group Benefits	$23,367	$1,178	$20,033	$—	$26	$4,062
RIS	8,348	8,291	14,586	11	66	493
Asia	6,681	5,099	6,846	7	832	1,600
Latin America	5,895	1,608	4,785	—	503	1,311
EMEA	2,516	847	1,797	(54)	355	891
MetLife Holdings	3,106	3,802	4,807	(1,074)	229	1,461
Corporate & Other	6	448	7	1	10	1,773
Total	$49,919	$21,273	$52,861	$(1,109)	$2,021	$11,591
2023
Group Benefits	$22,436	$1,148	$19,329	$—	$26	$3,778
RIS	8,561	7,354	14,057	(29)	49	403
Asia	6,883	4,307	6,941	(43)	772	1,584
Latin America	5,685	1,610	4,801	—	468	1,263
EMEA	2,314	885	1,737	(40)	344	811
MetLife Holdings	3,513	4,234	5,517	(882)	258	1,527
Corporate & Other	43	370	23	—	9	2,040
Total	$49,435	$19,908	$52,405	$(994)	$1,926	$11,406
2022
Group Benefits	$21,906	$1,081	$19,226	$—	$26	$3,460
RIS	13,923	5,899	18,124	(314)	40	380
Asia	7,256	3,571	6,199	(90)	721	1,625
Latin America	4,399	1,318	4,092	—	410	1,032
EMEA	2,298	(864)	30	(126)	326	783
MetLife Holdings	3,968	4,633	5,849	(3,144)	270	1,632
Corporate & Other	(15)	278	(5)	—	9	1,851
Total	$53,735	$15,916	$53,515	$(3,674)	$1,802	$10,763
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC, VOBA and negative VOBA charged to other expenses.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2024, 2023 and 2022
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2024
Life insurance in-force	$5,745,965	$466,498	$855,685	$6,135,152	13.9%
Insurance premium
Life insurance (1)	$26,901	$3,155	$3,596	$27,342	13.2%
Accident & health insurance	18,037	841	192	17,388	1.1%
Property and casualty insurance	215	—	—	215	—%
Total insurance premium	$45,153	$3,996	$3,788	$44,945	8.4%
2023
Life insurance in-force	$5,627,777	$473,860	$829,720	$5,983,637	13.9%
Insurance premium
Life insurance (1)	$25,653	$1,363	$2,851	$27,141	10.5%
Accident & health insurance	17,589	824	261	17,026	1.5%
Property and casualty insurance	117	1	—	116	—%
Total insurance premium	$43,359	$2,188	$3,112	$44,283	7.0%
2022
Life insurance in-force	$5,371,318	$390,521	$647,646	$5,628,443	11.5%
Insurance premium
Life insurance (1)	$30,835	$1,422	$2,517	$31,930	7.9%
Accident & health insurance	16,737	715	518	16,540	3.1%
Property and casualty insurance	46	6	—	40	—%
Total insurance premium	$47,618	$2,143	$3,035	$48,510	6.3%
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2024.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2024.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 20, 2025

Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2024, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the following sections in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 17, 2025, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2024 (the “2025 Proxy Statement”):
•“Corporate Governance — Proposal 1 — Election of Directors”; and
•“Security Ownership Information — Delinquent Section 16(a) Reports.”
The information called for by this Item pertaining to Executive Officers appears in “Business — Information About Our Executive Officers” in this Annual Report on Form 10-K.
The Company has adopted the Financial Management Code of Business Ethics, a “code of ethics” as defined under the rules of the SEC, that applies to MetLife, Inc.’s CEO, CFO, Chief Accounting Officer and all professionals in finance and finance-related departments. In addition, the Company has adopted the Directors’ Code of Business Ethics which applies to all members of Board of Directors, including the CEO, who is a member of the Board, and the Code of Business Ethics, which applies to all employees of the Company, including MetLife, Inc.’s CEO, CFO and Chief Accounting Officer. These codes are available on the Company’s website at www.metlife.com/about-us/corporate-governance/corporate-conduct/ by selecting “Codes of Conduct” under “Reports.” The Company intends to satisfy any disclosure obligations under Item 5.05 of Form 8-K by posting information on the Company’s website at the address given above.
The Company has also adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors and all employees of the Company. It also includes provisions relating to the Company engaging in purchases, sales or other transactions involving its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the following sections in the 2025 Proxy Statement:
•“Corporate Governance — Proposal 1 — Election of Directors — Information About the Board of Directors – Board Committees”;
•“Corporate Governance — Proposal 1 — Election of Directors — Compensation Committee Interlocks and Insider Participation”;
•“Corporate Governance — Proposal 1 — Election of Directors — Director Compensation in 2024”;
•“Executive Compensation — Proposal 3 — Advisory Vote to Approve the Compensation Paid to the Company’s Named Executive Officers”;
•“Executive Compensation — Pay Ratio”;
•“Appendix A — Compensation Discussion and Analysis Supplementary Information”; and
•“Appendix B — Non-GAAP and Other Financial Disclosures.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference in the 2025 Proxy Statement to the following sections:
•“Security Ownership Information — Security Ownership of Directors and Executive Officers”; and
•“Security Ownership Information — Security Ownership of Certain Beneficial Owners.”
The following table provides information at December 31, 2024, regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2024

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,570,392	$55.79	30,660,961
Equity compensation plans not approved by security holders	None	—	None
Total	10,570,392	$55.79	30,660,961
______________
(1)     Column (a) reflects the following items outstanding as of December 31, 2024:

Stock Options	2,994,371
Restricted Stock Units	1,811,591
Performance Shares (assuming future payout at maximum performance factor)	4,820,929
Deferred Shares	943,501
Shares that will or may be issued	10,570,392
As of December 31, 2024:
•Stock Options under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) and its predecessor plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan (the “2005 Stock Plan”) were outstanding;
•Restricted Stock Units and Performance Shares under the 2015 Stock Plan were outstanding; and
•Deferred Shares related to awards under the 2015 Stock Plan, MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), 2005 Stock Plan, MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan (the “2005 Director Stock Plan”), and earlier plans, were outstanding. Deferred Shares are related to awards that have become payable in Shares under any plan, the issuance of which has been deferred.
The maximum performance factor for Performance Shares granted in 2015 through 2024 was 175%. The number of Performance Shares outstanding as of December 31, 2024 at target (100%) performance factor was 2,754,817.
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

(2)    Column (b) reflects the weighted average exercise price of all Stock Options under any plan that, as of December 31, 2024, had been granted but not forfeited, expired, or exercised. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.
(3)    Column (c) reflects the following items outstanding as of December 31, 2024:

Number of Shares
At January 15, 2015, the effective date of the 2015 Stock Plan and 2015 Director Stock Plan:
Shares newly authorized for issuance under the 2015 Stock Plan	11,750,000
Shares remaining authorized for issuance under the 2005 Stock Plan or other plans that were not covered by awards (i)	18,023,959
Shares authorized for issuance under the 2015 Director Stock Plan (ii)	1,642,208
Net shares added to the 2015 Stock Plan and 2015 Director Stock Plan authorizations in light of the Separation (iii)	3,979,727
Total Shares authorized for issuance at January 1, 2015 and net shares added in light of the Separation	35,395,894
Additional Shares recovered for issuance (iv) in:
2015 - 2023	35,770,685
2024	1,837,528
Total Shares recovered for issuance since January 1, 2015	37,608,213
Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares (v) in:
2015 - 2023	39,119,562
2024	3,223,584
Total Shares covered by new awards and new imputed reinvested dividends on Deferred Shares since January 1, 2015	42,343,146
Shares remaining available for future issuance under the 2015 Stock Plan and 2015 Director Stock Plan	30,660,961
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

(v)    Consists of Shares covered by awards granted under the 2015 Stock Plan (including Performance Shares assuming future payout at maximum performance factor). Shares covered by awards granted under the 2015 Director Stock Plan and Shares covered by imputed reinvested dividends credited on Deferred Shares owed to directors, employees or agents, in each case during each of the indicated calendar years.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the following sections in the 2025 Proxy Statement:
•“Corporate Governance — Proposal 1 — Election of Directors — Information About the Board of Directors — Procedures for Reviewing Related Person Transactions”;
•“Corporate Governance — Proposal 1 — Election of Directors — Information About the Board of Directors — Related Person Transactions”; and
•“Corporate Governance — Proposal 1 — Election of Directors — Information About the Board of Directors — Board Composition — Independent Oversight of Management.”
Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated herein by reference to the section entitled “Audit Matters — Proposal 2 — Ratification of Appointment of the Independent Auditor” in the 2025 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 119.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 119.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 317.
Item 16. Form 10-K Summary
None.

Glossary
Throughout this Form 10-K, the Company uses certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	CSRD	Corporate Sustainability Reporting Directive
ABO	Accumulated Benefit Obligations	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	DAC	Deferred Policy Acquisition Costs
ACL	Allowance For Credit Loss	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
AD&D	Accidental Death and Dismemberment	Delaware Commissioner	Delaware Commissioner of Insurance
AFS	Available-For-Sale	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AI	Artificial Intelligence	DOL	Department of Labor
ALM	Asset/Liability Management	DPL	Deferred Profit Liability
Alt-A	Alternative Residential Mortgage Loans	DSCR	Debt Service Coverage Ratios
American Life	American Life Insurance Company	EEA	European Economic Area
AOCI	Accumulated Other Comprehensive Income	EMEA	Europe, the Middle East And Africa
APBO	Accumulated Postretirement Benefit Obligation	ERC	Enterprise Risk Committee
ASO	Administrative Services-Only	ERISA	Employee Retirement Income Security Act of 1974
ASU	Accounting Standards Update	ERM	Enterprise Risk Management
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ESG	Environmental, Social and Governance
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	EU	European Union
CBIRC	The China Banking and Insurance Regulatory Commission	EU AI Act	European Union’s Artificial Intelligence Act
CCPA	California Consumer Privacy Act	Exchange Act	Securities Exchange Act of 1934
CEO	Chief Executive Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFO	Chief Financial Officer	FASB	Financial Accounting Standards Board
CFPB	Consumer Financial Protection Bureau	FCTA	Foreign Currency Translation Adjustments
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
CISO	Chief Information Security Officer	Federal Reserve Board	Board of Governors of the Federal Reserve System
CLOs	Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
CMBS	Commercial Mortgage-Backed Securities	FINRA	Financial Industry Regulatory Authority
CODM	Chief Operating Decision Maker	FIO	Federal Insurance Office
Committed Facilities	Credit Facility, as well as certain committed facilities	Fitch	Fitch Ratings Inc.
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	FPB	Future Policy Benefits
Credit Facility	Unsecured revolving credit facility	FSA	Financial Services Agency
CRO	Chief Risk Officer	FSB	Financial Stability Board
C-ROSS	China Risk Oriented Solvency System	FSOC	Financial Stability Oversight Council

FVO	Fair Value Option	Moody’s	Moody’s Investors Service, Inc.
GAAP	Accounting principles generally accepted in the United States of America	MoRe	Missouri Reinsurance, Inc.
GCC	Group Capital Calculation	MrB	MetLife Reinsurance Company of Bermuda, Ltd.
GDPR	General Data Protection Regulation	MRBs	Market Risk Benefits
General Atlantic	General Atlantic, L.P.	MRC	MetLife Reinsurance Company of Charleston
GHG	Greenhouse Gas	MrH	MetLife Reinsurance Company of Hamilton, Ltd.
GICs	Guaranteed Interest Contracts	MRV	MetLife Reinsurance Company of Vermont
GILTI	Global Intangible Low-Taxed Income	MSS	MetLife Services and Solutions, LLC
Global Atlantic	Global Atlantic Financial Group	MTL	Metropolitan Tower Life Insurance Company
GMABs	Guaranteed Minimum Accumulation Benefits	NAIC	National Association of Insurance Commissioners
GMCRs	Guaranteed Minimum Crediting Rates	NAV	Net Asset Value
GMDBs	Guaranteed Minimum Death Benefits	Nebraska Director	Director of the Nebraska Department of Insurance
GMIBs	Guaranteed Minimum Income Benefits	NFRA	National Financial Regulatory Administration
GMWBs	Guaranteed Minimum Withdrawal Benefits	NGEs	Non-Guaranteed Elements
GMXBs	Guaranteed Minimum Benefits	NIFO	Net investment in a foreign operation
IAIGs	Internationally Active Insurance Groups	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
IAIS	International Association of Insurance Supervisors	NPR	Net Premium Ratio
IBNP	Incurred But Not Paid	NQM	Non-Qualified Residential Mortgage
IBNR	Incurred But Not Reported	NRSRO	Nationally Recognized Statistical Rating Organizations
IMR	Interest Maintenance Reserve	NYDFS	New York State Department of Financial Services
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	OCI	Other Comprehensive Income (Loss)
IRS	Internal Revenue Service	OLPI	Other Limited Partnership Interests
LDTI	Long-Duration Targeted Improvements	ORSA	Own Risk and Solvency Assessment
LDTI Transition Date	January 1, 2021	OTC	Over-the-Counter
LIBOR	London Interbank Offered Rate	OTC-bilateral	Bilateral contracts between two counterparties
LTV	Loan-To-Value	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	PABs	Policyholder Account Balances
MetLife Poland and Greece	Wholly-owned subsidiaries in Poland and Greece	PBO	Projected Benefit Obligation
MIM	MetLife Investment Management, LLC and certain of its affiliates	PCAOB	Public Company Accounting Oversight Board
MLIC	Metropolitan Life Insurance Company	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares

PineBridge	PineBridge Investments	SSG	Structured Securities Group
PNB MetLife	PNB MetLife India Insurance Company Limited	Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio
PTE	Prohibited Transaction Exemption	Statutory Codification	Codification of Statutory Accounting Principles
RBC	Risk-Based Capital	Structured Products	RMBS, ABS & CLO and CMBS
RCC	Replacement Capital Covenant	Superintendent	New York Superintendent of Financial Services
REJV	Real Estate Joint Ventures	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
RIS	Retirement and Income Solutions	TRRs	Total Rate of Return Swaps
RMBS	Residential Mortgage-Backed Securities	U.K.	United Kingdom
ROU	Right-of-Use	U.S.	United States of America
S&P	Standard & Poor’s Global Ratings	ULSG	Universal and Variable Life Policies with Secondary Guarantees
SCL	Special Considerations Letter	Unit-linked and FVO Securities	Contractholder-directed equity securities and Fair Value Option securities
SEC	Securities and Exchange Commission	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders	UREV	Unearned Revenue
Series A preferred stock	Non-Cumulative Preferred Stock, Series A	VIEs	Variable Interest Entities
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	VOBA	Value of Business Acquired
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	VOCRA	Value of Customer Relationships Acquired
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	VODA	Value of Distribution Agreements
SOFR	Secured Overnight Financing Rate

Exhibit Index
(Note Regarding Reliance on Statements in Our Contracts: In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about MetLife, Inc., its subsidiaries or affiliates, or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and (i) should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement; (iii) may apply standards of materiality in a way that is different from what may be viewed as material to investors; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about MetLife, Inc., its subsidiaries and affiliates may be found elsewhere in this Annual Report on Form 10-K and MetLife, Inc.’s other public filings, which are available without charge through the U.S. Securities and Exchange Commission website at https://www.sec.gov.)

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

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.5.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*	10-K	001-15787	10.6.2	February 19, 2021

10.6	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.7.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.7.2	Form of Agreement to Protect Corporate Property executed by Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.8	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.9	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated December 1, 2023).*	10-K	001-15787	10.10	February 16, 2024

10.10.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.10.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.11	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

10.12.1	MetLife International Unit Option Incentive Plan (as amended and restated December 3, 2012).*	8-K	001-15787	10.11	February 15, 2013

10.12.2	MetLife International Unit Option Incentive Plan, dated July 21, 2011 (as amended and restated effective February 23, 2011).*	10-K	001-15787	10.24	March 1, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.1	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.7	December 11, 2014

10.13.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.8	December 11, 2014

10.13.3	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.13.4	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.14.1	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 11, 2013.*	8-K	001-15787	10.12	February 15, 2013

10.14.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the MetLife International Unit Option Incentive Plan, effective February 11, 2013.*	8-K	001-15787	10.13	February 15, 2013

10.14.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

10.14.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.14.5	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.14.6	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.14.7	Form of Unit Option Agreement under the MetLife International Unit Option Incentive Plan effective February 23, 2011.*	10-K	001-15787	10.25	March 1, 2017

10.15.1	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 23, 2021.*	10-K	001-15787	10.19.5	February 19, 2021

10.15.2	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 28, 2023.*	10-K	001-15787	10.19.6	February 23, 2023

10.16	Award Agreement Supplement, effective February 23, 2021.*	10-K	001-15787	10.20.3	February 19, 2021

10.17.1	MetLife Auxiliary Pension Plan, dated August 7, 2006 (as amended and restated, effective June 30, 2006).*	10-K	001-15787	10.60	March 1, 2017

10.17.2	MetLife Auxiliary Pension Plan, dated December 21, 2006 (amending and restating Part I thereof, effective January 1, 2007).*	10-K	001-15787	10.61	March 1, 2017

10.17.3	MetLife Auxiliary Pension Plan, dated December 21, 2007 (amending and restating Part I thereof, effective January 1, 2008).*	10-K	001-15787	10.95	February 27, 2013

10.17.4	Amendment #1 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated October 24, 2008 (effective October 1, 2008).*	10-K	001-15787	10.98	February 27, 2014

10.17.5	Amendment Number Two to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 12, 2008 (effective December 31, 2008).*	10-K	001-15787	10.99	February 27, 2014

10.17.6	Amendment Number Three to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008) dated March 25, 2009 (effective January 1, 2009).*	10-K	001-15787	10.71	February 25, 2016

10.17.7	Amendment Number Four to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 16, 2009 (effective January 1, 2010).*	10-K	001-15787	10.102	February 27, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.17.8	Amendment Number Five to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.73	February 25, 2016

10.17.9	Amendment Number Six to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 20, 2012 (effective January 1, 2012).*	10-K	001-15787	10.101	February 27, 2013

10.17.10	Amendment Number Seven to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated December 27, 2013 (effective December 10, 2013).*	10-K	001-15787	10.69	March 1, 2017

10.17.11	Amendment Number 6 to the MetLife Auxiliary Pension Plan (as amended and restated, effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.9	May 8, 2018

10.17.12	Amendment Number 8 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008, formerly referred to as the “MetLife Auxiliary Pension Plan” until March 15, 2018), dated September 4, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.2	November 8, 2018

10.17.13	Amendment Number Nine to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated September 26, 2018 (effective January 1, 2023).*	10-Q	001-15787	10.3	November 8, 2018

10.17.14	Amendment Number Ten to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 6, 2019 (effective November 1, 2019).*	10-K	001-15787	10.21.14	February 18, 2022

10.17.15	Amendment Number 11 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.21.15	February 18, 2022

10.17.16	Amendment Number 12 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated November 20, 2023 (effective December 1, 2023).*	10-K	001-15787	10.21.16	February 16, 2024

10.17.17	Amendment Number 13 to the MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2008), dated May 17, 2024 (effective April 1, 2024).*					X

10.18.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.18.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.18.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.18.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.18.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.19	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.20.1	Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 20, 2007 (effective January 1, 2008).*	10-K	001-15787	10.72	February 27, 2013

10.20.2	Amendment 1 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated, Effective January 1, 2008), dated December 9, 2008 (effective January 1, 2008).*	10-K	001-15787	10.74	February 27, 2015

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.20.3	Amendment Number 2 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 21, 2010 (effective January 1, 2010).*	10-K	001-15787	10.48	February 25, 2016

10.20.4	Amendment Number 3 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 19, 2012 (effective January 1, 2012 and January 1, 2013).*	10-K	001-15787	10.75	February 27, 2013

10.20.5	Amendment Number 4 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated December 17, 2013 (effective July 1, 2013 and January 1, 2014).*	10-K	001-15787	10.77	February 27, 2014

10.20.6	Amendment Number 5 to the Metropolitan Life Auxiliary Savings and Investment Plan (Amended and Restated Effective January 1, 2008), dated March 5, 2018 (effective March 15, 2018).*	10-Q	001-15787	10.8	May 8, 2018

10.20.7	Amendment Number 6 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008, formerly referred to as the “Metropolitan Life Auxiliary Savings and Investment Plan” until March 15, 2018), dated December 23, 2020 (effective January 1, 2020).*	10-K	001-15787	10.24.7	February 18, 2022

10.20.8	Amendment Number 7 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.24.8	February 18, 2022

10.20.9	Amendment Number 8 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated November 20, 2023 (effective December 1, 2023).*	10-K	001-15787	10.24.9	February 16, 2024

10.20.10	Amendment Number 9 to the MetLife Auxiliary Match Plan (Amended and Restated Effective January 1, 2008), dated May 17, 2024 (effective April 1, 2024).*					X

10.21.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.21.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.21.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.21.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.22.1	MetLife Leadership Deferred Compensation Plan, dated November 2, 2006 (as amended and restated, effective with respect to salary and cash incentive compensation, January 1, 2005, and with respect to stock compensation, April 15, 2005).*	10-K	001-15787	10.46	March 1, 2017

10.22.2	Amendment Number One to the MetLife Leadership Deferred Compensation Plan, dated December 13, 2007 (effective as of December 31, 2007).*	10-K	001-15787	10.81	February 27, 2013

10.22.3	Amendment Number Two to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2008 (effective December 31, 2008).*	10-K	001-15787	10.84	February 27, 2014

10.22.4	Amendment Number Three to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective January 1, 2010).*	10-K	001-15787	10.85	February 27, 2015

10.22.5	Amendment Number Four to the MetLife Leadership Deferred Compensation Plan, dated December 11, 2009 (effective December 31, 2009).*	10-K	001-15787	10.86	February 27, 2015

10.22.6	Amendment Number Five to the MetLife Leadership Deferred Compensation Plan, dated December 16, 2010 (effective January 1, 2011).*	10-K	001-15787	10.60	February 25, 2016

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.22.7	Amendment Number Six to the MetLife Leadership Deferred Compensation Plan, dated December 27, 2011 (effective January 1, 2011).*	10-K	001-15787	10.52	March 1, 2017

10.22.8	Amendment Number Seven to the MetLife Leadership Deferred Compensation Plan, dated December 26, 2012 (effective January 1, 2013).*	10-K	001-15787	10.53	March 1, 2017

10.22.9	Amendment Number Eight to the MetLife Leadership Deferred Compensation Plan, dated December 17, 2013 (effective January 1, 2014).*	10-K	001-15787	10.54	March 1, 2017

10.22.10	Amendment Number Nine to the MetLife Leadership Deferred Compensation Plan, dated December 30, 2014 (effective January 1, 2015).*	10-K	001-15787	10.88	February 27, 2015

10.22.11	Amendment Number Ten to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.56	March 1, 2017

10.22.12	Amendment Number Eleven to the MetLife Leadership Deferred Compensation Plan, dated September 30, 2016 (effective October 1, 2016).*	10-K	001-15787	10.57	March 1, 2017

10.22.13	Amendment Number Twelve to the MetLife Leadership Deferred Compensation Plan, dated December 19, 2017 (effective January 1, 2017 and April 1, 2017).*	10-K	001-15787	10.29.13	February 22, 2019

10.22.14	Amendment Number Thirteen to the MetLife Leadership Deferred Compensation Plan, dated December 4, 2018 (effective January 1, 2019).*	10-K	001-15787	10.29.14	February 22, 2019

10.22.15	Amendment Number Fourteen to the MetLife Leadership Deferred Compensation Plan, dated April 7, 2021 (effective April 7, 2021).*	10-K	001-15787	10.26.15	February 18, 2022

10.22.16	Amendment Number Fifteen to the MetLife Leadership Deferred Compensation Plan, dated May 17, 2024 (effective April 1, 2024).*					X

10.23	MetLife Plan for Transition Assistance for Grades 14 and Above, dated November 22, 2023 (as amended and restated, effective November 1, 2023).*	10-K	001-15787	10.27.1	February 16, 2024

10.24.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.24.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.24.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.24.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

10.24.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.24.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf.*	8-K	001-15787	10.1	March 5, 2019

10.24.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf.*	8-K	001-15787	10.2	March 5, 2019

10.25	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.26	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.27	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*	10-K	001-15787	10.35	February 21, 2020

10.28	Sign-on Payments Letter, dated May 16, 2024, effective August 1, 2024, between MetLife Group, Inc. and Shurawl M. Sibblies.*	10-Q	001-15787	10.1	November 1, 2024

10.29	MetLife, Inc. 2025 Stock and Incentive Compensation Plan, effective January 1, 2025 (the “2025 SIC Plan”).*	8-K	001-15787	10.1	June 24, 2024

10.30	Form of Performance Share Agreement under the 2025 SIC Plan, effective January 1, 2025.*					X

10.31	Form of Performance Unit Agreement under the 2025 SIC Plan, effective January 1, 2025.*					X

10.32	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.33	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025 (March Expiration).*					X

10.34	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.35	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.36	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025 (March Expiration).*					X

10.37	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.38	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.39	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.40	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.41	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*					X

10.42	Award Agreement Supplement under the 2025 SIC Plan, effective January 1, 2025.*					X

10.43	Award Agreement Supplement under the 2025 SIC Plan (65), effective January 1, 2025.*					X

10.44	MetLife Annual Variable Incentive Plan, effective January 1, 2025.*	8-K	001-15787	10.2	June 24, 2024

19.1	MetLife Insider Trading Policy.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	MetLife Policy for the Recoupment of Erroneously Awarded Compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (effective December 1, 2023).*	10-K	001-15787	97.1	February 16, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
_________
* Indicates management contracts or compensatory plans or arrangements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 20, 2025

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cheryl W. Grisé	Director	February 20, 2025
Cheryl W. Grisé

/s/ Carlos M. Gutierrez	Director	February 20, 2025
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	February 20, 2025
Carla A. Harris

/s/ Laura J. Hay	Director	February 20, 2025
Laura J. Hay

/s/ David L. Herzog	Director	February 20, 2025
David L. Herzog

/s/ R. Glenn Hubbard	Chairman of the Board	February 20, 2025
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	February 20, 2025
Jeh C. Johnson

/s/ Edward J. Kelly, III	Director	February 20, 2025
Edward J. Kelly, III

/s/ William E. Kennard	Director	February 20, 2025
William E. Kennard

/s/ Diana L. McKenzie	Director	February 20, 2025
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 20, 2025
Denise M. Morrison

/s/ Mark A. Weinberger	Director	February 20, 2025
Mark A. Weinberger

Signature	Title	Date

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 20, 2025

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 20, 2025

/s/ Tamara L. Schock	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)
Tamara L. Schock		February 20, 2025