Form 10-Q
period 2025-03-31
METLIFE INC
filed 2025-05-01
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

At April 28, 2025, 671,297,826 shares of the registrant’s common stock were outstanding.

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, the effects of announced or future tariff increases on the global economy, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default, currency exchange rates, derivatives, climate change, public health and terrorism and security;
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $137 and $160, respectively); and amortized cost: $315,474 and $307,421, respectively	$291,735	$281,043
Equity securities, at estimated fair value	747	712
Contractholder-directed equity securities and fair value option securities, at estimated fair value	10,725	10,672
Mortgage loans (net of allowance for credit loss of $981 and $800, respectively)	87,908	89,012
Policy loans	8,663	8,545
Real estate and real estate joint ventures (includes $377 and $378, respectively, under the fair value option; $79 and $65, respectively, of real estate held-for-sale; $197 and $183, respectively, relating to variable interest entities)	13,481	13,342
Other limited partnership interests	14,137	14,378
Short-term investments, principally at estimated fair value	5,543	5,156
Other invested assets (includes $1,846 and $1,851, respectively, of leveraged and direct financing leases; $520 and $424, respectively, relating to variable interest entities)	17,470	18,504
Total investments	450,409	441,364
Cash and cash equivalents, principally at estimated fair value	21,326	20,068
Accrued investment income	3,557	3,489
Premiums, reinsurance and other receivables (includes $0 and $47, respectively, relating to variable interest entities)	31,251	29,761
Market risk benefits, at estimated fair value	317	372
Deferred policy acquisition costs and value of business acquired	20,162	19,627
Current income tax recoverable	338	295
Deferred income tax asset	2,524	2,994
Goodwill	9,036	8,901
Other assets	11,253	11,082
Separate account assets	138,143	139,504
Total assets	$688,316	$677,457
Liabilities and Equity
Liabilities
Future policy benefits	$197,667	$193,646
Policyholder account balances	225,623	221,445
Market risk benefits, at estimated fair value	2,844	2,581
Other policy-related balances	19,523	18,899
Policyholder dividends payable	356	385
Payables for collateral under securities loaned and other transactions	17,440	17,128
Short-term debt (includes $97 and $133, respectively, relating to variable interest entities)	381	465
Long-term debt	14,695	15,086
Collateral financing arrangement	463	476
Subordinated debt securities	4,153	3,164
Deferred income tax liability	430	132
Other liabilities	38,843	36,843
Separate account liabilities	138,143	139,504
Total liabilities	660,561	649,754
Contingencies, Commitments and Guarantees (Note 20)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,195,220,577 and 1,194,168,628 shares issued, respectively; 673,293,988 and 689,211,065 shares outstanding, respectively	12	12
Additional paid-in capital	33,820	33,791
Retained earnings	43,131	42,626
Treasury stock, at cost; 521,926,589 and 504,957,563 shares, respectively	(29,222)	(27,798)
Accumulated other comprehensive income (loss)	(20,248)	(21,186)
Total MetLife, Inc.’s stockholders’ equity	27,493	27,445
Noncontrolling interests	262	258
Total equity	27,755	27,703
Total liabilities and equity	$688,316	$677,457

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues
Premiums	$11,723	$10,053
Universal life and investment-type product policy fees	1,229	1,248
Net investment income	4,885	5,436
Other revenues	687	674
Net investment gains (losses)	(387)	(375)
Net derivative gains (losses)	432	(979)
Total revenues	18,569	16,057
Expenses
Policyholder benefits and claims	11,806	10,074
Policyholder liability remeasurement (gains) losses	(31)	(22)
Market risk benefit remeasurement (gains) losses	299	(694)
Interest credited to policyholder account balances	1,647	2,290
Policyholder dividends	144	147
Other expenses	3,350	3,217
Total expenses	17,215	15,012
Income (loss) before provision for income tax	1,354	1,045
Provision for income tax expense (benefit)	404	170
Net income (loss)	950	875
Less: Net income (loss) attributable to noncontrolling interests	5	8
Net income (loss) attributable to MetLife, Inc.	945	867
Less: Preferred stock dividends	66	67
Net income (loss) available to MetLife, Inc.’s common shareholders	$879	$800
Comprehensive income (loss)	$2,960	$347
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	3	9
Comprehensive income (loss) attributable to MetLife, Inc.	$2,957	$338

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.29	$1.11
Diluted	$1.28	$1.10

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $13 million of excise tax)					(1,424)		(1,424)		(1,424)
Stock-based compensation			29				29		29
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.545)				(374)			(374)		(374)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				945			945	5	950
Other comprehensive income (loss), net of income tax						2,012	2,012	(2)	2,010
Balance at March 31, 2025	$—	$12	$33,820	$43,131	$(29,222)	$(20,248)	$27,493	$262	$27,755

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $11 million of excise tax)					(1,183)		(1,183)		(1,183)
Stock-based compensation			28				28		28
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(377)			(377)		(377)
Change in equity of noncontrolling interests							—	14	14
Net income (loss)				867			867	8	875
Other comprehensive income (loss), net of income tax						(529)	(529)	1	(528)
Balance at March 31, 2024	$—	$12	$33,718	$40,350	$(25,774)	$(19,771)	$28,535	$261	$28,796
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2025 and 2024 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$4,262	$2,328
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	14,062	11,469
Equity securities	9	37
Mortgage loans	3,234	2,217
Real estate and real estate joint ventures	48	143
Other limited partnership interests	301	402
Short-term investments	4,143	3,753
Purchases and originations of:
Fixed maturity securities available-for-sale	(18,359)	(14,692)
Equity securities	(35)	(7)
Mortgage loans	(1,999)	(1,914)
Real estate and real estate joint ventures	(114)	(175)
Other limited partnership interests	(278)	(295)
Short-term investments	(4,443)	(2,642)
Cash received in connection with freestanding derivatives	803	503
Cash paid in connection with freestanding derivatives	(1,013)	(1,052)
Net change in policy loans	(87)	(80)
Net change in other invested assets	457	(280)
Other, net	(51)	(14)
Net cash provided by (used in) investing activities	(3,322)	(2,627)
Cash flows from financing activities
Policyholder account balances - deposits	28,692	24,444
Policyholder account balances - withdrawals	(26,916)	(23,373)
Net change in payables for collateral under securities loaned and other transactions	233	50
Long-term debt issued	89	758
Long-term debt repaid	(555)	(264)
Collateral financing arrangement repaid	(13)	(47)
Subordinated debt securities issued	1,000	—
Derivatives with certain financing elements and other derivative-related transactions, net	(71)	(55)
Proceeds from mortgage loan secured financing	66	42
Repayments of mortgage loan secured financing	(255)	(161)
Treasury stock acquired in connection with share repurchases	(1,411)	(1,172)
Dividends on preferred stock	(66)	(67)
Dividends on common stock	(374)	(377)
Other, net	(199)	(39)
Net cash provided by (used in) financing activities	220	(261)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	98	(239)
Change in cash and cash equivalents	1,258	(799)
Cash and cash equivalents, beginning of period	$20,068	$20,639
Cash and cash equivalents, end of period	$21,326	$19,840

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$224	$231
Income tax	$147	$130
Non-cash transactions:
Other invested assets received in connection with the sale of other limited partnership interests	$20	$349

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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2024 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2024 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated.
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in joint ventures, including real estate joint ventures (“REJV”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Effective January 1, 2025, certain operating joint ventures engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 15 for further information.
Recent Accounting Pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASUs”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. The following table provides a description of ASUs recently issued by the FASB and the impact of their future adoption on the Company’s consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information
MetLife is organized into six segments: Group Benefits, RIS, Asia, Latin America, EMEA and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. In the fourth quarter of 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. As such, the disclosures have been enhanced to reflect the adoption of this update.
Group Benefits
The Group Benefits segment, based in the United States (“U.S.”), offers a broad range of products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include term, variable and universal life insurance, dental, group and individual disability, accident & health insurance and vision.
RIS
The RIS segment, based in the U.S., offers a broad range of life and annuity-based insurance and investment products to corporations and their respective employees, other institutions and their respective members, as well as individuals. These products include stable value and pension risk transfer products, institutional income annuities, structured settlements, longevity reinsurance solutions, benefit funding solutions, funded reinsurance solutions, and capital markets investment products.
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
Financial Measure and Segment Accounting Policies
Adjusted earnings is used by the Company’s chief operating decision maker, its chief executive officer, to evaluate performance and allocate resources. Adjusted earnings and related measures based on adjusted earnings are also the measures by which senior management’s and many other employees’ performance is evaluated for the purposes of determining their compensation under applicable compensation plans. Adjusted earnings and related measures based on adjusted earnings allow analysis of the Company’s performance relative to its business plan and facilitate comparisons to industry results.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), market risk benefits (“MRBs”) remeasurement gains (losses) and goodwill impairments. Further, net investment income is adjusted to exclude similar items relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
“Divested businesses” are those that have been or will be sold or exited by MetLife but do not meet the discontinued operations criteria under GAAP. Divested businesses also include the net impact of transactions with exited businesses that have been eliminated in consolidation under GAAP and costs relating to businesses that have been or will be sold or exited by MetLife that do not meet the criteria to be included in results of discontinued operations under GAAP.
“Reinsurance adjustments” relate to balances subject to ceded reinsurance arrangements with third parties and the related investment returns and other expenses which are passed through to the third-party reinsurers.
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs excludes certain amounts related to contractholder-directed equity securities. Net investment income excludes Reinsurance adjustments.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
The Company’s segment accounting policies are the same as those used to prepare the Company’s interim condensed consolidated financial statements. In addition, segment accounting policies include the method of capital allocation described below.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months ended March 31, 2025 and 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,763	$2,284	$1,260	$1,164	$582	$657
Universal life and investment-type product policy fees	233	85	406	340	78	86
Net investment income (1)	315	2,167	1,206	407	58	989
Other revenues	434	61	15	9	8	37

Expenses
Policyholder benefits and claims and policyholder dividends	5,183	3,121	1,037	1,091	277	1,200
Policyholder liability remeasurement (gains) losses	(18)	(15)	(11)	(3)	—	16
Interest credited to PABs	44	859	711	98	17	88
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	6	17	216	129	94	55
Interest expense on debt	—	3	—	4	—	3
Direct and allocated expenses	524	85	306	135	109	168
Other segment expenses (2)	542	27	92	176	120	49
Provision for income tax expense (benefit)	97	99	162	72	26	36
Adjusted earnings	$367	$401	$374	$218	$83	$154

Three Months Ended March 31, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,711	$675	$1,297	$1,115	$536	$713
Universal life and investment-type product policy fees	222	75	426	370	77	78
Net investment income (1)	315	2,089	1,108	386	54	1,010
Other revenues	397	63	21	11	7	50

Expenses
Policyholder benefits and claims and policyholder dividends	5,236	1,471	1,067	983	258	1,251
Policyholder liability remeasurement (gains) losses	(3)	1	(32)	(8)	—	20
Interest credited to PABs	48	796	647	114	19	103
Other expenses:
Amortization of DAC, VOBA and negative VOBA	6	15	205	125	90	59
Interest expense on debt	—	4	—	3	—	4
Direct and allocated expenses	505	80	282	140	101	165
Other segment expenses (2)	494	31	101	194	103	53
Provision for income tax expense (benefit)	75	105	159	98	26	37
Adjusted earnings	$284	$399	$423	$233	$77	$159
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended March 31,
	2025	2024
Group Benefits	1%	1%
RIS	5%	4%
Asia	11%	8%
Latin America	1%	—%
MetLife Holdings	4%	5%

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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Total segment adjusted earnings	$1,597	$1,575
Corporate & Other	(182)	(174)
Total consolidated adjusted earnings	1,415	1,401
Net investment gains (losses)	(387)	(375)
Net derivative gains (losses)	432	(979)
MRB remeasurement gains (losses)	(299)	694
Investment hedge adjustments	(103)	(176)
Other	(131)	50
Provision for income tax (expense) benefit	23	260
Net income (loss)	$950	$875

Segment revenues:
Group	$6,745	$6,645
RIS	4,597	2,902
Asia	2,887	2,852
Latin America	1,920	1,882
EMEA	726	674
MetLife Holdings	1,769	1,851
Total segment revenues	18,644	16,806
Net investment gains (losses)	(387)	(375)
Net derivative gains (losses)	432	(979)
Investment hedge adjustments	(103)	(176)
Unit-linked investment income and Reinsurance adjustments	(184)	542
Other	167	239
Total consolidated revenues	$18,569	$16,057
3. Acquisition
Pending Acquisition of PineBridge Investments
In December 2024, the Company entered into a definitive agreement to acquire PineBridge Investments (“PineBridge”), a global asset manager, which upon close of the transaction will be part of MetLife Investment Management, the institutional investment management business of MetLife, Inc. The acquisition excludes PineBridge’s private equity funds group business and its joint venture in China. The transaction is comprised of $800 million in cash at closing, $200 million subject to achieving certain 2025 financial metrics and $200 million subject to a multi-year earnout. This transaction is expected to close in the second half of 2025, subject to regulatory approvals and other customary closing conditions.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$68,146	$66,262
Asia:
Whole and term life & endowments	11,565	11,167
Accident & health	9,679	9,406
Latin America - Fixed annuities	10,388	9,600
MetLife Holdings - Long-term care	14,716	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,804	3,780
Asia:
Whole and term life & endowments	798	759
Accident & health	903	849
Latin America - Fixed annuities	521	498
Additional Insurance Liabilities:
Asia:
Variable life	1,157	1,108
Universal and variable universal life	372	355
MetLife Holdings - Universal and variable universal life	2,528	2,496
MetLife Holdings - Participating life	48,120	48,485
Other long-duration (1)	10,757	10,712
Short-duration and other	14,213	13,632
Total	$197,667	$193,646
_______________
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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(32)	(26)
Adjusted balance	(32)	(26)
Issuances	2,150	342
Net premiums collected	(2,118)	(316)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$66,621	$64,515

Balance, beginning of period, at original discount rate	$69,643	$64,737
Effect of actual variances from expected experience (1)	(80)	(36)
Adjusted balance	69,563	64,701
Issuances	2,179	341
Interest accrual	833	759
Benefit payments	(1,620)	(1,492)
Effect of foreign currency translation	9	—
Ending balance at original discount rate	70,964	64,309
Effect of changes in discount rate assumptions	(2,533)	(1,649)
Balance, end of period, at current discount rate at balance sheet date	68,431	62,660

Cumulative amount of fair value hedging adjustments	(285)	(298)
Net liability for FPBs	68,146	62,362
Less: Reinsurance recoverables	2,228	256
Net liability for FPBs, net of reinsurance	$65,918	$62,106

Undiscounted - Expected future benefit payments	$128,949	$118,190
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$68,431	$62,660
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.9%	4.8%
Weighted-average current discount rate at balance sheet date	5.5%	5.4%
_________________
(1)For the three months ended March 31, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $34 million. For the three months ended March 31, 2024, the net effect of actual variances from expected experience was substantially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $10 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,023	$4,561

Balance, beginning of period, at original discount rate	$4,286	$4,793
Effect of actual variances from expected experience (1)	(14)	(15)
Adjusted balance	4,272	4,778
Issuances	149	153
Interest accrual	19	17
Net premiums collected	(155)	(157)
Effect of foreign currency translation	155	(290)
Ending balance at original discount rate	4,440	4,501
Effect of changes in discount rate assumptions	(318)	(260)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(14)	16
Balance, end of period, at current discount rate at balance sheet date	$4,108	$4,257

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$15,190	$17,435

Balance, beginning of period, at original discount rate	$15,252	$17,198
Effect of actual variances from expected experience (1)	(12)	(7)
Adjusted balance	15,240	17,191
Issuances	149	153
Interest accrual	91	93
Benefit payments	(244)	(263)
Effect of foreign currency translation	544	(1,042)
Ending balance at original discount rate	15,780	16,132
Effect of changes in discount rate assumptions	(22)	(36)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(85)	22
Balance, end of period, at current discount rate at balance sheet date	15,673	16,118

Net liability for FPBs	11,565	11,861
Less: Amount due to reinsurer	(2)	(1)
Net liability for FPBs, net of reinsurance	$11,567	$11,862

Undiscounted:
Expected future gross premiums	$9,043	$8,799
Expected future benefit payments	$26,263	$26,638
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,512	$7,549
Expected future benefit payments	$15,673	$16,118
Weighted-average duration of the liability	18 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.6%	2.6%
Weighted-average current discount rate at balance sheet date	2.8%	2.7%
_________________
(1)For the three months ended March 31, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products due to the diversification and the underlying characteristics of the products.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$17,203	$19,835

Balance, beginning of period, at original discount rate	$18,820	$21,232
Effect of actual variances from expected experience	(125)	(123)
Adjusted balance	18,695	21,109
Issuances	338	252
Interest accrual	55	56
Net premiums collected	(470)	(483)
Effect of foreign currency translation and other - net	1,072	(1,399)
Ending balance at original discount rate	19,690	19,535
Effect of changes in discount rate assumptions	(2,017)	(1,549)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(84)	99
Balance, end of period, at current discount rate at balance sheet date	$17,589	$18,085

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$26,565	$30,480

Balance, beginning of period, at original discount rate	$32,838	$36,010
Effect of actual variances from expected experience	(132)	(130)
Adjusted balance	32,706	35,880
Issuances	337	252
Interest accrual	116	118
Benefit payments	(310)	(303)
Effect of foreign currency translation and other - net	1,661	(2,334)
Ending balance at original discount rate	34,510	33,613
Effect of changes in discount rate assumptions	(6,967)	(6,132)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(325)	395
Balance, end of period, at current discount rate at balance sheet date	27,218	27,876

Cumulative impact of flooring the future policyholder benefits reserve	50	68
Net liability for FPBs	9,679	9,859
Less: Reinsurance recoverables	141	166
Net liability for FPBs, net of reinsurance	$9,538	$9,693

Undiscounted:
Expected future gross premiums	$38,785	$38,523
Expected future benefit payments	$45,242	$43,983
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$30,160	$31,377
Expected future benefit payments	$27,218	$27,876
Weighted-average duration of the liability	23 years	24 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	2.9%	2.7%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	—
Adjusted balance	—	—
Issuances	330	260
Interest accrual	1	1
Net premiums collected	(331)	(261)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,600	$9,637

Balance, beginning of period, at original discount rate	$9,133	$9,249
Effect of actual variances from expected experience (1)	(2)	(5)
Adjusted balance	9,131	9,244
Issuances	348	265
Interest accrual	88	82
Benefit payments	(188)	(165)
Inflation adjustment	120	73
Effect of foreign currency translation	400	(976)
Ending balance at original discount rate	9,899	8,523
Effect of changes in discount rate assumptions	468	285
Effect of foreign currency translation on the effect of changes in discount rate assumptions	21	(37)
Balance, end of period, at current discount rate at balance sheet date	10,388	8,771

Net liability for FPBs	$10,388	$8,771

Undiscounted - Expected future benefit payments	$14,760	$12,863
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$10,388	$8,771
Weighted-average duration of the liability	11 years	10 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.7%
Weighted-average current discount rate at balance sheet date	3.1%	3.4%
__________________
(1)For the three months ended March 31, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance coming from cohorts with no DPL.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of actual variances from expected experience	(22)	(4)
Adjusted balance	5,546	5,562
Interest accrual	71	71
Net premiums collected	(140)	(143)
Ending balance at original discount rate	5,477	5,490
Effect of changes in discount rate assumptions	(35)	—
Balance, end of period, at current discount rate at balance sheet date	$5,442	$5,490

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of actual variances from expected experience	(10)	(1)
Adjusted balance	21,014	20,493
Interest accrual	276	269
Benefit payments	(225)	(212)
Ending balance at original discount rate	21,065	20,550
Effect of changes in discount rate assumptions	(907)	(215)
Balance, end of period, at current discount rate at balance sheet date	20,158	20,335

Net liability for FPBs	$14,716	$14,845

Undiscounted:
Expected future gross premiums	$10,450	$10,430
Expected future benefit payments	$44,745	$44,808
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,932	$6,895
Expected future benefit payments	$20,158	$20,335
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.5%
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature where the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2025	2024	2025	2024
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,108	$1,258	$355	$424
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	10	(14)
Balance, beginning of period, before AOCI adjustment	1,108	1,258	345	438
Effect of actual variances from expected experience	(2)	(13)	(2)	(17)
Adjusted balance	1,106	1,245	343	421
Assessments accrual	(1)	(1)	—	—
Interest accrual	4	4	1	1
Excess benefits paid	(9)	(9)	—	—
Effect of foreign currency translation and other, net	57	(86)	18	(30)
Balance, end of period, before AOCI adjustment	1,157	1,153	362	392
Add: AOCI adjustment	—	—	10	(7)
Balance, end of period	$1,157	$1,153	$372	$385

Weighted-average duration of the liability	16 years	16 years	42 years	43 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.4%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature where the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,496	$2,362
Less: AOCI adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	2,513	2,376
Effect of actual variances from expected experience	11	14
Adjusted balance	2,524	2,390
Assessments accrual	27	26
Interest accrual	34	32
Excess benefits paid	(42)	(37)
Balance, end of period, before AOCI adjustment	2,543	2,411
Add: AOCI adjustment	(15)	(15)
Balance, end of period	2,528	2,396
Less: Reinsurance recoverables	2,197	2,086
Balance, end of period, net of reinsurance	$331	$310

Weighted-average duration of the liability	15 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

	Three Months Ended March 31,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$2,150	$833	$344	$759
Asia:
Whole and term life & endowments	294	72	290	76
Accident & health	778	61	811	62
Latin America - Fixed annuities	331	87	261	81
MetLife Holdings - Long-term care	180	205	181	198
Deferred Profit Liabilities:
RIS - Annuities	N/A	46	N/A	44
Asia:
Whole and term life & endowments	N/A	10	N/A	9
Accident & health	N/A	5	N/A	5
Latin America - Fixed annuities	N/A	5	N/A	5
Additional Insurance Liabilities:
Asia:
Variable life	32	4	29	4
Universal and variable universal life	—	1	(33)	1
MetLife Holdings - Universal and variable universal life	159	34	167	32
Other long-duration	1,152	122	1,158	121
Total	$5,076	$1,485	$3,208	$1,397
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$16,118	$16,468
Less: Reinsurance recoverables	2,790	2,592
Net balance, beginning of period	13,328	13,876
Incurred related to:
Current period	7,354	6,487
Prior periods (1)	54	157
Total incurred	7,408	6,644
Paid related to:
Current period	(3,480)	(3,115)
Prior periods	(3,356)	(3,564)
Total paid	(6,836)	(6,679)
Net balance, end of period	13,900	13,841
Add: Reinsurance recoverables	2,905	2,913
Balance, end of period (included in FPBs and other policy-related balances)	$16,805	$16,754
__________________
(1)For the three months ended March 31, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,647	$7,632
RIS:
Capital markets investment products and stable value GICs	65,147	63,715
Annuities and risk solutions	21,568	20,699
Asia:
Universal and variable universal life	51,963	50,801
Fixed annuities	39,301	38,421
EMEA - Variable annuities	2,305	2,337
MetLife Holdings:
Annuities	9,859	10,142
Life and other	10,986	11,132
Other	16,847	16,566
Total	$225,623	$221,445

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,632	$7,692
Deposits	928	1,083
Policy charges	(167)	(163)
Surrenders and withdrawals	(787)	(906)
Benefit payments	(4)	(4)
Net transfers from (to) separate accounts	1	(3)
Interest credited	44	48
Balance, end of period	$7,647	$7,747

Weighted-average annual crediting rate	2.3%	2.5%

At period end:
Cash surrender value	$7,582	$7,687
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$266,816	$260,502

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$468	$75	$797	$4,118	$5,458
Equal to or greater than 2% but less than 4%	1,224	97	62	—	1,383
Equal to or greater than 4%	693	27	3	48	771
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$2,385	$199	$862	$4,166	$7,647

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$154	$839	$4,628	$5,621
Equal to or greater than 2% but less than 4%	1,242	9	60	2	1,313
Equal to or greater than 4%	701	—	40	33	774
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	39
Total	$1,943	$163	$939	$4,663	$7,747
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$63,715	$64,140
Deposits	22,694	18,073
Surrenders and withdrawals	(22,340)	(18,070)
Interest credited	601	573
Effect of foreign currency translation and other, net	477	(447)
Balance, end of period	$65,147	$64,269

Weighted-average annual crediting rate	3.8%	3.6%
Cash surrender value at period end	$1,468	$1,992

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,376	$2,376
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,771
Total	$—	$—	$—	$2,376	$65,147

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$1	$1,998	$1,999
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,270
Total	$—	$—	$1	$1,998	$64,269
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$20,699	$17,711
Deposits	1,099	700
Policy charges	(47)	(15)
Surrenders and withdrawals	(139)	(58)
Benefit payments	(275)	(242)
Net transfers from (to) separate accounts	(2)	19
Interest credited	215	177
Other	18	(26)
Balance, end of period	$21,568	$18,266

Weighted-average annual crediting rate	4.1%	3.9%

At period end:
Cash surrender value	$9,889	$8,043
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$44,587	$42,677

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$7	$2,545	$2,552
Equal to or greater than 2% but less than 4%	192	33	452	1,172	1,849
Equal to or greater than 4%	4,173	11	423	6	4,613
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,554
Total	$4,365	$44	$882	$3,723	$21,568

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,834	$1,854
Equal to or greater than 2% but less than 4%	244	34	106	416	800
Equal to or greater than 4%	4,260	—	390	5	4,655
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	10,957
Total	$4,504	$34	$516	$2,255	$18,266

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$50,801	$49,739
Deposits	1,175	1,682
Policy charges	(231)	(282)
Surrenders and withdrawals	(698)	(826)
Benefit payments	(157)	(124)
Interest credited	369	382
Effect of foreign currency translation and other, net	704	(1,087)
Balance, end of period	$51,963	$49,484

Weighted-average annual crediting rate	2.9%	3.1%

At period end:
Cash surrender value	$45,470	$42,842
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$86,430	$90,786

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$10,301	$17	$243	$1,699	$12,260
Equal to or greater than 2% but less than 4%	7,513	15,844	5,098	10,559	39,014
Equal to or greater than 4%	236	—	—	—	236
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	453
Total	$18,050	$15,861	$5,341	$12,258	$51,963

March 31, 2024
Equal to or greater than 0% but less than 2%	$9,960	$21	$230	$1,149	$11,360
Equal to or greater than 2% but less than 4%	7,732	15,644	5,550	8,387	37,313
Equal to or greater than 4%	246	—	—	—	246
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	565
Total	$17,938	$15,665	$5,780	$9,536	$49,484
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$38,421	$36,863
Deposits	1,445	1,665
Policy charges	(1)	—
Surrenders and withdrawals	(470)	(740)
Benefit payments	(477)	(649)
Interest credited	289	248
Effect of foreign currency translation and other, net	94	(418)
Balance, end of period	$39,301	$36,969

Weighted-average annual crediting rate	3.0%	2.7%

At period end:
Cash surrender value	$34,369	$32,072
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$1	$3

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$310	$480	$4,624	$32,683	$38,097
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,200
Total	$310	$484	$4,624	$32,683	$39,301

March 31, 2024
Equal to or greater than 0% but less than 2%	$331	$521	$5,821	$29,031	$35,704
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,260
Total	$331	$526	$5,821	$29,031	$36,969
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the U.K. was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$2,337	$2,720
Deposits	1	1
Policy charges	(13)	(15)
Surrenders and withdrawals	(59)	(73)
Benefit payments	(30)	(31)
Interest credited (1)	(3)	54
Effect of foreign currency translation and other, net	72	(25)
Balance, end of period	$2,305	$2,631

Weighted-average annual crediting rate	(0.5%)	8.4%

At period end:
Cash surrender value	$2,305	$2,631
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$437	$422
At annuitization or exercise of other living benefits	$556	$541
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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$10,142	$11,537
Deposits	45	38
Policy charges	(3)	(3)
Surrenders and withdrawals	(346)	(457)
Benefit payments	(97)	(108)
Net transfers from (to) separate accounts	41	27
Interest credited	78	91
Other	(1)	4
Balance, end of period	$9,859	$11,129

Weighted-average annual crediting rate	3.2%	3.3%

At period end:
Cash surrender value	$9,289	$10,507
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,659	$2,486
At annuitization or exercise of other living benefits	$793	$614
__________________
(1)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs, which are disclosed in “MetLife Holdings – Annuities” in Note 6.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$15	$126	$409	$78	$628
Equal to or greater than 2% but less than 4%	2,224	4,885	522	104	7,735
Equal to or greater than 4%	720	392	8	—	1,120
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	376
Total	$2,959	$5,403	$939	$182	$9,859

March 31, 2024
Equal to or greater than 0% but less than 2%	$6	$237	$442	$60	$745
Equal to or greater than 2% but less than 4%	866	7,157	540	201	8,764
Equal to or greater than 4%	773	403	30	—	1,206
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	414
Total	$1,645	$7,797	$1,012	$261	$11,129
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,132	$11,641
Deposits	193	206
Policy charges	(170)	(174)
Surrenders and withdrawals	(240)	(265)
Benefit payments	(45)	(39)
Net transfers from (to) separate accounts	14	11
Interest credited	99	106
Other	3	—
Balance, end of period	$10,986	$11,486

Weighted-average annual crediting rate	3.7%	3.7%

At period end:
Cash surrender value	$10,436	$11,038
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$63,491	$66,684
__________________
(1)Including offsets from reinsurance, the net amount at risk at March 31, 2025 and December 31, 2024, would be reduced by 98% and 99%, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$13	$46	$59
Equal to or greater than 2% but less than 4%	3,986	175	256	527	4,944
Equal to or greater than 4%	4,814	120	400	23	5,357
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	626
Total	$8,800	$295	$669	$596	$10,986

March 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$17	$54	$71
Equal to or greater than 2% but less than 4%	4,351	171	275	546	5,343
Equal to or greater than 4%	5,022	124	410	15	5,571
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,373	$295	$702	$615	$11,486
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$187	$187	$—	$178	$178
MetLife Holdings - Annuities	182	2,559	2,377	231	2,300	2,069
Other	135	98	(37)	141	103	(38)
Total	$317	$2,844	$2,527	$372	$2,581	$2,209

Rollforwards
The following information about the direct and assumed liabilities (assets) for MRBs includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$178	$203

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$179	$205
Attributed fees collected	1	1
Benefit payments	(3)	(2)
Effect of changes in interest rates	2	2
Actual policyholder behavior different from expected behavior	—	(1)
Effect of foreign currency translation and other, net	9	(15)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	188	190
Cumulative effect of changes in the instrument-specific credit risk	(1)	(1)
Balance, end of period	$187	$189

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$127	$113
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
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
Risk margins are established to capture the non-capital market risks of the instrument, which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.

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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,722

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,992	$2,772
Attributed fees collected	84	90
Benefit payments	(23)	(22)
Effect of changes in interest rates	123	(373)
Effect of changes in capital markets	83	(306)
Effect of changes in equity index volatility	14	34
Actual policyholder behavior different from expected behavior	73	69
Effect of foreign currency translation and other, net	(11)	(26)
Effect of changes in risk margin	16	(46)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,351	2,192
Cumulative effect of changes in the instrument-specific credit risk	24	39
Effect of foreign currency translation on the cumulative instrument-specific credit risk	2	—
Balance, end of period	$2,377	$2,231

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,664	$2,489
At annuitization or exercise of other living benefits	$810	$579
Weighted-average attained age of contractholders:
In the event of death	72 years	72 years
At annuitization or exercise of other living benefits	72 years	70 years
__________________
(1)Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs which are disclosed in “MetLife Holdings – Annuities” in Note 5.

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
Risk margins are established to capture the non-capital market risks of the instrument, which represent the additional compensation a market participant would require to assume the risks related to the uncertainties of such actuarial assumptions at annuitization, premium persistency, partial withdrawal and surrenders. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Other
In addition to the disaggregated MRB product rollforwards above, the Company offers other products with guaranteed minimum benefit features across various segments. These MRBs are measured at estimated fair value, with changes in estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 12 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities (assets) was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Balance, beginning of period	$(38)	$(32)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(53)	$(50)
Attributed fees collected	11	13
Benefit payments	(1)	(2)
Effect of changes in interest rates	(3)	(42)
Effect of changes in capital markets	(2)	(13)
Effect of changes in equity index volatility	—	(1)
Actual policyholder behavior different from expected behavior	2	2
Effect of foreign currency translation and other, net	(7)	(4)
Effect of changes in risk margin	—	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(53)	(98)
Cumulative effect of changes in the instrument-specific credit risk	15	23
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	—
Balance, end of period	(37)	(75)
Less: Reinsurance recoverable	15	13
Balance, end of period, net of reinsurance	$(52)	$(88)
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$38,141	$40,319
Annuities	11,220	11,001
Latin America - Pensions	41,179	38,765
MetLife Holdings - Annuities	26,296	27,829
Other	21,307	21,590
Total	$138,143	$139,504

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Premiums and deposits	642	11	1,668	61
Policy charges	(67)	(5)	(69)	(135)
Surrenders and withdrawals	(2,297)	(178)	(1,218)	(846)
Benefit payments	(39)	—	(427)	(114)
Investment performance	609	291	708	(459)
Net transfers from (to) general account	1	1	—	(41)
Effect of foreign currency translation and other, net (1)	(1,027)	99	1,752	1
Balance, end of period	$38,141	$11,220	$41,179	$26,296
Three Months Ended March 31, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	818	15	1,702	63
Policy charges	(64)	(5)	(67)	(144)
Surrenders and withdrawals	(1,828)	(172)	(1,276)	(885)
Benefit payments	(27)	—	(404)	(129)
Investment performance	310	(54)	1,797	1,767
Net transfers from (to) general account	(19)	—	—	(27)
Effect of foreign currency translation and other, net (1)	(1,082)	22	(4,560)	(3)
Balance, end of period	$39,451	$11,465	$38,512	$29,866

Cash surrender value at March 31, 2025 (2)	$34,077	N/A	$41,179	$26,177
Cash surrender value at March 31, 2024 (2)	$35,132	N/A	$38,512	$29,719
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2025
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,665	$1,177	$11,140	$3,292	$—	$25,274
Public utilities	—	1,095	187	—	—	—	1,282
Municipals	—	297	19	—	—	—	316
Corporate bonds:
Materials	—	281	—	—	1	—	282
Communications	—	746	14	—	—	—	760
Consumer	—	1,850	34	—	4	—	1,888
Energy	—	978	109	797	13	—	1,897
Financial	—	3,283	461	4,882	409	—	9,035
Industrial and other	—	768	42	2,448	—	—	3,258
Technology	—	599	—	—	—	—	599
Total corporate bonds	—	8,505	660	8,127	427	—	17,719
Total bonds	—	19,562	2,043	19,267	3,719	—	44,591
Mortgage-backed securities	—	8,296	—	—	—	—	8,296
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,404	—	—	—	—	2,404
Redeemable preferred stock	—	8	—	—	—	—	8
Total fixed maturity securities	—	30,270	2,043	19,267	3,719	—	55,299
Equity securities	—	2,595	2,352	2,806	1,340	—	9,093
Mutual funds	1,241	10,669	3,066	15,114	195	32,689	62,974
Other invested assets	—	1,468	313	3,149	29	—	4,959
Total investments	1,241	45,002	7,774	40,336	5,283	32,689	132,325
Other assets	—	4,450	471	843	54	—	5,818
Total	$1,241	$49,452	$8,245	$41,179	$5,337	$32,689	$138,143

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)

	December 31, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,950	$1,115	$10,545	$3,017	$15	$24,642
Public utilities	—	1,090	188	—	—	7	1,285
Municipals	—	250	18	—	—	12	280
Corporate bonds:
Materials	—	245	—	—	—	1	246
Communications	—	811	15	—	—	4	830
Consumer	—	1,903	34	—	—	13	1,950
Energy	—	958	113	729	4	4	1,808
Financial	—	3,472	515	4,760	309	26	9,082
Industrial and other	—	775	46	2,231	7	2	3,061
Technology	—	518	—	—	—	2	520
Total corporate bonds	—	8,682	723	7,720	320	52	17,497
Total bonds	—	19,972	2,044	18,265	3,337	86	43,704
Mortgage-backed securities	—	9,021	—	—	—	38	9,059
ABS & CLO	—	2,145	—	—	—	17	2,162
Redeemable preferred stock	—	8	—	—	—	—	8
Total fixed maturity securities	—	31,146	2,044	18,265	3,337	141	54,933
Equity securities	—	2,830	2,324	2,353	1,200	—	8,707
Mutual funds	1,319	10,035	3,098	14,295	129	34,751	63,627
Other invested assets	—	1,398	312	2,557	43	—	4,310
Total investments	1,319	45,409	7,778	37,470	4,709	34,892	131,577
Other assets	—	6,011	453	1,295	166	2	7,927
Total	$1,319	$51,420	$8,231	$38,765	$4,875	$34,894	$139,504

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$250	$552	$10,785	$1,836	$1,664	$3,063	$28	$18,178
Capitalizations	5	37	351	172	126	4	3	698
Amortization	(6)	(16)	(205)	(120)	(91)	(54)	(2)	(494)
Effect of foreign currency translation and other, net	—	—	194	54	47	—	1	296
Balance at March 31, 2025	$249	$573	$11,125	$1,942	$1,746	$3,013	$30	$18,678

Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	4	61	361	178	128	5	3	740
Amortization	(6)	(14)	(190)	(114)	(87)	(58)	(2)	(471)
Effect of foreign currency translation and other, net	—	—	(361)	(14)	(41)	—	(3)	(419)
Balance at March 31, 2024	$256	$444	$10,674	$2,000	$1,618	$3,218	$28	$18,238

VOBA:
Balance at January 1, 2025	$—	$13	$935	$393	$94	$14	$—	$1,449
Amortization	—	(1)	(16)	(9)	(4)	(1)	—	(31)
Effect of foreign currency translation and other, net	—	—	47	16	3	—	—	66
Balance at March 31, 2025	$—	$12	$966	$400	$93	$13	$—	$1,484

Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(1)	(20)	(11)	(4)	(1)	—	(37)
Effect of foreign currency translation and other, net	—	—	(76)	(44)	(2)	—	—	(122)
Balance at March 31, 2024	$—	$15	$1,023	$442	$107	$17	$—	$1,604

Total DAC and VOBA:
Balance at March 31, 2025								$20,162
Balance at March 31, 2024								$19,842
Balance at December 31, 2024								$19,627
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Three Months Ended March 31, 2025
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	1	106	33	24	3	167
Amortization	(2)	(61)	(26)	(18)	(2)	(109)
Effect of foreign currency translation and other, net	—	6	16	19	—	41
Balance, end of period	$26	$3,127	$864	$647	$70	$4,734

	Three Months Ended March 31, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	152	37	25	3	218
Amortization	(2)	(52)	(30)	(17)	(1)	(102)
Effect of foreign currency translation and other, net	—	(31)	4	(14)	—	(41)
Balance, end of period	$30	$2,919	$1,000	$602	$61	$4,612
9. Closed Block
On April 7, 2000 (the “Demutualization Date”), Metropolitan Life Insurance Company (“MLIC”) converted from a mutual life insurance company to a stock life insurance company and became a wholly-owned subsidiary of MetLife, Inc. The conversion was pursuant to an order by the New York Superintendent of Insurance approving MLIC’s plan of reorganization, as amended (the “Plan of Reorganization”). On the Demutualization Date, MLIC established a closed block for the benefit of holders of certain individual life insurance policies of MLIC. See Note 10 to the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information on the closed block.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	March 31, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,656	$35,015
Other policy-related balances	341	315
Policyholder dividends payable	169	174
Policyholder dividend obligation	—	—
Current income tax payable	2	6
Other liabilities	940	854
Total closed block liabilities	36,108	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,103	18,958
Equity securities, at estimated fair value	10	11
Mortgage loans	5,650	5,720
Policy loans	3,776	3,829
Real estate and REJV	654	659
Other invested assets	493	512
Total investments	29,686	29,689
Cash and cash equivalents	1,016	930
Accrued investment income	368	367
Premiums, reinsurance and other receivables	41	45
Deferred income tax asset	401	470
Total assets designated to the closed block	31,512	31,501
Excess of closed block liabilities over assets designated to the closed block	4,596	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(1,001)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	178	183
Total amounts included in AOCI	(823)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,773	$3,790

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$207	$218
Net investment income	325	343
Net investment gains (losses)	(17)	(7)
Net derivative gains (losses)	(1)	5
Total revenues	514	559
Expenses
Policyholder benefits and claims	387	404
Policyholder dividends	88	90
Other expenses	18	20
Total expenses	493	514
Revenues, net of expenses before provision for income tax expense (benefit)	21	45
Provision for income tax expense (benefit)	4	10
Revenues, net of expenses and provision for income tax expense (benefit)	$17	$35
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

	March 31, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$87,408	$(40)	$1,402	$7,575	$81,195	$86,315	$(59)	$1,331	$8,213	$79,374
Foreign corporate	59,798	(6)	1,569	5,834	55,527	58,646	(18)	1,478	6,347	53,759
Foreign government	45,951	(57)	1,191	5,832	41,253	44,377	(57)	1,256	5,326	40,250
RMBS	41,371	(2)	507	2,468	39,408	37,085	(1)	314	2,977	34,421
U.S. government and agency	38,531	—	293	4,949	33,875	38,963	—	179	5,714	33,428
ABS & CLO	21,271	(7)	203	469	20,998	20,973	(9)	153	526	20,591
Municipals	11,131	—	167	1,394	9,904	11,205	—	166	1,498	9,873
CMBS	10,013	(25)	97	510	9,575	9,857	(16)	104	598	9,347
Total fixed maturity securities AFS	$315,474	$(137)	$5,429	$29,031	$291,735	$307,421	$(160)	$4,981	$31,199	$281,043
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$12,288	$48,556	$53,248	$128,624	$72,621	$315,337
Estimated fair value	$12,275	$48,436	$51,736	$109,307	$69,981	$291,735
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

	March 31, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$15,654	$1,413	$36,179	$6,139	$17,222	$1,586	$35,940	$6,599
Foreign corporate	9,410	604	24,220	5,226	10,516	709	24,454	5,625
Foreign government	7,536	680	16,082	5,149	6,462	581	16,338	4,740
RMBS	7,230	220	13,788	2,248	10,152	358	13,922	2,619
U.S. government and agency	5,446	426	14,048	4,523	9,337	687	14,082	5,027
ABS & CLO	5,567	89	4,735	380	2,840	88	5,831	436
Municipals	1,617	205	4,585	1,189	2,012	226	4,621	1,272
CMBS	1,402	38	4,451	463	1,272	39	4,788	559
Total fixed maturity securities AFS	$53,862	$3,675	$118,088	$25,317	$59,813	$4,274	$119,976	$26,877
Investment grade	$50,168	$3,525	$114,273	$24,841	$56,946	$4,132	$116,072	$26,325
Below investment grade	3,694	150	3,815	476	2,867	142	3,904	552
Total fixed maturity securities AFS	$53,862	$3,675	$118,088	$25,317	$59,813	$4,274	$119,976	$26,877
Total number of securities in an unrealized loss position	6,766		10,128		7,220		10,468
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.2 billion for the three months ended March 31, 2025 to $29.0 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2025, $476 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation, and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At March 31, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2025.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended March 31, 2025
Balance, at beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	—	—	—	1	—	7	8
Changes for securities with previously recorded ACL	7	—	—	—	1	2	10
Securities sold or exchanged	(26)	(12)	—	—	(3)	—	(41)
Balance, at end of period	$40	$6	$57	$2	$7	$25	$137
Three Months Ended March 31, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	—	(4)	—	2	2	—
Securities sold or exchanged	(53)	—	(18)	—	—	—	(71)
Balance, at end of period	$15	$2	$66	$1	$9	$20	$113

Equity Securities
The following table presents equity securities by security type:

	March 31, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$454	$185	$639	$451	$167	$618
Non-redeemable preferred stock	111	(3)	108	93	1	94
Total	$565	$182	$747	$544	$168	$712
________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	March 31, 2025			December 31, 2024
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$7,625	$1,493	$9,118	$7,398	$1,699	$9,097
FVO securities	940	667	1,607	886	689	1,575
Total	$8,565	$2,160	$10,725	$8,284	$2,388	$10,672
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2025		December 31, 2024
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$55,018	62.6%	$56,310	63.3%
Agricultural	19,088	21.7	19,313	21.7
Residential	14,783	16.8	14,189	15.9
Total amortized cost	88,889	101.1	89,812	100.9
ACL	(981)	(1.1)	(800)	(0.9)
Total mortgage loans	$87,908	100.0%	$89,012	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $7.4 billion at amortized cost ($7.1 billion commercial and $309 million agricultural) and the related ACL of $110 million, with the corresponding mortgage loan secured financing liability of $7.4 billion included in other liabilities on the consolidated balance sheet at March 31, 2025. The consolidated balance sheet at December 31, 2024 includes certain mortgage loans originated for third parties of $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) and the related ACL of $77 million, with the corresponding mortgage loan secured financing liability of $7.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability was $81 million and $94 million for the three months ended March 31, 2025 and 2024, respectively, and recorded in investment income and investment expenses, within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($850) million and ($879) million at March 31, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at March 31, 2025 was $245 million, $162 million and $130 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $249 million, $199 million and $117 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $912 million and $484 million for the three months ended March 31, 2025 and 2024, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, is as follows:

	Three Months Ended March 31,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$537	$84	$179	$800	$367	$172	$182	$721
Provision (release)	160	11	10	181	94	16	(17)	93
Charge-offs, net of recoveries	—	—	—	—	—	—	—	—
Balance, end of period	$697	$95	$189	$981	$461	$188	$165	$814
ACL Methodology
The Company records an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loans that the Company does not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. In determining the Company’s ACL, management applies significant judgment to estimate expected lifetime credit loss, including: (i) pooling mortgage loans that share similar risk characteristics, (ii) considering expected lifetime credit loss over the contractual term of its mortgage loans adjusted for expected prepayments and any extensions, and (iii) considering past events and current and forecasted economic conditions. Each of the Company’s commercial, agricultural and residential mortgage loan portfolio segments are evaluated separately. The ACL is calculated for each mortgage loan portfolio segment based on inputs unique to each loan portfolio segment. On a quarterly basis, mortgage loans within a portfolio segment that share similar risk characteristics, such as internal risk ratings or consumer credit scores, are pooled for calculation of ACL. On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), such as collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), are evaluated individually for credit loss. The ACL for loans evaluated individually are established using the same methodologies for all three portfolio segments. For example, the ACL for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost. Accordingly, the change in the estimated fair value of collateral dependent loans, which are evaluated individually for credit loss, is recorded as a change in the ACL which is recorded on a quarterly basis as a charge or credit to earnings in net investment gains (losses).

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
These mortgage loan modifications are summarized as follows:

	Three Months Ended March 31,
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$250	5	<1%	$80	Less than one year	<1%
For the three months ended March 31, 2025, all commercial mortgage loans which were modified to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended March 31, 2025, all commercial mortgage loans which were previously extended over the past 12 months were current. For the three months ended March 31, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$257	$3,281	$2,283	$2,571	$3,127	$13,166	$2,319	$27,004	49.1%
65% to 75%	—	788	492	3,135	1,775	4,684	—	10,874	19.8
76% to 80%	10	—	4	239	226	2,826	—	3,305	6.0
Greater than 80%	52	175	118	1,260	1,391	10,839	—	13,835	25.1
Total	$319	$4,244	$2,897	$7,205	$6,519	$31,515	$2,319	$55,018	100.0%
DSCR:
> 1.20x	$163	$3,557	$2,113	$6,198	$5,655	$26,957	$2,319	$46,962	85.4%
1.00x - 1.20x	—	398	452	386	716	2,343	—	4,295	7.8
<1.00x	156	289	332	621	148	2,215	—	3,761	6.8
Total	$319	$4,244	$2,897	$7,205	$6,519	$31,515	$2,319	$55,018	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$264	$762	$1,223	$2,470	$2,448	$9,176	$1,310	$17,653	92.5%
65% to 75%	—	8	51	268	316	608	80	1,331	7.0
76% to 80%	—	—	—	23	—	12	4	39	0.2
Greater than 80%	—	—	—	—	—	64	1	65	0.3
Total	$264	$770	$1,274	$2,761	$2,764	$9,860	$1,395	$19,088	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$61	$2,093	$891	$2,371	$1,778	$7,089	$—	$14,283	96.6%
Nonperforming (1)	—	27	44	92	34	303	—	500	3.4
Total	$61	$2,120	$935	$2,463	$1,812	$7,392	$—	$14,783	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $161 million and $140 million at March 31, 2025 and December 31, 2024, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both March 31, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Commercial	$972	$773	$97	$—	$1,399	$1,123
Agricultural	333	341	248	262	95	89
Residential	500	464	18	18	482	446
Total	$1,805	$1,578	$363	$280	$1,976	$1,658
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	March 31, 2025	December 31, 2024	Three Months Ended March 31,
			2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,426	$4,283	$89	$84
Other real estate	660	650	75	47
REJV	8,395	8,409	43	(121)
Total real estate and REJV	$13,481	$13,342	$207	$10
Depreciation expense on real estate investments was $29 million for both the three months ended March 31, 2025 and 2024. Real estate investments were net of accumulated depreciation of $1.1 billion and $1.0 billion at March 31, 2025 and December 31, 2024, respectively.
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
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a summary of leased real estate investments and income earned, by property type.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $688 million and $714 million at March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, income tax credits and other income tax benefits of $28 million and $37 million, respectively, and amortized expense of $23 million and $33 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.3 billion and $11.9 billion, at estimated fair value, at March 31, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	March 31, 2025	December 31, 2024
	(In millions)
Japan	$18,845	$18,886
South Korea	$6,323	$6,078
Mexico	$3,841	$3,468
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,534	$11,757	$11,642	$11,119	$11,404	$11,202
Repurchase agreements	$3,041	$2,975	$2,934	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at March 31, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Security Type	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Cash collateral liability by security type:
Securities lending:
U.S. government and agency	$3,434	$3,495	$3,472	$—	$10,401	$2,987	$4,986	$2,089	$—	$10,062
Foreign government	—	1,054	139	—	1,193	—	677	493	—	1,170
Agency RMBS	—	101	62	—	163	—	108	64	—	172
Total	$3,434	$4,650	$3,673	$—	$11,757	$2,987	$5,771	$2,646	$—	$11,404
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	March 31, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,529	$1,515
Invested assets held in trust (external reinsurance agreements) (1)	1,293	1,255
Invested assets pledged as collateral (2)	28,883	27,125
Total invested assets on deposit, held in trust and pledged as collateral	$31,705	$29,895
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.9 billion at both March 31, 2025 and December 31, 2024.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, repurchase agreements and a collateral financing arrangement (see Notes 5, 16 and 17 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 11.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $699 million at redemption value at both March 31, 2025 and December 31, 2024.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	March 31, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$707	$133	$635	$143
Renewable energy partnership (primarily other invested assets)	59	1	57	—
Total	$766	$134	$692	$143
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	March 31, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$65,608	$65,608	$60,386	$60,386
OLPI	13,285	17,572	13,529	17,991
Other invested assets	1,028	1,178	1,085	1,242
Other investments (REJV, FVO securities and mortgage loans)	1,645	1,685	1,660	1,701
Total	$81,566	$86,043	$76,660	$81,320
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
In connection with the reinsurance transaction with subsidiaries of Global Atlantic Financial Group, collateral securing the reinsurance transaction was transferred to trusts that do not have substantial equity. The Company does not have a carrying amount related to the trusts but does manage a portion of the invested assets. For managing these assets, the Company will receive an investment management fee which represents a variable interest. The Company’s maximum exposure to loss is limited to the investment management fee revenue that has been earned but not yet received. See Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information on this reinsurance transaction.
As described in Note 20, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the three months ended March 31, 2025 or 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2025	2024
	(In millions)
Fixed maturity securities AFS (1)	$3,467	$3,288
Equity securities	9	7
FVO securities	(20)	85
Mortgage loans (1)	1,139	1,194
Policy loans	107	113
Real estate and REJV	207	10
OLPI (1)	220	301
Cash, cash equivalents and short-term investments (1)	250	291
Operating joint ventures	20	22
Other	239	151
Subtotal investment income	5,638	5,462
Less: Investment expenses	526	568
Subtotal, net	5,112	4,894
Unit-linked investments	(227)	542
Net investment income	$4,885	$5,436

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$43	$68
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	(289)	580
Net realized and unrealized gains (losses) recognized in net investment income	$(246)	$648

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$(260)	$537

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$267	$210
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

	Three Months Ended March 31,
Asset Type	2025	2024
	(In millions)
Fixed maturity securities AFS	$(244)	$(85)
Equity securities	(12)	28
Mortgage loans	(192)	(86)
Real estate and REJV (excluding changes in estimated fair value)	—	35
OLPI (excluding changes in estimated fair value) (1)	(1)	(50)
Other gains (losses)	(5)	6
Subtotal	(454)	(152)
Change in estimated fair value of OLPI and REJV	3	3
Non-investment portfolio gains (losses)	64	(226)
Subtotal	67	(223)
Net investment gains (losses)	$(387)	$(375)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(301)	$(135)
Impairment (losses)	(5)	—
Recognized gains (losses):
Change in ACL recognized in earnings	(159)	(46)
Unrealized net gains (losses) recognized in earnings	14	32
Total recognized gains (losses)	(145)	(14)
Non-investment portfolio gains (losses)	64	(226)
Net investment gains (losses)	$(387)	$(375)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(10)	$31

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(1)	$—

Foreign currency gains (losses)	$75	$(45)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(301)	$(135)
Recognized in net investment income	43	68
Net realized investment gains (losses) from sales and disposals of investments	$(258)	$(67)
__________________
(1)Includes a net loss of $2 million and $43 million for the three months ended March 31, 2025 and 2024, respectively, for private equity investments sold. For the three months ended March 31, 2025 and 2024, the Company sold $43 million and $741 million, respectively, in portfolios of investments to a fund for proceeds of $41 million and

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
$698 million, respectively, in cash and receivables secured by the value of the fund. The Company’s institutional investment management business has entered into an agreement to serve as the investment manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2025	2024
	(In millions)
Proceeds	$7,241	$6,352
Gross investment gains	$86	$156
Gross investment (losses)	(351)	(312)
Realized gains (losses) on sales and disposals	(265)	(156)
Net credit loss (provision) release (change in ACL recognized in earnings)	24	71
Impairment (losses)	(3)	—
Net credit loss (provision) release and impairment (losses)	21	71
Net investment gains (losses)	$(244)	$(85)

Equity Securities
Realized gains (losses) on sales and disposals	$(22)	$(2)
Unrealized net gains (losses) recognized in earnings	10	30
Net investment gains (losses)	$(12)	$28
11. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s accounting policies for derivatives and Note 12 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,108	$990	$636	$5,188	$1,018	$666
Foreign currency swaps	Foreign currency exchange rate	1,454	23	31	1,454	33	67
Foreign currency forwards	Foreign currency exchange rate	150	—	38	150	—	41
Subtotal		6,712	1,013	705	6,792	1,051	774
Cash flow hedges:
Interest rate swaps	Interest rate	4,135	13	321	4,154	—	359
Interest rate forwards	Interest rate	5,474	85	908	4,901	56	880
Foreign currency swaps	Foreign currency exchange rate	47,175	2,913	1,742	45,879	2,858	1,877
Subtotal		56,784	3,011	2,971	54,934	2,914	3,116
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	1,086	4	11	1,553	42	—
Currency options	Foreign currency exchange rate	3,000	522	—	3,000	536	—
Subtotal		4,086	526	11	4,553	578	—
Total qualifying hedges		67,582	4,550	3,687	66,279	4,543	3,890
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	30,504	1,575	1,326	29,238	1,414	1,263
Interest rate floors	Interest rate	6,040	71	—	6,169	38	—
Interest rate caps	Interest rate	16,648	86	—	17,998	133	1
Interest rate futures	Interest rate	2,229	3	12	1,667	1	1
Interest rate options	Interest rate	34,581	181	137	34,939	210	217
Interest rate forwards	Interest rate	3,261	202	76	3,128	135	77
Synthetic GICs	Interest rate	53,796	—	—	49,599	—	—
Foreign currency swaps	Foreign currency exchange rate	10,684	1,096	185	10,708	1,192	190
Foreign currency forwards	Foreign currency exchange rate	16,192	174	1,051	13,471	47	1,277
Currency futures	Foreign currency exchange rate	308	2	—	301	1	—
Credit default swaps — purchased	Credit	2,771	8	68	2,791	14	67
Credit default swaps — written	Credit	12,096	204	3	11,764	201	5
Equity futures	Equity market	1,811	37	2	1,840	9	6
Equity index options	Equity market	13,991	306	232	12,743	233	253
Equity variance swaps	Equity market	114	—	3	114	—	3
Equity total return swaps	Equity market	1,799	107	20	1,799	41	9
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		207,825	4,052	3,115	199,269	3,669	3,369
Total		$275,407	$8,602	$6,802	$265,548	$8,212	$7,259
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	March 31, 2025			December 31, 2024
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,964	$14	$727	$8,913	$11	$768
Foreign currency exchange rate	409	6	1	378	—	2
Equity market	4,222	167	120	4,294	132	113
	$13,595	$187	$848	$13,585	$143	$883
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was $65 million and ($295) million for the three months ended March 31, 2025 and 2024, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either March 31, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$75	$42	$—	N/A
Hedged items	1	—	N/A	(79)	(40)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(10)	8	N/A	—	36	—	N/A
Hedged items	10	(6)	N/A	—	(36)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(3)	N/A	—	—	—	N/A
Subtotal	—	(1)	N/A	(4)	2	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$113
Amount of gains (losses) reclassified from AOCI into income	17	—	—	—	—	—	(17)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	121
Amount of gains (losses) reclassified from AOCI into income	2	360	—	—	—	—	(362)
Foreign currency transaction gains (losses) on hedged items	—	(358)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Subtotal	19	2	—	—	—	—	(145)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(72)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(14)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(86)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	98	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	245	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(9)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(27)	N/A	N/A	N/A	N/A
Equity derivatives (1)	17	N/A	59	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(31)	N/A	N/A	N/A	N/A
Subtotal	17	N/A	335	N/A	N/A	N/A	N/A
Earned income on derivatives	95	—	110	2	(40)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(35)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	3	N/A	N/A	N/A	N/A
Total	$131	$1	$432	$(2)	$(38)	$—	$(231)

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
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$230	$241	$—	$—
Mortgage loans	$163	$130	$—	$(1)
FPBs	$(2,563)	$(2,583)	$285	$359
PABs	$(2,386)	$(2,170)	$45	$223
__________________
(1)Includes ($90) million and ($91) million of hedging adjustments on discontinued hedging relationships at March 31, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $12 million and ($10) million for the three months ended March 31, 2025 and 2024, respectively.
At both March 31, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At March 31, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was $212 million and $357 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2025, the Company expected to reclassify ($48) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
At March 31, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.0 billion and $1.1 billion, respectively. At March 31, 2025 and December 31, 2024, the carrying amount of debt designated as a non-derivative hedging instrument was $281 million and $267 million, respectively.

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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$96	1.7	$1	$72	1.9
Credit default swaps referencing indices	65	4,126	2.0	72	4,126	2.2
Subtotal	66	4,222	2.0	73	4,198	2.2
Baa
Single name credit default swaps (3)	1	71	1.2	1	102	1.6
Credit default swaps referencing indices	118	7,436	5.2	111	7,263	4.1
Subtotal	119	7,507	5.2	112	7,365	4.1
Ba
Single name credit default swaps (3)	—	—	0.0	—	17	1.1
Credit default swaps referencing indices	1	25	1.7	2	25	2.0
Subtotal	1	25	1.7	2	42	1.6
B
Single name credit default swaps (3)	—	23	1.0	—	—	0.0
Credit default swaps referencing indices	16	304	4.4	10	144	3.7
Subtotal	16	327	4.1	10	144	3.7
Caa
Credit default swaps referencing indices	(1)	15	1.7	(1)	15	2.0
Subtotal	(1)	15	1.7	(1)	15	2.0
Total	$201	$12,096	4.0	$196	$11,764	3.4
_________________
(1)The rating agency designations are based on availability and the midpoint of the applicable ratings among Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Global Ratings (“S&P”) and Fitch Ratings Inc. If no rating is available from a rating agency, then an internally developed rating is used.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$8,527	$6,425	$8,224	$6,966
OTC-cleared (1)	181	406	135	299
Exchange-traded	42	14	11	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	8,750	6,845	8,370	7,272
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,280)	(3,280)	(3,633)	(3,633)
OTC-cleared	(18)	(18)	(5)	(5)
Exchange-traded	(10)	(10)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(2,522)	—	(2,597)	—
OTC-cleared	(141)	(380)	(126)	(289)
Exchange-traded	—	(3)	—	(6)
Securities collateral: (5)
OTC-bilateral	(2,554)	(3,139)	(1,955)	(3,325)
OTC-cleared	—	(8)	—	(4)
Exchange-traded	—	(1)	—	—
Net amount after application of master netting agreements and collateral	$225	$6	$53	$9
__________________
(1)At March 31, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $148 million and $158 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $43 million and $13 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2025 and December 31, 2024, the Company received excess cash collateral of $45 million and $26 million, respectively, and provided excess cash collateral of $86 million at both periods, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $357 million and $410 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $1.4 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $806 million and $835 million, respectively, for its OTC-cleared derivatives, and $188 million and $148 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At March 31, 2025, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
The Company’s netting agreements for derivatives generally contain provisions that require the counterparty (or its guarantor, if applicable) to maintain specified minimum credit ratings above investment grade level from Moody’s, S&P or both. In those agreements, if the credit rating of the counterparty (or its guarantor, if applicable) were to fall below the applicable minimum rating, that counterparty would be in violation of these provisions, and the Company could terminate the transactions and demand immediate settlement and payment based on reasonable valuation of the derivatives. A significant portion of the Company’s netting agreements for derivatives grant similar rights to the counterparty to terminate the transactions and demand immediate settlement and payment if the Company’s financial strength or credit rating were to fall below specified minimum levels above investment grade.
The following table presents the estimated fair value of the Company’s OTC-bilateral derivatives that were in a net liability position after considering the effect of netting agreements, together with the estimated fair value and balance sheet location of the collateral pledged.

	March 31, 2025			December 31, 2024
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,078	$67	$3,145	$3,213	$120	$3,333
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$3,797	$76	$3,873	$3,829	$124	$3,953
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance	Other liabilities	$(127)	$(163)
Fixed annuities with equity indexed returns	PABs	170	172
Total		$43	$9
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	March 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$68,622	$12,573	$81,195
Foreign corporate	—	40,588	14,939	55,527
Foreign government	—	41,196	57	41,253
RMBS	—	36,469	2,939	39,408
U.S. government and agency	16,375	17,500	—	33,875
ABS & CLO	—	19,689	1,309	20,998
Municipals	—	9,902	2	9,904
CMBS	—	9,016	559	9,575
Total fixed maturity securities AFS	16,375	242,982	32,378	291,735
Equity securities	424	75	248	747
Unit-linked and FVO securities (1)	7,365	2,185	1,175	10,725
Short-term investments (2)	4,032	1,148	9	5,189
Other investments	41	64	1,121	1,226
Derivative assets: (3)
Interest rate	3	3,203	—	3,206
Foreign currency exchange rate	2	4,706	26	4,734
Credit	—	212	—	212
Equity market	37	413	—	450
Total derivative assets	42	8,534	26	8,602
MRBs	—	—	317	317
Reinsured MRBs (4)	—	—	15	15
Separate account assets (5)	65,342	71,829	972	138,143
Total assets (6)	$93,621	$326,817	$36,261	$456,699
Liabilities
Derivative liabilities: (3)
Interest rate	$12	$3,404	$—	$3,416
Foreign currency exchange rate	—	3,053	5	3,058
Credit	—	71	—	71
Equity market	2	255	—	257
Total derivative liabilities	14	6,783	5	6,802
Embedded derivatives within liability host contracts (7)	—	—	43	43
MRBs	—	—	2,844	2,844
Separate account liabilities (5)	—	4	—	4
Total liabilities	$14	$6,787	$2,892	$9,693

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both March 31, 2025 and December 31, 2024.

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
(4)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets.
(5)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities. Separate account liabilities are set equal to the estimated fair value of separate account assets. Separate account liabilities presented in the tables above represent derivative liabilities.
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $49 million and $50 million at March 31, 2025 and December 31, 2024, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The credit risk of both the counterparty and the Company is considered in determining the estimated fair value for all OTC-bilateral and OTC-cleared derivatives, and any potential credit adjustment is based on the net exposure by the counterparty after taking into account the effects of netting agreements and collateral arrangements. The Company values its OTC-bilateral and OTC-cleared derivatives using standard swap curves which may include a spread to the risk-free rate, depending upon specific collateral arrangements. This credit spread is appropriate for those parties that execute trades at pricing levels consistent with similar collateral arrangements. As the Company and its significant derivative counterparties generally execute trades at such pricing levels and hold sufficient collateral, additional credit risk adjustments are not currently required in the valuation process. The Company’s ability to consistently execute at such pricing levels is, in part, due to the netting agreements and collateral arrangements that are in place with all of its significant derivative counterparties. An evaluation of the requirement to make additional credit risk adjustments is performed by the Company each reporting period.
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
Freestanding derivatives are principally valued using the income approach. Valuations of non-option-based derivatives utilize present value techniques, whereas valuations of option-based derivatives utilize option pricing models. Key inputs are as follows:

Instrument		Interest Rate		Foreign Currency Exchange Rate		Credit		Equity Market
Inputs common to Level 2 and Level 3 by instrument type	•	swap yield curves	•	swap yield curves	•	swap yield curves	•	swap yield curves
	•	basis curves	•	basis curves	•	credit curves	•	spot equity index levels
	•	interest rate volatility (1)	•	currency spot rates	•	recovery rates	•	dividend yield curves
			•	cross currency basis curves			•	equity volatility (1)
			•	currency volatility (1)
Level 3	•	N/A	•	swap yield curves (2)	•	N/A	•	dividend yield curves (2)
			•	basis curves (2)			•	equity volatility (1), (2)
			•	cross currency basis curves (2)			•	correlation between model inputs (1)
			•	currency correlation
			•	currency volatility (1)
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

					March 31, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	46	-	125	92	47	-	126	92	Increase
	•	Market pricing	•	Quoted prices (4)	32	-	100	96	13	-	102	95	Increase
	•	Consensus pricing	•	Offered quotes (4)	47	-	100	94	47	-	100	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	34	-	131	95	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	194	99	4	-	113	97	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	111	-	189	177	131	-	230	222	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.14%	0%	-	100%	1.14%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.14%	-	20.10%	12.86%	0.14%	-	20.10%	12.86%	Decrease (9)
				Durations 11 - 20	0.39%	-	15%	6.05%	0.39%	-	15%	6.05%	Decrease (9)
				Durations 21 - 116	0.39%	-	15%	8.20%	0.39%	-	15%	8.20%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.79%	0.20%	-	22%	0.79%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.77%	0%	-	20%	4.77%	(11)
			•	Long-term equity volatilities	14.23%	-	22.27%	18.77%	14.23%	-	22.27%	18.77%	Increase (12)
			•	Nonperformance risk spread	0.12%	-	1.56%	0.64%	0.11%	-	1.46%	0.64%	Decrease (13)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$26,505	$41	$8,639	$7	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(23)	—	3	1	15	(20)
Total realized/unrealized gains (losses) included in AOCI	423	3	40	(1)	—	—
Purchases (3)	1,314	15	1,949	2	20	106
Sales (3)	(448)	(1)	(140)	(7)	(23)	(101)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	116	—	7	—	—	—
Transfers out of Level 3 (4)	(375)	(1)	(5,691)	—	—	—
Balance, end of period	$27,512	$57	$4,807	$2	$248	$1,175
Three Months Ended March 31, 2024
Balance, beginning of period	$28,345	$51	$4,551	$—	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(11)	2	3	—	2	31
Total realized/unrealized gains (losses) included in AOCI	(372)	—	45	—	—	—
Purchases (3)	1,232	1	906	—	5	129
Sales (3)	(536)	—	(170)	—	(3)	(153)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	87	—	79	—	—	7
Transfers out of Level 3 (4)	(242)	(9)	(137)	—	—	(24)
Balance, end of period	$28,503	$45	$5,277	$—	$253	$1,093
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(1)	$—	$3	$—	$(4)	$(14)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$7	$2	$3	$—	$5	$31
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$393	$3	$40	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$(379)	$—	$42	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended March 31, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	17	(32)	5
Total realized/unrealized gains (losses) included in AOCI	(2)	—	1	—	—
Purchases (3)	10	147	—	—	42
Sales (3)	(1)	(38)	—	—	(58)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	(1)	(2)	—
Transfers into Level 3 (4)	—	—	—	—	1
Transfers out of Level 3 (4)	(3)	—	(1)	—	(8)
Balance, end of period	$9	$1,121	$21	$(43)	$972
Three Months Ended March 31, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	12	(35)	32	(28)
Total realized/unrealized gains (losses) included in AOCI	—	—	(28)	—	—
Purchases (3)	4	5	—	—	39
Sales (3)	(12)	—	—	—	(12)
Issuances (3)	—	—	(2)	—	—
Settlements (3)	—	—	71	(1)	—
Transfers into Level 3 (4)	—	179	—	—	3
Transfers out of Level 3 (4)	(5)	—	(2)	—	(7)
Balance, end of period	$14	$1,171	$(139)	$(62)	$1,142
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$—	$—	$16	$(32)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2024 (5)	$—	$13	$(34)	$32	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$(3)	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2024 (5)	$1	$—	$(20)	$—	$—
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

	March 31, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,901	$1,075
Other invested assets	$—	$63

	Three Months Ended March 31,
	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(171)	$(48)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 10.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude: cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e., time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$87,908	$—	$—	$84,675	$84,675
Policy loans	$8,663	$—	$—	$9,250	$9,250
Other invested assets	$891	$—	$698	$193	$891
Premiums, reinsurance and other receivables	$4,963	$—	$1,065	$3,825	$4,890
Other assets	$248	$—	$62	$188	$250
Liabilities
PABs	$142,851	$—	$—	$138,851	$138,851
Long-term debt	$14,689	$—	$14,276	$—	$14,276
Collateral financing arrangement	$463	$—	$—	$414	$414
Subordinated debt securities	$4,153	$—	$4,585	$—	$4,585
Other liabilities	$10,527	$—	$1,803	$8,519	$10,322
Separate account liabilities	$72,231	$—	$72,231	$—	$72,231

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,012	$—	$—	$84,217	$84,217
Policy loans	$8,545	$—	$—	$9,058	$9,058
Other invested assets	$1,202	$—	$704	$498	$1,202
Premiums, reinsurance and other receivables	$4,831	$—	$881	$3,917	$4,798
Other assets	$228	$—	$69	$167	$236
Liabilities
PABs	$139,882	$—	$—	$134,612	$134,612
Long-term debt	$15,080	$—	$14,498	$—	$14,498
Collateral financing arrangement	$476	$—	$—	$425	$425
Subordinated debt securities	$3,164	$—	$3,587	$—	$3,587
Other liabilities	$9,635	$—	$734	$8,570	$9,304
Separate account liabilities	$70,359	$—	$70,359	$—	$70,359
13. Long-term Debt
Facility Agreement for Senior Debt Issuances
In March 2025, MetLife, Inc. entered into a 30-year facility agreement (the “Facility Agreement”) with a Delaware trust (the “Trust”), upon the completion of the sale of Trust securities by the Trust for $1,250 million in private placements under Rule 144A of the Securities Act. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities (the “Strips”).
The Facility Agreement provides the Company the right to issue and sell to the Trust from time to time up to $1,250 million of its 5.740% Senior Notes due February 15, 2055 (the “5.740% Senior Notes”) in exchange for a

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt (continued)
corresponding amount of the Strips held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.2373% per annum applied to the maximum amount of senior notes that MetLife, Inc. could issue and sell to the Trust. The Company can redeem the 5.740% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At March 31, 2025, the Company had no senior note issuances under the Facility Agreement.
The Company incurred $13 million of related costs, which were capitalized in other assets and will be amortized over the term of the Facility Agreement.
14. Subordinated Debt Securities
Subordinated Debt Issuance
In March 2025, MetLife, Inc. issued $1.0 billion of subordinated debentures (the “Subordinated Debt”) due March 2055 which bear interest at a fixed rate of 6.350%, payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $12 million of related costs which will be amortized over the term of the Subordinated Debt.
The Subordinated Debt ranks higher in priority than MetLife, Inc.’s junior subordinated debt securities, and subordinate to its senior notes.
MetLife, Inc. previously entered into separate replacement capital covenants (the “RCCs”) in connection with (i) its 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), (ii) its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 and (iii) the 7.875% Fixed-to-Floating-Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust IV exchangeable into MetLife, Inc.’s 7.875% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067. The RCCs are not intended for the benefit of holders of those securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Pursuant to the terms of the RCCs, the Subordinated Debt, as of its issuance date, became Covered Debt under each RCC, and the initial Covered Debt, which consisted of the Company’s 5.70% Senior Notes due 2035, was no longer Covered Debt under the RCCs. The holders of the Subordinated Debt, as the holders of the Covered Debt under the RCCs, have irrevocably consented to the termination of the RCCs.
The 10.750% JSDs remain the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066.
15. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2025 and December 31, 2024:

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended March 31,
	2025		2024
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.355	$9	$0.420	$10
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$296.875	12
G	$19.250	19	$19.250	19
Total		$66		$67
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at March 31, 2025 (1)
	(In millions)
May 1, 2024	$3,000	$514
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at March 31, 2025 does not reflect the applicable excise tax payable.
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
For the three months ended March 31, 2025 and 2024, MetLife, Inc. repurchased 16,969,026 shares and 16,898,239 shares of its common stock, respectively, through open market purchases for $1.4 billion and $1.2 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
See Note 21 for information on a subsequent common stock repurchase authorization.
Stock-Based Compensation Plans
Performance Shares and Performance Units
The MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) expired on January 1, 2025. Although no further awards will be granted under this plan, all awards outstanding on the expiration date will continue until settlement, forfeiture, or cancellation.
Performance Shares and Performance Units granted in 2022 were among the outstanding awards on the expiration date of the 2015 Stock Plan, which were settled in the first quarter of 2025. Performance Shares are paid in shares of MetLife, Inc.’s common stock. Performance Units are payable in cash equal to the closing price of MetLife, Inc.’s common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2022 – December 31, 2024 performance period was 114.3%, which was determined within a possible range from 0% to

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
175%. This factor has been applied to the 873,665 Performance Shares and 102,582 Performance Units associated with that performance period that vested on December 31, 2024. As a result, in the first quarter of 2025, MetLife, Inc. issued 998,599 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 117,251 Performance Units (less withholding for taxes and other items, as applicable).
Beginning January 1, 2025, MetLife, Inc. grants awards under the MetLife, Inc. 2025 Stock and Incentive Compensation Plan (successor to the 2015 Stock Plan). The MetLife, Inc. 2025 Stock and Incentive Compensation Plan was approved by MetLife, Inc. common stockholders in 2024.
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	2,204	217	48	51	140	2	2,662
Deferred income tax benefit (expense)	(388)	(105)	(99)	(11)	45	—	(558)
AOCI before reclassifications, net of income tax	(17,516)	482	5,334	(31)	(6,985)	(1,440)	(20,156)
Amounts reclassified from AOCI	241	(379)	—	—	—	31	(107)
Deferred income tax benefit (expense)	(54)	76	—	—	—	(7)	15
Amounts reclassified from AOCI, net of income tax	187	(303)	—	—	—	24	(92)
Balance, end of period	$(17,329)	$179	$5,334	$(31)	$(6,985)	$(1,416)	$(20,248)

	Three Months Ended March 31, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	(3,119)	(341)	2,711	(94)	(217)	(2)	(1,062)
Deferred income tax benefit (expense)	699	76	(596)	20	(90)	—	109
AOCI before reclassifications, net of income tax	(16,926)	(82)	4,773	(47)	(6,465)	(1,448)	(20,195)
Amounts reclassified from AOCI	145	357	—	—	—	32	534
Deferred income tax benefit (expense)	(32)	(73)	—	—	—	(5)	(110)
Amounts reclassified from AOCI, net of income tax	113	284	—	—	—	27	424
Balance, end of period	$(16,813)	$202	$4,773	$(47)	$(6,465)	$(1,421)	$(19,771)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2025	2024
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(285)	$(159)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(1)	Net investment income
Unrealized investment gains (losses)	44	15	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(241)	(145)
Income tax (expense) benefit	54	32
Unrealized investment gains (losses), net of income tax	(187)	(113)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	17	8	Net investment income
Interest rate derivatives	—	2	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	1	Net investment income
Foreign currency exchange rate derivatives	360	(368)	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	379	(357)
Income tax (expense) benefit	(76)	73
Gains (losses) on cash flow hedges, net of income tax	303	(284)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(34)	(35)
Amortization of prior service (costs) credit	3	3
Amortization of defined benefit plan items, before income tax	(31)	(32)
Income tax (expense) benefit	7	5
Amortization of defined benefit plan items, net of income tax	(24)	(27)
Total reclassifications, net of income tax	$92	$(424)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Vision fee for service arrangements	$154	$146
Prepaid legal plans	161	148
Fee-based investment management	102	98
Administrative services-only contracts	74	67
Recordkeeping and administrative services (1)	36	38
Other revenue from service contracts from customers	84	80
Total revenues from service contracts from customers	611	577
Other	76	97
Total other revenues	$687	$674
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $254 million and $238 million at March 31, 2025 and December 31, 2024, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2025	2024

Amortization of DAC, VOBA and negative VOBA	$519	$502
Interest expense on debt	258	264
Direct:
Employee-related costs (1)	991	950
Third-party staffing costs	376	349
General and administrative expenses	126	148
Commissions and other variable expenses	1,547	1,503
Capitalization of DAC	(698)	(740)
Premium taxes, other taxes, and licenses & fees	161	176
Pension, postretirement and postemployment benefit costs	70	65
Total other expenses	$3,350	$3,217
__________________
(1)Includes ($23) million and ($50) million for the three months ended March 31, 2025 and 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2025		2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$37	$1	$40	$1
Interest costs	119	11	114	10
Expected return on plan assets	(110)	(14)	(115)	(14)
Amortization of net actuarial (gains) losses	42	(8)	42	(8)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$85	$(10)	$78	$(11)
18. Income Tax
For the three months ended March 31, 2025, the effective tax rate on income (loss) before provision for income tax was 30%. The Company’s effective tax rate for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, (ii) non-deductible losses, and (iii) a tax rate change in Japan, partially offset by tax benefits from (i) non-taxable investment income, (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments, and (iii) the corporate tax deduction for stock compensation.
For the three months ended March 31, 2024, the effective tax rate on income (loss) before provision for income tax was 16%. The Company’s effective tax rate for the three months ended March 31, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) the reversal of previously non-deductible losses, (ii) non-taxable investment income, (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments, and (iv) the corporate tax deduction for stock compensation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	682.3	723.2
Incremental common shares from assumed exercise or issuance of stock-based awards	4.7	5.2
Weighted average common stock outstanding - diluted	687.0	728.4
Net Income (Loss):
Net income (loss)	$950	$875
Less: Net income (loss) attributable to noncontrolling interests	5	8
Less: Preferred stock dividends	66	67
Net income (loss) available to MetLife, Inc.’s common shareholders	$879	$800
Basic	$1.29	$1.11
Diluted	$1.28	$1.10
20. Contingencies, Commitments and Guarantees
Contingencies
Litigation
The Company is a defendant in a large number of litigation matters. Putative or certified class action litigation and other litigation and claims and assessments against the Company, in addition to those discussed below and those otherwise provided for in the Company’s interim condensed consolidated financial statements, have arisen in the course of the Company’s business, including, but not limited to, in connection with its activities as an insurer, mortgage lender, employer, investor, investment advisor, broker-dealer, and taxpayer.
The Company also receives and responds to subpoenas or other inquiries seeking a broad range of information from state regulators, including state insurance commissioners; state attorneys general or other state governmental authorities; federal regulators, including the U.S. Securities and Exchange Commission; federal governmental authorities, including congressional committees; and the Financial Industry Regulatory Authority, as well as from local and national regulators and government authorities in jurisdictions outside the U.S. where the Company conducts business. The issues involved in information requests and regulatory matters vary widely, but can include inquiries or investigations concerning the Company’s compliance with applicable insurance and other laws and regulations. The Company cooperates in these inquiries.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
20. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2024 Annual Report, MLIC received approximately 2,936 asbestos-related claims in 2024. For the three months ended March 31, 2025 and 2024, MLIC received approximately 602 and 783 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
20. Contingencies, Commitments and Guarantees (continued)
The ability of MLIC to estimate its ultimate asbestos exposure is subject to considerable uncertainty, and the conditions impacting its liability can be dynamic and subject to change. The availability of reliable data is limited and it is difficult to predict the numerous variables that can affect liability estimates, including the number of future claims, the cost to resolve claims, the disease mix and severity of disease in pending and future claims, the willingness of courts to allow plaintiffs to pursue claims against MLIC when exposure to asbestos took place after the dangers of asbestos exposure were well known, and the impact of any possible future adverse verdicts and their amounts.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2025.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $1.9 billion at both March 31, 2025 and December 31, 2024.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $7.8 billion and $8.1 billion at March 31, 2025 and December 31, 2024, respectively.
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
The Company’s recorded liabilities were $19 million at both March 31, 2025 and December 31, 2024, for indemnities and guarantees.
21. Subsequent Events
Common Stock Repurchase Authorization
On April 30, 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
We are closely monitoring political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2024 Annual Report.
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2024 to promote economic stability, including lowering interest rates during the second half of the year. While rates have remained steady in 2025, labor market conditions, inflation and financial and international developments, as well as other factors, could result in policy adjustments later this year. The European Central Bank and Bank of England have also recently lowered interest rates, but forecasts for the remainder of 2025 are uncertain due to risks to economic growth, global trade and political change. The Bank of Japan raised interest rates in January 2025, taking the policy rate to its highest level since 2008.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. For a discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions taken in response to the changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2024 Annual Report.

Competitive Pressures
See “Business — Competition” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Competitive Pressures” in the 2024 Annual Report for information on our competitive position.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2024 Annual Report, as amended or supplemented here.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2021, the U.S. Department of Labor’s (the “DOL”) final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating the Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations aligned with U.S. Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Internal Revenue Code of 1986, as amended, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and in July 2024, two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL initially appealed these stay orders but has since indicated that it no longer intends to pursue those appeals and, instead, will revisit and re-evaluate the regulation and PTE amendments. Accordingly, it is unclear when, or whether, the regulation and PTE amendments will take effect.
In March 2025, Chile enacted the pension reform bill approved by the Chilean Congress in January 2025. This reform introduces structural changes to the pension system, including mandatory bidding of 10% of pension fund administrator customer portfolios every two years beginning in 2028 and the creation of a state-owned entity to manage new pay-as-you-go-contributions. The impact of this reform on our Chilean pension business continues to be evaluated, and will depend on specific regulations that are expected to be issued during the next two years.
Management of Climate Risk and ESG
In March 2025, the SEC voted to end its defense of final rules that it had adopted in March 2024 requiring registrants to provide additional climate-related information in their registration statements and annual reports, including in their financial statements.
Derivatives Regulation and Clearing of Treasury Securities
In 2023, the SEC adopted rules to require that covered clearing agencies have policies and procedures reasonably designed to require every direct participant of the agency to submit for clearing eligible secondary market transactions in U.S. Treasury securities. Following a February 25, 2025 extension by the SEC, the rule effectively requires such participants to clear eligible cash transactions in U.S. Treasury securities beginning on December 31, 2026, and clear eligible repurchase and reverse repurchase transactions in U.S. Treasury securities beginning on June 30, 2027. As a result, certain transactions between such participants and us will be required to be cleared. The rule’s potential effect on the U.S. Treasury markets is uncertain.
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report.
Acquisitions and Dispositions
Pending Acquisition of PineBridge Investments
For information regarding the Company’s pending acquisition of PineBridge Investments, a global asset manager, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Business Overview & Strategy
In the fourth quarter of 2024, MetLife and General Atlantic, L.P. (“General Atlantic”) announced the formation of a life and annuity reinsurance company, Chariot Reinsurance, Ltd. (“Chariot Re”), which is expected to launch in the first half of 2025, subject to regulatory approvals and other closing conditions. MetLife will own an equity interest in Chariot Re. MetLife is targeting ceding a block of liabilities composed of structured settlement annuity contracts and group annuity contracts associated with pension risk transfers to Chariot Re. MetLife Investment Management and General Atlantic will exclusively provide global investment management services to Chariot Re.

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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $879 million for the three months ended March 31, 2025, compared to $800 million for the three months ended March 31, 2024.
•Adjusted earnings available to common shareholders of $1.3 billion for both the three months ended March 31, 2025 and March 31, 2024.
Consolidated Results

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenues
Premiums	$11,723	$10,053
Universal life and investment-type product policy fees	1,229	1,248
Net investment income	4,885	5,436
Other revenues	687	674
Net investment gains (losses)	(387)	(375)
Net derivative gains (losses)	432	(979)
Total revenues	18,569	16,057
Expenses
Policyholder benefits and claims and policyholder dividends	11,950	10,221
Policyholder liability remeasurement (gains) losses	(31)	(22)
Market risk benefit remeasurement (gains) losses	299	(694)
Interest credited to policyholder account balances	1,647	2,290
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	519	502
Interest expense on debt	258	264
Other expenses, net of capitalization of deferred policy acquisition costs	2,573	2,451
Total expenses	17,215	15,012
Income (loss) before provision for income tax	1,354	1,045
Provision for income tax expense (benefit)	404	170
Net income (loss)	950	875
Less: Net income (loss) attributable to noncontrolling interests	5	8
Net income (loss) attributable to MetLife, Inc.	945	867
Less: Preferred stock dividends	66	67
Net income (loss) available to MetLife, Inc.’s common shareholders	$879	$800

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $79 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $12 million ($9 million, net of income tax):
•Higher losses on sales of fixed maturity securities
•Higher increase to the allowance for credit loss on mortgage loans
•Gains on sales of real estate investments in the prior period
Partially offset by:
•Gains on foreign currency transactions in the current period compared to losses in the prior period
Net Derivative Gains (Losses)(2) - Favorable change of $1.4 billion ($1.1 billion, net of income tax)(3):
•The U.S. dollar weakened against the Japanese yen in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
•Key equity indexes decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of short futures, long put options and total rate of return swaps
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver forwards, options and swaps
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $993 million ($784 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
•Key equity indexes decreased in the current period compared to increased in the prior period
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $15 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Unfavorable change in effective tax rate - 30% in the current period compared to 16% in the prior period:
•Current period effective tax rate on income before provision for income tax was 30% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦Non-deductible losses
◦Tax rate change in Japan
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
◦Corporate tax deduction for stock compensation
•Prior period effective tax rate on income before provision for income tax was 16% compared to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦The reversal of previously non-deductible losses
◦Non-taxable investment income
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
Three Months Ended March 31, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$300	$126	$489	$228	$75	$(56)	$(283)	$879
Add: Preferred stock dividends	—	—	—	—	—	—	66	66
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	1	—	2	5
Net income (loss)	300	126	489	230	76	(56)	(215)	950
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(25)	(210)	34	3	(3)	(59)	(127)	(387)
Net derivative gains (losses)	(43)	(45)	170	158	(11)	116	87	432
Premiums	4	—	—	—	—	—	—	4
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(17)	(17)	(140)	(41)	(96)	(47)	30	(328)
Other revenues	—	(19)	—	—	—	36	4	21
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	(24)	44	(67)	—	16	—	(32)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	1	(1)	—	1	(301)	1	(299)
Interest credited to policyholder account balances ("PABs")	—	—	142	(41)	96	(27)	—	170
Capitalization of deferred policy acquisition costs (" DAC")	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired ("VOBA") and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(3)	(35)	—	2	(1)	—	(32)	(69)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	18	74	(134)	(2)	7	56	4	23
Adjusted earnings	$367	$401	$374	$218	$83	$154	$(182)	$1,415
Less: Preferred stock dividends	—	—	—	—	—	—	66	66
Adjusted earnings available to common shareholders	$367	$401	$374	$218	$83	$154	$(248)	$1,349

Premiums, fees and other revenues	$6,434	$2,411	$1,681	$1,513	$668	$816	$116	$13,639
Less: adjustments to premiums, fees and other revenues	4	(19)	—	—	—	36	4	25
Adjusted premiums, fees and other revenues	$6,430	$2,430	$1,681	$1,513	$668	$780	$112	$13,614

Three Months Ended March 31, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$291	$290	$26	$42	$50	$188	$(87)	$800
Add: Preferred stock dividends	—	—	—	—	—	—	67	67
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	—	—	6	8
Net income (loss)	291	290	26	44	50	188	(14)	875
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(24)	(121)	(131)	(3)	(37)	(286)	227	(375)
Net derivative gains (losses)	53	68	(572)	(202)	(14)	(299)	(13)	(979)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(20)	(78)	232	16	263	(50)	5	368
Other revenues	—	(20)	—	—	—	39	8	27
Expenses:
Policyholder benefits and claims and policyholder dividends	—	—	67	(33)	—	19	—	53
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	12	13	—	29	640	—	694
Interest credited to PABs	—	1	(236)	(40)	(262)	(26)	—	(563)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(12)	(11)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(2)	29	230	71	(5)	(8)	(55)	260
Adjusted earnings	$284	$399	$423	$233	$77	$159	$(174)	$1,401
Less: Preferred stock dividends	—	—	—	—	—	—	67	67
Adjusted earnings available to common shareholders	$284	$399	$423	$233	$77	$159	$(241)	$1,334

Adjusted earnings available to common shareholders on a constant currency basis (1)	$284	$399	$411	$204	$73	$159	$(241)	$1,289

Premiums, fees and other revenues	$6,330	$793	$1,744	$1,496	$620	$880	$112	$11,975
Less: adjustments to premiums, fees and other revenues	—	(20)	—	—	—	39	8	27
Adjusted premiums, fees and other revenues	$6,330	$813	$1,744	$1,496	$620	$841	$104	$11,948

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,330	$813	$1,682	$1,322	$594	$841	$104	$11,686
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $1.7 billion, or 14%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $1.9 billion, or 16%, compared to the prior period primarily due to growth in the pension risk transfer business in the RIS segment.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Group Benefits	$367	$284
RIS	401	399
Asia	374	423
Latin America	218	233
EMEA	83	77
MetLife Holdings	154	159
Corporate & Other	(248)	(241)
Adjusted earnings available to common shareholders	$1,349	$1,334

Adjusted earnings available to common shareholders on a constant currency basis	$1,349	$1,289

Adjusted premiums, fees and other revenues	$13,614	$11,948
Adjusted premiums, fees and other revenues on a constant currency basis	$13,614	$11,686
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $15 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings available to common shareholders by $45 million, primarily in the Latin America and Asia segments
Market Factors - Decreased adjusted earnings available to common shareholders by $13 million:
•Higher interest credited expenses - higher average interest crediting rates on investment-type and certain insurance products, primarily in the RIS and Asia segments, as well as growth on long-duration products in the RIS segment
•Favorable change in market-sensitive policyholder liabilities in the Asia segment in the prior period
Substantially offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment and higher income on real estate investments, partially offset by lower yields on fixed income securities and lower income on derivatives
•Variable investment income increased - higher returns on real estate funds, partially offset by lower returns on private equity funds
Volume Growth - Increased adjusted earnings available to common shareholders by $40 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA and Latin America segments

Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia and Latin America segments
Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $74 million:
•Favorable mortality results, primarily in the Group Benefits segment, partially offset by lower surrender charges in the Asia segment
•Favorable change from refinements to certain insurance liabilities in both periods, primarily in the Group Benefits and MetLife Holdings segments, partially offset by favorable refinements to certain insurance liabilities in the Latin America segment in the prior period
Expenses - Decreased adjusted earnings available to common shareholders by $37 million:
•Higher legal plan utilization in the Group Benefits segment
•Higher direct expenses in the Group Benefits, Asia and EMEA segments
Partially offset by:
•Lower corporate-related expenses and lower litigation reserves in Corporate & Other

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $100 million, or 2%, compared to the prior period, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$367	$284

Adjusted premiums, fees and other revenues	$6,430	$6,330
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $83 million primarily due to the following business drivers:
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $98 million:
•Favorable mortality - primarily due to lower claims incidence and severity in our life business
•Favorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $26 million:
•Higher legal plan utilization and employee-related expenses, partially offset by a premium tax liability release, exceeded the corresponding increase in adjusted premiums, fees and other revenues
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $1.6 billion, or 199%, compared to the prior period. The increase was primarily due to growth in our pension risk transfer and United Kingdom (“U.K.”) longevity reinsurance businesses. Changes in premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$401	$399

Adjusted premiums, fees and other revenues	$2,430	$813
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $2 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $17 million:
•Increase in interest credited expenses mainly driven by higher average interest crediting rates on investment-type products and growth on long-duration products

Largely offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, largely offset by lower income on derivatives and lower yields on mortgage loans and fixed income securities
•Variable investment income increased - higher returns in real estate funds, partially offset by lower returns on private equity funds
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $20 million:
•Favorable mortality and unfavorable prior period refinements to certain insurance liabilities in our annuity businesses
Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 decreased $63 million, or 4%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $1 million, or less than 1%, compared to the prior period, as an increase in premiums in Korea was substantially offset by decreases in premiums from Japan’s accident & health and yen-denominated life products and lower fee income from Japan’s annuity and foreign currency life products.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$374	$423
Adjusted earnings on a constant currency basis	$374	$411

Adjusted premiums, fees and other revenues	$1,681	$1,744
Adjusted premiums, fees and other revenues on a constant currency basis	$1,681	$1,682
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $49 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $12 million:
•Korean won, Australian dollar, and Japanese yen weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $5 million:
•Variable investment income increased - higher returns on real estate funds, partially offset by lower returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products
•Favorable change in market-sensitive policyholder liabilities in the prior period
Volume Growth - Increased adjusted earnings by $15 million:
•Higher positive net flows resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $25 million:
•Lower surrender charges in Japan and China

•Unfavorable morbidity experience in Korea
Expenses - Decreased adjusted earnings by $14 million:
•Higher direct expenses and corporate overhead expenses
Taxes - Decreased adjusted earnings by $20 million:
•Unfavorable change in Japan - impact from a tax rate change in the current period
•Unfavorable change in Korea - tax benefits due to a tax audit settlement in the prior period
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $17 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $191 million, or 14%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$218	$233
Adjusted earnings on a constant currency basis	$218	$204

Adjusted premiums, fees and other revenues	$1,513	$1,496
Adjusted premiums, fees and other revenues on a constant currency basis	$1,513	$1,322
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $15 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $29 million:
•Mexican peso weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $8 million:
•Recurring investment income decreased - lower returns on our Chilean encaje within fair value option (“FVO”) securities, driven by a decrease in bond index returns, and lower yields on fixed income securities
Partially offset by:
•Favorable impact of higher inflation, primarily in Chile
•Variable investment income increased - higher returns on private equity funds
Volume Growth - Increased adjusted earnings by $28 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales, primarily in Mexico
Partially offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $20 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico in the prior period
Taxes - Increased adjusted earnings by $14 million:
•Income tax refund in Chile

•Tax adjustments in both periods - recurring tax item related to inflation in Chile and Mexico

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2025 increased $48 million, or 8%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $74 million, or 12%, compared to the prior period primarily due to increases in our (i) corporate solutions business in the Gulf, the U.K. and Egypt, (ii) credit life business in Turkey and Romania, and (iii) accident & health and ordinary life businesses across the region, as well as our pension business in Turkey.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$83	$77
Adjusted earnings on a constant currency basis	$83	$73

Adjusted premiums, fees and other revenues	$668	$620
Adjusted premiums, fees and other revenues on a constant currency basis	$668	$594
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $6 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $4 million:
•Turkish lira, euro and Egyptian pound weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $5 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $16 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the Gulf, the U.K. and Egypt
Underwriting and Other Insurance Adjustments - No change to adjusted earnings:
•Favorable underwriting experience across the region
Offset by:
•Favorable change from refinements to certain insurance liabilities in the prior period
Expenses - Decreased adjusted earnings by $13 million:
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings	$154	$159

Adjusted premiums, fees and other revenues	$780	$841
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $5 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $3 million:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, largely offset by higher income on real estate investments, as well as higher yields on fixed income securities and mortgage loans
Substantially offset by:
•Decrease in interest credited expenses on long-duration products
Volume Growth - Decreased adjusted earnings by $10 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings slightly:
•Unfavorable reserve refinement in the prior period, partially offset by lower fees in our annuity business in the current period
Largely offset by:
•Unfavorable morbidity experience in our long-term care business
Expenses - Increased adjusted earnings by $5 million, consistent with business run-off

Corporate & Other

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted earnings available to common shareholders	$(248)	$(241)

Adjusted premiums, fees and other revenues	$112	$104
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Business activities	$9	$6
Net investment income	78	102
Interest expense on debt	(258)	(265)
Corporate initiatives and projects	(10)	(6)
Other	(66)	(81)
Provision for income tax (expense) benefit and other tax-related items	65	70
Preferred stock dividends	(66)	(67)
Adjusted earnings available to common shareholders	$(248)	$(241)
Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Adjusted Earnings Available to Common Shareholders - Decreased $7 million primarily due to the following:
Net Investment Income - Decreased adjusted earnings available to common shareholders by $19 million:
•Recurring investment income decreased - lower yields on fixed income securities and lower average invested assets, partially offset by higher income on real estate investments
Interest Expense on Debt - Increased adjusted earnings available to common shareholders by $6 million:
•Senior note repayment at maturity in April 2024
•Decreased interest expense on surplus notes
Partially offset by:
•Senior note issuances in March 2024, June 2024 and September 2024
•Subordinated debt securities issuance in March 2025
Other - Increased adjusted earnings available to common shareholders by $12 million:
•Lower corporate-related expenses
•Lower litigation reserves
Taxes - Unfavorable change in Corporate & Other’s taxes:
• Less favorable tax adjustments related to foreign operations

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
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance with Third Parties
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties. “Reinsurance adjustments” relate to balances subject to ceded reinsurance arrangements with third parties and the related investment returns and other expenses which are passed through to the third-party reinsurers. Reinsurance adjustments, unless otherwise stated, have been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for more information about Reinsurance adjustments and reinsurance, respectively.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	March 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$879	$790
Foreign corporate	444	405
Foreign government	361	355
Residential mortgage-backed securities (“RMBS”)	325	286
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	250	201
Commercial mortgage-backed securities (“CMBS”)	187	165
Municipals	140	111
U.S. government and agency	340	78
Total fixed maturity securities AFS	2,926	2,391
Net mortgage loans:
Commercial	82	82
Residential	—	3
Net mortgage loans	82	85
Other limited partnership interests	12	11
Short-term investments, cash and cash equivalents	7	206
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$3,027	$2,693

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

	Selected Country Fixed Maturity Securities AFS at March 31, 2025
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	$99	$27	$96	$222
Ukraine	18	—	2	20
Russian Federation	14	—	—	14
Total	$131	$27	$98	$256
Investment grade %	75.7%	100.0%	55.3%	70.4%
__________________
(1)Sovereign includes government and agency.
(2)The par value, amortized cost, net of ACL, and estimated fair value of these securities were $320 million, $287 million and $256 million, respectively, at March 31, 2025.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Net investment income — GAAP	$4,885	$5,436
Investment hedge adjustments	103	176
Unit-linked investment income and Reinsurance adjustments	184	(542)
Other	41	(2)
Adjusted net investment income (1)	$5,213	$5,068
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	For the Three Months Ended March 31,
	2025		2024
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.36%	$3,259	4.38%	$3,200
Net mortgage loans (3), (4)	5.21	1,056	5.25	1,100
Real estate and real estate joint ventures	4.01	134	(2.74)	(90)
Policy loans	5.38	107	5.56	113
Equity securities	6.16	9	5.48	7
Other limited partnership interests	6.22	222	8.27	301
Cash and short-term investments	4.42	224	5.32	246
Other invested assets	—	365	—	348
Investment income	4.82	5,376	4.75	5,225
Investment fees and expenses	(0.15)	(162)	(0.14)	(157)
Net investment income including divested businesses (5)	4.67%	$5,214	4.61%	$5,068
Less: net investment income from divested businesses (5)		1		—
Adjusted net investment income		$5,213		$5,068
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
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of ($20) million and $85 million for the three months ended March 31, 2025 and 2024, respectively, and FVO securities asset carrying values are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	March 31, 2025		December 31, 2024
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$208,282	72.1%	$201,259	72.2%
Privately-placed	80,527	27.9	77,393	27.8
Total fixed maturity securities AFS excluding Reinsurance adjustments	$288,809	100.0%	$278,652	100.0%
Reinsurance adjustments	2,926		2,391
Total fixed maturity securities AFS	$291,735		$281,043
Percentage of cash and invested assets excluding Reinsurance adjustments	61.6%		60.7%
Equity securities
Publicly traded	$496	66.4%	$474	66.6%
Privately-held	251	33.6	238	33.4
Total equity securities	$747	100.0%	$712	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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
Included within fixed maturity securities AFS are structured securities, including RMBS, ABS & CLO, and CMBS (collectively, “Structured Products”). See “— Structured Products” for further information.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2024 Annual Report for further information on the processes used to value securities and the related controls.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	March 31, 2025
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$16,040	5.6%	$424	56.8%
Level 2
Independent pricing sources	$241,030	83.4%	$72	9.6%
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$241,030	83.4%	$75	10.0%
Level 3
Independent pricing sources	$28,491	9.9%	$37	5.0%
Internal matrix pricing or discounted cash flow techniques	2,675	0.9	207	27.7
Independent broker quotations	573	0.2	4	0.5
Significant unobservable inputs	$31,739	11.0%	$248	33.2%
Total at estimated fair value excluding Reinsurance adjustments	$288,809	100.0%	$747	100.0%
Reinsurance adjustments	2,926		—
Total at estimated fair value excluding Reinsurance adjustments	$291,735		$747
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at March 31, 2025: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended March 31, 2025, Level 3 fixed maturity securities AFS decreased by $2.8 billion, or 8.2%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2024 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Notes 1 and 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2024 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for non-agency RMBS and CMBS that estimate security level expected losses under a variety of economic scenarios.

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

		March 31, 2025				December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$218,417	$(18,949)	$199,468	69.1%	$212,723	$(20,624)	$192,099	68.9%
Baa	2	81,228	(4,116)	77,112	26.7	79,308	(4,963)	74,345	26.7
Subtotal investment grade		299,645	(23,065)	276,580	95.8	292,031	(25,587)	266,444	95.6
Ba	3	8,809	(135)	8,674	3.0	8,834	(154)	8,680	3.1
B	4	3,419	(221)	3,198	1.1	3,279	(244)	3,035	1.1
Caa and lower	5	342	(51)	291	0.1	478	(53)	425	0.2
In or near default	6	87	(21)	66	—	106	(38)	68	—
Subtotal below investment grade		12,657	(428)	12,229	4.2	12,697	(489)	12,208	4.4
Total fixed maturity securities AFS excluding Reinsurance adjustments		$312,302	$(23,493)	$288,809	100.0%	$304,728	$(26,076)	$278,652	100.0%
Reinsurance adjustments		3,035	(109)	2,926		2,533	(142)	2,391
Total fixed maturity securities AFS		$315,337	$(23,602)	$291,735		$307,261	$(26,218)	$281,043

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
March 31, 2025
U.S. corporate	$41,516	$33,883	$3,276	$1,426	$185	$30	$80,316
Foreign corporate	18,754	32,716	3,199	366	37	11	55,083
Foreign government	32,296	5,610	1,628	1,311	30	17	40,892
RMBS	37,452	1,419	162	37	9	4	39,083
U.S. government and agency	33,166	369	—	—	—	—	33,535
ABS & CLO	17,404	2,887	388	42	25	2	20,748
Municipals	9,560	186	18	—	—	—	9,764
CMBS	9,320	42	3	16	5	2	9,388
Total fixed maturity securities AFS excluding Reinsurance adjustments	$199,468	$77,112	$8,674	$3,198	$291	$66	$288,809
Percentage of total	69.1%	26.7%	3.0%	1.1%	0.1%	—%	100.0%
Reinsurance adjustments	2,017	867	36	—	6	—	2,926
Total fixed maturity securities AFS	$201,485	$77,979	$8,710	$3,198	$297	$66	$291,735
December 31, 2024
U.S. corporate	$40,319	$33,271	$3,458	$1,282	$222	$32	$78,584
Foreign corporate	18,419	31,264	3,157	375	124	15	53,354
Foreign government	31,927	5,078	1,529	1,302	46	13	39,895
RMBS	32,860	1,144	81	38	8	4	34,135
U.S. government and agency	32,982	368	—	—	—	—	33,350
ABS & CLO	16,927	2,993	405	38	25	2	20,390
Municipals	9,557	183	22	—	—	—	9,762
CMBS	9,108	44	28	—	—	2	9,182
Total fixed maturity securities AFS excluding Reinsurance adjustments	$192,099	$74,345	$8,680	$3,035	$425	$68	$278,652
Percentage of total	68.9%	26.7%	3.1%	1.1%	0.2%	—%	100.0%
Reinsurance adjustments	1,592	783	10	—	6	—	2,391
Total fixed maturity securities AFS	$193,691	$75,128	$8,690	$3,035	$431	$68	$281,043

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either March 31, 2025 or December 31, 2024. The top 10 holdings comprised 1% of total investments at both March 31, 2025 and December 31, 2024. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	March 31, 2025		December 31, 2024
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$30,844	22.8%	$30,381	23.1%
Consumer (cyclical and non-cyclical)	27,646	20.4	26,823	20.3
Utility	25,539	18.9	25,029	19.0
Industrial (basic, capital goods and other)	15,278	11.3	14,681	11.1
Transportation	12,597	9.3	12,208	9.3
Communications	9,659	7.1	9,536	7.2
Energy	7,726	5.7	7,411	5.6
Technology	4,569	3.4	4,359	3.3
Other	1,541	1.1	1,510	1.1
Total excluding Reinsurance adjustments	$135,399	100.0%	$131,938	100.0%
Reinsurance adjustments	1,323		1,195
Total U.S. and Foreign Corporate fixed maturity securities AFS	$136,722		$133,133
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $69.2 billion and $63.7 billion of Structured Products, at estimated fair value, at March 31, 2025 and December 31, 2024, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$25,472	65.2%	$(920)	$21,568	63.2%	$(1,370)
Pass-through mortgage-backed securities	13,611	34.8	(1,045)	12,567	36.8	(1,294)
Total RMBS excluding Reinsurance adjustments	$39,083	100.0%	$(1,965)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	325		4	286		1
Total RMBS	$39,408		$(1,961)	$34,421		$(2,663)
Risk profile
Agency	$23,692	60.6%	$(1,555)	$20,660	60.5%	$(2,058)
Non-Agency
Prime and prime investor	7,265	18.6	(267)	6,390	18.7	(374)
Non-qualified residential mortgage (“NQM”) and alternative (“Alt-A”)	1,693	4.3	(14)	1,699	5.0	(37)
Reperforming and sub-prime	3,676	9.4	(124)	3,579	10.5	(173)
Other (1)	2,757	7.1	(5)	1,807	5.3	(22)
Subtotal Non-Agency	15,391	39.4%	(410)	13,475	39.5%	(606)
Total RMBS excluding Reinsurance adjustments	$39,083	100.0%	$(1,965)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	325		$4	286		1
Total RMBS	$39,408		$(1,961)	$34,421		$(2,663)
Ratings profile
Rated Aaa and Aa	$33,847	86.6%		$29,158	85.4%
Designated NAIC 1	$37,454	95.8%		$32,860	96.3%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2024 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, prime investor, NQM, Alt-A, reperforming and sub-prime mortgage-backed securities.
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	March 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,061	9.9%	$(9)	$1,938	9.5%	$(22)
Vehicle and equipment loans	1,484	7.2	(11)	1,328	6.5	(1)
Consumer loans	1,294	6.2	(22)	1,173	5.8	(34)
Credit card	1,128	5.4	6	1,122	5.5	7
Franchise	764	3.7	(31)	816	4.0	(35)
Student loans	681	3.3	(26)	671	3.3	(37)
Other (1)	6,345	30.6	(175)	6,197	30.4	(263)
Total	13,757	66.3%	(268)	13,245	65.0%	(385)
CLO (2)	6,991	33.7%	—	7,145	35.0%	11
Total ABS & CLO excluding Reinsurance adjustments	$20,748	100.0%	$(268)	$20,390	100.0%	$(374)
Reinsurance adjustments	250		2	201		1
Total ABS & CLO	$20,998		$(266)	$20,591		$(373)
ABS ratings profile
Rated Aaa and Aa	$4,313	31.4%		$3,977	30.0%
Designated NAIC 1	$11,037	80.2%		$10,366	78.3%
CLO ratings profile
Rated Aaa and Aa	$5,149	73.7%		$5,313	74.4%
Designated NAIC 1	$6,343	90.7%		$6,386	89.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,462	45.1%		$9,290	45.6%
Designated NAIC 1	$17,380	82.8%		$16,752	82.2%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	March 31, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,936	52.5%	$(238)	$5,097	55.5%	$(325)
Single asset and single borrower	2,308	24.6	(64)	2,197	23.9	(75)
Agency	919	9.8	(99)	715	7.8	(116)
Commercial real estate collateralized loan obligations	222	2.4	(1)	249	2.7	(1)
Other	1,003	10.7	(12)	924	10.1	20
Total CMBS excluding Reinsurance adjustments	$9,388	100.0%	$(414)	$9,182	100.0%	$(497)
Reinsurance adjustments	187		1	165		3
Total CMBS	$9,575		$(413)	$9,347		$(494)
Ratings profile
Rated Aaa and Aa	$7,615	81.1%		$7,467	81.3%
Designated NAIC 1	$9,320	99.3%		$9,108	99.2%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the three months ended March 31, 2025.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $14.7 billion and $14.4 billion at March 31, 2025 and December 31, 2024, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 and Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $591 million and $433 million at March 31, 2025 and December 31, 2024, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $605 million and $443 million at March 31, 2025 and December 31, 2024, respectively.

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
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2025				December 31, 2024
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$47,890	58.8%	$589	1.2%	$48,967	59.6%	$461	0.9%
Agricultural	18,779	23.1	93	0.5%	19,030	23.1	83	0.4%
Residential	14,783	18.1	189	1.3%	14,186	17.3	179	1.3%
Total excluding Reinsurance adjustments	81,452	100.0%	871	1.1%	82,183	100.0%	723	0.9%
Reinsurance adjustments	82		—		85		—
Net mortgage loans	$81,534		$871		$82,268		$723
_________________
(1)Does not include mortgage loans originated for third parties of $7.4 billion at amortized cost ($7.1 billion commercial and $309 million agricultural) or the related ACL of $110 million at March 31, 2025, and $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) or the related ACL of $77 million at December 31, 2024.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Australia at March 31, 2025. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 16%, 9% and 6%, respectively, of total net commercial and agricultural mortgage loans at March 31, 2025. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at March 31, 2025. The carrying values of our residential mortgage loans located in California, Florida and New York were 33%, 10% and 7%, respectively, of total residential mortgage loans at March 31, 2025.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	March 31, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,677	18.1%	$8,738	17.8%
Non-U.S.	7,802	16.3	7,901	16.1
Middle Atlantic	6,877	14.4	6,938	14.2
South Atlantic	5,796	12.1	5,890	12.0
West South Central	3,214	6.7	3,228	6.6
New England	2,501	5.2	2,680	5.5
Mountain	2,455	5.1	2,317	4.7
East North Central	1,453	3.0	1,453	3.0
East South Central	481	1.0	481	1.0
West North Central	408	0.9	410	0.8
Multi-Region and Other	8,226	17.2	8,931	18.3
Total amortized cost excluding Reinsurance adjustments	$47,890	100.0%	$48,967	100.0%
Reinsurance adjustments	82		82
Total	$47,972		$49,049
Less: ACL	589		461
Carrying value, net of ACL	$47,383		$48,588
Property Type
Office	$18,134	37.9%	$18,269	37.3%
Apartment	10,549	22.0	10,472	21.4
Retail	6,502	13.6	6,612	13.5
Single Family Rental	4,844	10.1	5,355	10.9
Industrial	4,506	9.4	4,999	10.2
Hotel	3,268	6.8	3,178	6.5
Other	87	0.2	82	0.2
Total amortized cost excluding Reinsurance adjustments	47,890	100.0%	48,967	100.0%
Reinsurance adjustments	82		82
Total	$47,972		$49,049
Less: ACL	589		461
Carrying value, net of ACL	$47,383		$48,588
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 69% at both March 31, 2025 and December 31, 2024 and our average DSCR was 2.1x at both March 31, 2025 and December 31, 2024. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 46% at both March 31, 2025 and December 31, 2024. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $47.9 billion at amortized cost at March 31, 2025 by key credit quality indicators of LTV and DSCR was as follows:

	March 31, 2025
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	46.5%	2.9%	1.4%	50.8%
65% - 75%	17.3%	1.3%	0.7%	19.3%
76% - 80%	5.5%	0.1%	0.5%	6.1%
>80%	16.1%	3.7%	4.0%	23.8%
Total	85.4%	8.0%	6.6%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $18.8 billion at amortized cost at March 31, 2025 by the key credit quality indicator of LTV was as follows:

March 31, 2025
LTV	Total
<65%	92.4%
65% - 75%	7.1%
76% - 80%	0.2%
>80%	0.3%
Total	100.0%
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
The carrying value of our real estate investments was $13.5 billion and $13.3 billion at March 31, 2025 and December 31, 2024, respectively, or 2.9% of cash and invested assets at both March 31, 2025 and December 31, 2024.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.6 billion unrealized gain position at March 31, 2025.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $1 million for the three months ended March 31, 2025. There was no impairment loss recognized on our real estate investments for the three months ended March 31, 2024.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds. At March 31, 2025 and December 31, 2024, the carrying value of other limited partnership interests was $14.1 billion and $14.4 billion. Other limited partnership interests were 3.0% and 3.1% of cash and invested assets at March 31, 2025 and December 31, 2024, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2025		December 31, 2024
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$8,602	49.2%	$8,212	44.4%
Operating joint ventures	748	4.3	2,006	10.8
Company-owned life insurance policies	1,760	10.1	1,738	9.4
Annuities funding structured settlement claims	1,249	7.1	1,248	6.7
Direct financing leases	1,283	7.3	1,228	6.6
Tax credit and renewable energy partnerships	688	3.9	714	3.9
Federal Home Loan Bank of New York (“FHLBNY”) common stock	699	4.0	699	3.8
Leveraged leases	563	3.2	623	3.4
Funds withheld	435	2.5	433	2.3
Other	1,443	8.4	1,603	8.7
Total	$17,470	100.0%	$18,504	100.0%
Percentage of cash and invested assets	3.7%		4.0%
__________________
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for information regarding freestanding derivatives with positive estimated fair values, tax credit and renewable energy partnerships, annuities funding structured settlement claims, direct financing and leveraged leases, operating joint ventures, FHLBNY common stock, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at March 31, 2025 and December 31, 2024. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2025 and December 31, 2024.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months ended March 31, 2025 and 2024.
See “— Summary of Critical Accounting Estimates — Derivatives” in the 2024 Annual Report for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” in the 2024 Annual Report for more information about our use of derivatives by major hedge program.
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

Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Interim Condensed Consolidated Financial Statements:
◦Note 13 (facility agreement for senior debt issuances);
◦Note 14 (subordinated debt issuance); and
◦Note 15 (preferred stock, including the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations).
Additionally, this discussion should be read in conjunction with the following sections included in the 2024 Annual Report for additional information regarding the topics noted below:
•Notes to the Consolidated Financial Statements:
◦Note 3 (acquisitions and dispositions);
◦Note 5 (funding agreements, reported in PABs, and the related pledged collateral);
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
◦“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions”; and
◦“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings.”
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

Liquidity Management
Based upon the strength of our franchise, diversification of our businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity” included in the 2024 Annual Report.
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At March 31, 2025 and December 31, 2024, our short-term liquidity position was $20.6 billion and $18.6 billion, respectively, and liquid assets were $178.3 billion and $172.8 billion, respectively.
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

	Three Months Ended March 31,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$4,262	$2,328
Net change in PABs	1,776	1,071
Net change in payables for collateral under securities loaned and other transactions	233	50
Long-term debt issued	89	758
Subordinated debt securities issued	1,000	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	98	—
Total sources	7,458	4,207
Uses:
Investing activities, net	3,322	2,627
Long-term debt repaid	555	264
Collateral financing arrangement repaid	13	47
Derivatives with certain financing elements and other derivative-related transactions, net	71	55
Net change in mortgage loan secured financing	189	119
Treasury stock acquired in connection with share repurchases	1,411	1,172
Dividends on preferred stock	66	67
Dividends on common stock	374	377
Other, net	199	39
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	239
Total uses	6,200	5,006
Net increase (decrease) in cash and cash equivalents	$1,258	$(799)
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

Liquidity and Capital Sources
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) long-term debt; collateral financing arrangement; and subordinated debt securities; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) shelf registration statement, which permits the issuance of public debt, equity and hybrid securities and provides for automatic effectiveness upon filing and has no stated issuance capacity; and (vii) dispositions. Additional details regarding certain of our primary sources of liquidity and capital are included in the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2024 Annual Report referenced in “— Overview” and are discussed below.
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
Facility Agreement for Senior Debt Issuances
In March 2025, we expanded our sources of liquidity by entering into a 30-year facility agreement with a Delaware trust (the “Trust”) which gives the Company the right to issue and sell to the Trust from time to time up to $1,250 million of senior notes in exchange for a corresponding amount of U.S. Treasury securities. See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Credit and Committed Facilities
At March 31, 2025, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at March 31, 2025 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$296	$—	$2,704

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,482	—	414
Total Committed Facilities	$3,246	$2,832	$—	$414
Outstanding Debt
The following table summarizes our outstanding debt at:

	March 31, 2025	December 31, 2024
	(In millions)
Short-term debt (1)	$381	$465
Long-term debt (2)	$14,695	$15,086
Collateral financing arrangement	$463	$476
Subordinated debt securities (3)	$4,153	$3,164
__________________
(1)This is all short-term debt that is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $370 million and $348 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at March 31, 2025 and December 31, 2024, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in March 2025. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2025.
Liquidity and Capital Uses
The primary uses of liquidity and capital include: (i) common stock repurchases; (ii) dividends on common and preferred stock; (iii) preferred stock redemptions; (iv) debt repayments; (v) debt repurchases, redemptions and exchanges; (vi) contractual obligations, including PABs and insurance liabilities; (vii) pledged collateral; (viii) securities lending transactions, repurchase agreements and third-party custodian administered programs; (ix) mortgage loan secured financing; and (x) acquisitions. Additional details regarding certain of our primary uses of liquidity and capital are included in the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2024 Annual Report referenced in “— Overview” and are discussed below.
Common Stock and Preferred Stock Repurchases and Dividends
Among other factors that could restrict MetLife, Inc.’s ability to repurchase or pay dividends on its common stock are the “dividend stopper” provisions in MetLife, Inc.’s preferred stock and junior subordinated debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity and Capital Uses — ‘Dividend Stopper’ Provisions in MetLife’s Preferred Stock and Junior Subordinated Debentures” included in the 2024 Annual Report.
For the three months ended March 31, 2025 and 2024, MetLife, Inc. paid dividends on its preferred stock of $66 million and $67 million, respectively. For the three months ended March 31, 2025 and 2024, MetLife, Inc. paid dividends on its common stock of $374 million and $377 million, respectively.
We intend to use the net proceeds from the March 2025 subordinated debt issuance for general corporate purposes, which may include the redemption or repurchase in whole or in part of MetLife, Inc.’s 3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G.
See Note 21 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a subsequent common stock repurchase authorization.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2025 and 2024, general account surrenders and withdrawals from annuity products were $346 million and $458 million, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2025, there were funding agreements totaling $131 million that could be put back to the Company.
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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2024 Annual Report.
Liquid Assets
At March 31, 2025 and December 31, 2024, MetLife holding companies had $4.5 billion and $5.1 billion, respectively, in liquid assets. Of these amounts, $3.4 billion and $4.2 billion were held by MetLife, Inc. and $1.1 billion and $944 million were held by other MetLife holding companies at March 31, 2025 and December 31, 2024, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources — Dividends from Subsidiaries.”
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Company Outlook” included in the 2024 Annual Report for the targeted level of liquid assets at the holding companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2024 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
Liquidity and Capital Sources
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt; (iii) collateral financing arrangement and subordinated debentures; (iv) credit and committed facilities; and (v) dispositions. Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources,” the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2024 Annual Report referenced in “— Overview” and are discussed below.

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
The table below sets forth the dividends permitted to be paid in 2025 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2025:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$1,365	$2,732
American Life Insurance Company	$—	$751
Metropolitan Tower Life Insurance Company	$—	$358
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2025 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2025, some or all of such dividends may require regulatory approval.
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

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2025	December 31, 2024
	(In millions)
Long-term debt — unaffiliated	$14,018	$14,431
Long-term debt — affiliated	$1,508	$1,447
Subordinated debt securities	$3,459	$2,470
Liquidity and Capital Uses
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) common stock, preferred stock and debt repurchases and/or redemptions; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions. Additional details regarding certain of MetLife, Inc.’s primary uses of liquidity and capital are included in “— The Company — Liquidity and Capital Uses,” the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2024 Annual Report referenced in “— Overview” and are discussed below.
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
Affiliated Capital and Debt Transactions
For the three months ended March 31, 2025 and 2024, MetLife, Inc. invested a net amount of $26 million and $111 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $510 million and $285 million at March 31, 2025 and December 31, 2024, respectively.
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
Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For information relating to adjusted earnings, see “Financial Measure and Segment Accounting Policies” and “Corporate & Other” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
In addition, adjusted earnings available to common shareholders excludes the impact of preferred stock redemption premium, which is reported as a reduction to net income (loss) available to MetLife, Inc.’s common shareholders.
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s adjusted common stockholders’ equity: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income (“AOCI”) and the estimated fair value of certain ceded reinsurance-related embedded derivatives (see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information about Reinsurance adjustments), all net of income tax.
•Total MetLife, Inc.’s adjusted common stockholders’ equity, excluding total notable items: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of AOCI, the estimated fair value of certain ceded reinsurance-related embedded derivatives (see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information about Reinsurance adjustments) and total notable items, all net of income tax.
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
•Allocated equity: the portion of total MetLife, Inc.’s adjusted common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2024 Annual Report.
The above measures represent a level of equity that excludes most components of AOCI, such as unrealized investment gains (losses), net of related offsets, and future policy benefits discount rate remeasurement gains (losses), as well as the impact of certain ceded reinsurance-related embedded derivatives (see Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for information about Reinsurance adjustments), as these amounts are primarily driven by market volatility.
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
The following additional information is relevant to an understanding of our performance results and outlook:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Asia, Latin America and EMEA segments are on a constant currency basis.
•Volume growth, where cited, represents the change in certain measures of our segment results, including adjusted earnings, attributable to business growth, applying a model in which certain margins and factors are held constant, the most significant of which are underwriting margins, investment margins, changes in equity market performance, expense margins and the impact of changes in foreign currency exchange rates.
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
•Notable items reflect the unexpected impact of events that affect the Company’s results, but that were unknown and that the Company could not anticipate when it devised its business plan. Notable items also include certain items regardless of the extent anticipated in the business plan, to help investors have a better understanding of the Company’s results and to evaluate and forecast those results. Notable items represent a positive (negative) impact to adjusted earnings available to common shareholders.
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

Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2024 Annual Report for information on our risk management.
Subsequent Events
On April 30, 2025, the Company entered into a definitive agreement with Talcott Resolution Life Insurance Company, a life insurance and annuities subsidiary of Talcott Financial Group, to reinsure approximately $10.0 billion of variable annuity and rider reserves, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on both a modified coinsurance and a funds withheld basis. The transaction is expected to close in the second half of 2025 and is subject to regulatory approvals and other customary closing conditions.
See also Note 21 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a subsequent common stock repurchase authorization.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to such market risks through our insurance operations and investment activities. We use a variety of strategies to manage these risks, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2024 Annual Report. There have been no material changes to our market risk exposures from those previously disclosed in the 2024 Annual Report.

Item 4. Controls and Procedures
Management, with the participation of the CEO and CFO, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that these disclosure controls and procedures are effective.
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2024 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 — January 31, 2025	5,567,078	$84.42	5,567,078	$1,455,295,041
February 1 — February 28, 2025	5,313,977	$83.25	5,312,281	$1,013,032,930
March 1 — March 31, 2025	6,089,667	$81.94	6,089,667	$514,052,870
Total	16,970,722		16,969,026
__________________
(1)During the periods January 1 — January 31, 2025, February 1 — February 28, 2025 and March 1 — March 31, 2025, separate account index funds purchased 0 shares, 1,696 shares and 0 shares, respectively, of MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In May 2024, MetLife, Inc. announced that its Board of Directors authorized $3.0 billion of common stock repurchases. At March 31, 2025, MetLife, Inc. had $514 million of common stock repurchases remaining under the authorization. Neither the authorization remaining, nor the amount repurchased, reflects the applicable excise tax payable in connection with such repurchases. On April 30, 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2024 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	CSRD	Corporate Sustainability Reporting Directive
ABO	Accumulated Benefit Obligations	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	DAC	Deferred Policy Acquisition Costs
ACL	Allowance For Credit Loss	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
AD&D	Accidental Death and Dismemberment	Delaware Commissioner	Delaware Commissioner of Insurance
AFS	Available-For-Sale	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AI	Artificial Intelligence	DOL	U.S. Department of Labor
ALM	Asset/Liability Management	DPL	Deferred Profit Liability
Alt-A	Alternative Residential Mortgage Loans	DSCR	Debt Service Coverage Ratios
American Life	American Life Insurance Company	EEA	European Economic Area
AOCI	Accumulated Other Comprehensive Income (Loss)	EMEA	Europe, the Middle East And Africa
APBO	Accumulated Postretirement Benefit Obligation	ERC	Enterprise Risk Committee
ASO	Administrative Services-Only	ERISA	Employee Retirement Income Security Act of 1974
ASU	Accounting Standards Update	ERM	Enterprise Risk Management
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ESG	Environmental, Social and Governance
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	EU	European Union
CBIRC	The China Banking and Insurance Regulatory Commission	EU AI Act	European Union’s Artificial Intelligence Act
CCPA	California Consumer Privacy Act	Exchange Act	Securities Exchange Act of 1934
CEO	Chief Executive Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFO	Chief Financial Officer	FASB	Financial Accounting Standards Board
CFPB	Consumer Financial Protection Bureau	FCTA	Foreign Currency Translation Adjustments
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
CISO	Chief Information Security Officer	Federal Reserve Board	Board of Governors of the Federal Reserve System
CLOs	Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
CMBS	Commercial Mortgage-Backed Securities	FINRA	Financial Industry Regulatory Authority
CODM	Chief Operating Decision Maker	FIO	Federal Insurance Office
Committed Facilities	Credit Facility, as well as certain committed facilities	Fitch	Fitch Ratings Inc.
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	FPB	Future Policy Benefits
Credit Facility	Unsecured revolving credit facility	FSA	Financial Services Agency
CRO	Chief Risk Officer	FSB	Financial Stability Board
C-ROSS	China Risk Oriented Solvency System	FSOC	Financial Stability Oversight Council

FVO	Fair Value Option	Moody’s	Moody’s Investors Service, Inc.
GAAP	Accounting principles generally accepted in the United States of America	MoRe	Missouri Reinsurance, Inc.
GCC	Group Capital Calculation	MrB	MetLife Reinsurance Company of Bermuda, Ltd.
GDPR	General Data Protection Regulation	MRBs	Market Risk Benefits
General Atlantic	General Atlantic, L.P.	MRC	MetLife Reinsurance Company of Charleston
GHG	Greenhouse Gas	MrH	MetLife Reinsurance Company of Hamilton, Ltd.
GICs	Guaranteed Interest Contracts	MRV	MetLife Reinsurance Company of Vermont
GILTI	Global Intangible Low-Taxed Income	MSS	MetLife Services and Solutions, LLC
Global Atlantic	Global Atlantic Financial Group	MTL	Metropolitan Tower Life Insurance Company
GMABs	Guaranteed Minimum Accumulation Benefits	NAIC	National Association of Insurance Commissioners
GMCR	Guaranteed Minimum Crediting Rates	NAV	Net Asset Value
GMDBs	Guaranteed Minimum Death Benefits	Nebraska Director	Director of the Nebraska Department of Insurance
GMIBs	Guaranteed Minimum Income Benefits	NFRA	National Financial Regulatory Administration
GMWBs	Guaranteed Minimum Withdrawal Benefits	NGEs	Non-Guaranteed Elements
GMXBs	Guaranteed Minimum Benefits	NIFO	Net investment in a foreign operation
IAIGs	Internationally Active Insurance Groups	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
IAIS	International Association of Insurance Supervisors	NPR	Net Premium Ratio
IBNP	Incurred But Not Paid	NQM	Non-Qualified Residential Mortgage
IBNR	Incurred But Not Reported	NRSRO	Nationally Recognized Statistical Rating Organizations
IMR	Interest Maintenance Reserve	NYDFS	New York State Department of Financial Services
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	OCI	Other Comprehensive Income (Loss)
IRS	Internal Revenue Service	OLPI	Other Limited Partnership Interests
LDTI	Long-Duration Targeted Improvements	ORSA	Own Risk and Solvency Assessment
LDTI Transition Date	January 1, 2021	OTC	Over-the-Counter
LIBOR	London Interbank Offered Rate	OTC-bilateral	Bilateral contracts between two counterparties
LTV	Loan-To-Value	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	PABs	Policyholder Account Balances
MetLife Poland and Greece	Wholly-owned subsidiaries in Poland and Greece	PBO	Projected Benefit Obligation
MIM	MetLife Investment Management, LLC and certain of its affiliates	PCAOB	Public Company Accounting Oversight Board
MLIC	Metropolitan Life Insurance Company	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
PineBridge	PineBridge Investments	SSG	Structured Securities Group
PNB MetLife	PNB MetLife India Insurance Company Limited	Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio

PTE	Prohibited Transaction Exemption	Statutory Codification	Codification of Statutory Accounting Principles
RBC	Risk-Based Capital	Structured Products	RMBS, ABS & CLO and CMBS
RCC	Replacement Capital Covenant	Superintendent	New York Superintendent of Financial Services
REJV	Real Estate Joint Ventures	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
RIS	Retirement and Income Solutions	TRRs	Total Rate of Return Swaps
RMBS	Residential Mortgage-Backed Securities	U.K.	United Kingdom
ROU	Right-of-Use	U.S.	United States
S&P	Standard & Poor’s Global Ratings	ULSG	Universal and Variable Life Policies with Secondary Guarantees
SCL	Special Considerations Letter	Unit-linked and FVO Securities	Contractholder-directed equity securities and Fair Value Option securities
SEC	U.S. Securities and Exchange Commission	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders	UREV	Unearned Revenue
Series A preferred stock	Non-Cumulative Preferred Stock, Series A	VIEs	Variable Interest Entities
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	VOBA	Value of Business Acquired
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	VOCRA	Value of Customer Relationships Acquired
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	VODA	Value of Distribution Agreements
SOFR	Secured Overnight Financing Rate

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Toby S. Brown
Name: Toby S. Brown Title: Executive Vice President, Global Head of Reinsurance and Interim Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 1, 2025