Form 10-Q
period 2025-06-30
METLIFE INC
filed 2025-08-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

At July 31, 2025, 665,026,054 shares of the registrant’s common stock were outstanding.

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

Corporate Information
We encourage investors and others to frequently visit our website (www.metlife.com), including our Investor Relations web pages (https://investor.metlife.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission filings, news releases, public conference calls and webcasts, fact sheets and other documents and media. The information found on our website, including MetLife’s Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we submit to the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.
Note Regarding Reliance on Statements in Our Contracts
See “Exhibits — Note Regarding Reliance on Statements in Our Contracts” for information regarding agreements included as exhibits to this Quarterly Report on Form 10-Q.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $151 and $160, respectively); and amortized cost: $321,735 and $307,421, respectively	$298,737	$281,043
Equity securities, at estimated fair value	790	712
Contractholder-directed equity securities and fair value option securities, at estimated fair value	11,694	10,672
Mortgage loans (net of allowance for credit loss of $1,196 and $800, respectively)	86,868	89,012
Policy loans	8,664	8,545
Real estate and real estate joint ventures (includes $389 and $378, respectively, under the fair value option; $152 and $65, respectively, of real estate held-for-sale; $210 and $183, respectively, relating to variable interest entities)	14,007	13,342
Other limited partnership interests	14,279	14,378
Short-term investments, principally at estimated fair value	5,300	5,156
Other invested assets (includes $1,825 and $1,851, respectively, of leveraged and direct financing leases; $523 and $424, respectively, relating to variable interest entities)	16,352	18,504
Total investments	456,691	441,364
Cash and cash equivalents, principally at estimated fair value	22,178	20,068
Accrued investment income	3,532	3,489
Premiums, reinsurance and other receivables (includes $0 and $47, respectively, relating to variable interest entities)	31,503	29,761
Market risk benefits, at estimated fair value	352	372
Deferred policy acquisition costs and value of business acquired	20,993	19,627
Current income tax recoverable	554	295
Deferred income tax asset	2,925	2,994
Goodwill	9,142	8,901
Other assets	11,425	11,082
Separate account assets	143,175	139,504
Total assets	$702,470	$677,457
Liabilities and Equity
Liabilities
Future policy benefits	$198,965	$193,646
Policyholder account balances	232,433	221,445
Market risk benefits, at estimated fair value	2,709	2,581
Other policy-related balances	19,899	18,899
Policyholder dividends payable	367	385
Payables for collateral under securities loaned and other transactions	17,147	17,128
Short-term debt (includes $106 and $133, respectively, relating to variable interest entities)	379	465
Long-term debt	15,374	15,086
Collateral financing arrangement	438	476
Subordinated debt securities	4,153	3,164
Deferred income tax liability	430	132
Other liabilities (includes $41 and $0, respectively, relating to variable interest entities)	39,074	36,843
Separate account liabilities	143,175	139,504
Total liabilities	674,543	649,754
Contingencies, Commitments and Guarantees (Note 20)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $3,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,195,301,071 and 1,194,168,628 shares issued, respectively; 666,827,962 and 689,211,065 shares outstanding, respectively	12	12
Additional paid-in capital	33,822	33,791
Retained earnings	43,447	42,626
Treasury stock, at cost; 528,473,109 and 504,957,563 shares, respectively	(29,737)	(27,798)
Accumulated other comprehensive income (loss)	(19,859)	(21,186)
Total MetLife, Inc.’s stockholders’ equity	27,685	27,445
Noncontrolling interests	242	258
Total equity	27,927	27,703
Total liabilities and equity	$702,470	$677,457

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Premiums	$10,810	$11,628	$22,533	$21,681
Universal life and investment-type product policy fees	1,259	1,281	2,488	2,529
Net investment income	5,661	5,205	10,546	10,641
Other revenues	679	638	1,366	1,312
Net investment gains (losses)	(273)	(421)	(660)	(796)
Net derivative gains (losses)	(796)	(508)	(364)	(1,487)
Total revenues	17,340	17,823	35,909	33,880
Expenses
Policyholder benefits and claims	10,767	11,485	22,573	21,559
Policyholder liability remeasurement (gains) losses	5	(10)	(26)	(32)
Market risk benefit remeasurement (gains) losses	(277)	(182)	22	(876)
Interest credited to policyholder account balances	2,400	2,000	4,047	4,290
Policyholder dividends	146	148	290	295
Other expenses	3,319	3,180	6,669	6,397
Total expenses	16,360	16,621	33,575	31,633
Income (loss) before provision for income tax	980	1,202	2,334	2,247
Provision for income tax expense (benefit)	245	249	649	419
Net income (loss)	735	953	1,685	1,828
Less: Net income (loss) attributable to noncontrolling interests	6	7	11	15
Net income (loss) attributable to MetLife, Inc.	729	946	1,674	1,813
Less: Preferred stock dividends	31	34	97	101
Net income (loss) available to MetLife, Inc.’s common shareholders	$698	$912	$1,577	$1,712
Comprehensive income (loss)	$1,125	$(11)	$4,085	$336
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	7	8	10	17
Comprehensive income (loss) attributable to MetLife, Inc.	$1,118	$(19)	$4,075	$319

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.04	$1.28	$2.33	$2.39
Diluted	$1.03	$1.28	$2.32	$2.37

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $13 of excise tax)					(1,424)		(1,424)		(1,424)
Stock-based compensation			29				29		29
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.545)				(374)			(374)		(374)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				945			945	5	950
Other comprehensive income (loss), net of income tax						2,012	2,012	(2)	2,010
Balance at March 31, 2025	$—	$12	$33,820	$43,131	$(29,222)	$(20,248)	$27,493	$262	$27,755
Treasury stock acquired in connection with share repurchases (includes $5 of excise tax)					(515)		(515)		(515)
Stock-based compensation			2				2		2
Dividends on preferred stock				(31)			(31)		(31)
Dividends on common stock (declared per share of $0.568)				(382)			(382)		(382)
Change in equity of noncontrolling interests							—	(27)	(27)
Net income (loss)				729			729	6	735
Other comprehensive income (loss), net of income tax						389	389	1	390
Balance at June 30, 2025	$—	$12	$33,822	$43,447	$(29,737)	$(19,859)	$27,685	$242	$27,927

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $11 of excise tax)					(1,183)		(1,183)		(1,183)
Stock-based compensation			28				28		28
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.520)				(377)			(377)		(377)
Change in equity of noncontrolling interests							—	14	14
Net income (loss)				867			867	8	875
Other comprehensive income (loss), net of income tax						(529)	(529)	1	(528)
Balance at March 31, 2024	$—	$12	$33,718	$40,350	$(25,774)	$(19,771)	$28,535	$261	$28,796
Treasury stock acquired in connection with share repurchases (includes $8 of excise tax)					(863)		(863)		(863)
Stock-based compensation			22				22		22
Dividends on preferred stock				(34)			(34)		(34)
Dividends on common stock (declared per share of $0.545)				(389)			(389)		(389)
Change in equity of noncontrolling interests							—	19	19
Net income (loss)				946			946	7	953
Other comprehensive income (loss), net of income tax						(965)	(965)	1	(964)
Balance at June 30, 2024	$—	$12	$33,740	$40,873	$(26,637)	$(20,736)	$27,252	$288	$27,540
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2025 and 2024 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in) operating activities	$6,449	$5,818
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	27,503	26,840
Equity securities	54	44
Mortgage loans	6,421	4,777
Real estate and real estate joint ventures	72	298
Other limited partnership interests	504	626
Short-term investments	7,439	7,641
Purchases and originations of:
Fixed maturity securities available-for-sale	(35,502)	(31,986)
Equity securities	(48)	(64)
Mortgage loans	(4,214)	(3,545)
Real estate and real estate joint ventures	(387)	(707)
Other limited partnership interests	(650)	(574)
Short-term investments	(7,427)	(5,440)
Cash received in connection with freestanding derivatives	1,438	1,034
Cash paid in connection with freestanding derivatives	(1,959)	(2,261)
Net change in policy loans	(30)	(17)
Net change in other invested assets	557	(506)
Other, net	(74)	(127)
Net cash provided by (used in) investing activities	(6,303)	(3,967)
Cash flows from financing activities
Policyholder account balances - deposits	55,756	50,011
Policyholder account balances - withdrawals	(51,669)	(48,065)
Net change in payables for collateral under securities loaned and other transactions	(118)	385
Long-term debt issued	713	1,270
Long-term debt repaid	(558)	(1,741)
Collateral financing arrangement repaid	(38)	(82)
Subordinated debt securities issued	1,000	—
Derivatives with certain financing elements and other derivative-related transactions, net	(74)	(150)
Proceeds from mortgage loan secured financing	334	92
Repayments of mortgage loan secured financing	(672)	(419)
Treasury stock acquired in connection with share repurchases	(1,921)	(2,027)
Dividends on preferred stock	(97)	(101)
Dividends on common stock	(756)	(766)
Other, net	(231)	127
Net cash provided by (used in) financing activities	1,669	(1,466)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	295	(238)
Change in cash and cash equivalents	2,110	147
Cash and cash equivalents, beginning of period	$20,068	$20,639
Cash and cash equivalents, end of period	$22,178	$20,786

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$507	$527
Income tax	$930	$994
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$2,342
Real estate and real estate joint ventures acquired in satisfaction of debt	$186	$334
Other invested assets received in connection with the sale of other limited partnership interests	$20	$372
Consolidation of real estate and real estate joint ventures:
Increase of real estate and real estate joint ventures	$—	$134
Increase of short-term debt	$—	$113

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and investment management. MetLife is organized into six segments: Group Benefits; Retirement and Income Solutions (“RIS”); Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 for further information on the Company’s segments and Corporate & Other.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments in this update require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.
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
MetLife Holdings
The MetLife Holdings segment principally consists of operations relating to products and businesses that the Company no longer actively markets in the U.S. These include variable, universal, term and whole life insurance, variable, fixed and index-linked annuities and long-term care insurance. It also includes an in-force block of assumed variable annuity guarantees from a third party.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings for the Company’s segments excludes net investment gains (losses), net derivative gains (losses), market risk benefit (“MRB”) remeasurement gains (losses) and goodwill impairments. Further, net investment income is adjusted to exclude similar items relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
Other adjustments, which are applicable to the Company’s segments, are made in calculating adjusted earnings:
•Net investment income and interest credited to PABs exclude certain amounts related to contractholder-directed equity securities.
•Other expenses exclude (i) implementation of new insurance regulatory requirements and other costs, and (ii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests, and (ii) benefits accrued on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Net investment income and other expenses also exclude Reinsurance adjustments (as defined below).
•Other revenues include fee revenue on synthetic GICs accounted for as freestanding derivatives.
•Other revenues exclude and other expenses include fees received in connection with services provided under transition service agreements.
•“Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties, including (i) the related investment returns and expenses which are passed through to the third-party reinsurers and (ii) the corresponding invested assets and cash and cash equivalents.
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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s institutional investment management business (through which the Company provides investment management solutions to institutional investors worldwide in insurance solutions, fixed income, private capital, real estate and small to medium cap equities).
The financial measure and accounting policies used to prepare the Company’s segment results are the same as those used to prepare results for Corporate & Other. See “— Financial Measure and Segment Accounting Policies.”
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and six months ended June 30, 2025 and 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,801	$1,210	$1,278	$1,260	$626	$624
Universal life and investment-type product policy fees	240	85	399	371	84	80
Net investment income (1)	310	2,145	1,210	445	61	964
Other revenues	405	60	22	3	9	36

Expenses
Policyholder benefits and claims and policyholder dividends	5,161	2,043	1,051	1,216	309	1,164
Policyholder liability remeasurement (gains) losses	(4)	1	(12)	—	4	16
Interest credited to PABs	43	878	757	96	20	90
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	7	18	223	137	88	53
Interest expense on debt	1	3	—	4	—	3
Direct and allocated expenses	503	80	304	143	111	158
Other segment expenses (2)	538	19	91	166	120	43
Provision for income tax expense (benefit)	107	90	145	84	28	33
Adjusted earnings	$400	$368	$350	$233	$100	$144

Three Months Ended June 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,599	$2,448	$1,216	$1,122	$536	$692
Universal life and investment-type product policy fees	229	73	434	373	77	94
Net investment income (1)	313	2,117	1,167	398	54	1,016
Other revenues	382	61	18	11	8	37

Expenses
Policyholder benefits and claims and policyholder dividends	4,780	3,248	988	1,018	265	1,252
Policyholder liability remeasurement (gains) losses	2	(23)	(4)	(3)	1	17
Interest credited to PABs	48	838	657	115	17	106
Other expenses:
Amortization of DAC, VOBA and negative VOBA	7	16	202	129	81	57
Interest expense on debt	1	3	—	4	—	3
Direct and allocated expenses	490	74	272	145	104	156
Other segment expenses (2)	521	25	95	185	109	60
Provision for income tax expense (benefit)	141	108	176	85	21	35
Adjusted earnings	$533	$410	$449	$226	$77	$153

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$11,564	$3,494	$2,538	$2,424	$1,208	$1,281
Universal life and investment-type product policy fees	473	170	805	711	162	166
Net investment income (1)	625	4,312	2,416	852	119	1,953
Other revenues	839	121	37	12	17	73

Expenses
Policyholder benefits and claims and policyholder dividends	10,344	5,164	2,088	2,307	586	2,364
Policyholder liability remeasurement (gains) losses	(22)	(14)	(23)	(3)	4	32
Interest credited to PABs	87	1,737	1,468	194	37	178
Other expenses:
Amortization of DAC, VOBA and negative VOBA	13	35	439	266	182	108
Interest expense on debt	1	6	—	8	—	6
Direct and allocated expenses	1,027	165	610	278	220	326
Other segment expenses (2)	1,080	46	183	342	240	92
Provision for income tax expense (benefit)	204	189	307	156	54	69
Adjusted earnings	$767	$769	$724	$451	$183	$298

Six Months Ended June 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$11,310	$3,123	$2,513	$2,237	$1,072	$1,405
Universal life and investment-type product policy fees	451	148	860	743	154	172
Net investment income (1)	628	4,206	2,275	784	108	2,026
Other revenues	779	124	39	22	15	87

Expenses
Policyholder benefits and claims and policyholder dividends	10,016	4,719	2,055	2,001	523	2,503
Policyholder liability remeasurement (gains) losses	(1)	(22)	(36)	(11)	1	37
Interest credited to PABs	96	1,634	1,304	229	36	209
Other expenses:
Amortization of DAC, VOBA and negative VOBA	13	31	407	254	171	116
Interest expense on debt	1	7	—	7	—	7
Direct and allocated expenses	995	154	554	285	205	321
Other segment expenses (2)	1,015	56	196	379	212	113
Provision for income tax expense (benefit)	216	213	335	183	47	72
Adjusted earnings	$817	$809	$872	$459	$154	$312
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Group Benefits	—%	—%	—%	1%
RIS	4%	4%	5%	4%
Asia	10%	12%	10%	10%
MetLife Holdings	3%	5%	4%	5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
(2)Includes pension, postretirement and postemployment benefit costs; premium taxes, other taxes, and licenses & fees; and commissions and other variable expenses. This line item is net of capitalization of DAC.
The Company does not report total assets by segment, as this metric is not used to allocate resources or evaluate segment performance.
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Total segment adjusted earnings	$1,595	$1,848	$3,192	$3,423
Corporate & Other	(202)	(186)	(384)	(360)
Total consolidated adjusted earnings	1,393	1,662	2,808	3,063
Net investment gains (losses)	(273)	(421)	(660)	(796)
Net derivative gains (losses)	(796)	(508)	(364)	(1,487)
MRB remeasurement gains (losses)	277	182	(22)	876
Investment hedge adjustments	(102)	(172)	(205)	(348)
Other	41	(60)	(90)	(10)
Provision for income tax (expense) benefit	195	270	218	530
Net income (loss)	$735	$953	$1,685	$1,828

Segment revenues:
Group	$6,756	$6,523	$13,501	$13,168
RIS	3,500	4,699	8,097	7,601
Asia	2,909	2,835	5,796	5,687
Latin America	2,079	1,904	3,999	3,786
EMEA	780	675	1,506	1,349
MetLife Holdings	1,704	1,839	3,473	3,690
Total segment revenues	17,728	18,475	36,372	35,281
Net investment gains (losses)	(273)	(421)	(660)	(796)
Net derivative gains (losses)	(796)	(508)	(364)	(1,487)
Investment hedge adjustments	(102)	(172)	(205)	(348)
Unit-linked investment income and Reinsurance adjustments	545	219	361	761
Other	238	230	405	469
Total consolidated revenues	$17,340	$17,823	$35,909	$33,880
3. Acquisition
Pending Acquisition of PineBridge Investments
In December 2024, the Company entered into a definitive agreement to acquire PineBridge Investments (“PineBridge”), a global asset manager, which upon close of the transaction will be part of MetLife Investment Management, the institutional investment management business of MetLife, Inc. The acquisition excludes PineBridge’s private equity funds group business and its joint venture in China. The transaction is comprised of $800 million in cash at closing, $200 million subject to achieving certain 2025 financial metrics and $200 million subject to a multi-year earnout. This transaction is expected to close by the end of 2025, subject to regulatory approvals and other customary closing conditions.

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
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$68,193	$66,262
Asia:
Whole and term life & endowments	11,844	11,167
Accident & health	9,395	9,406
Latin America - Fixed annuities	10,964	9,600
MetLife Holdings - Long-term care	14,803	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,812	3,780
Asia:
Whole and term life & endowments	899	759
Accident & health	981	849
Latin America - Fixed annuities	531	498
Additional Insurance Liabilities:
Asia:
Variable life	1,188	1,108
Universal and variable universal life	386	355
MetLife Holdings - Universal and variable universal life	2,567	2,496
MetLife Holdings - Participating life	47,872	48,485
Other long-duration (1)	11,012	10,712
Short-duration and other	14,518	13,632
Total	$198,965	$193,646
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

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(39)	(25)
Adjusted balance	(39)	(25)
Issuances	2,769	4,206
Net premiums collected	(2,730)	(4,181)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$66,621	$64,515

Balance, beginning of period, at original discount rate	$69,643	$64,737
Effect of actual variances from expected experience (1)	(100)	(93)
Adjusted balance	69,543	64,644
Issuances	2,797	4,328
Interest accrual	1,676	1,526
Benefit payments	(3,288)	(2,976)
Effect of foreign currency translation	27	—
Ending balance at original discount rate	70,755	67,522
Effect of changes in discount rate assumptions	(2,280)	(2,847)
Balance, end of period, at current discount rate at balance sheet date	68,475	64,675

Cumulative amount of fair value hedging adjustments	(282)	(337)
Net liability for FPBs	68,193	64,338
Less: Reinsurance recoverables	2,207	1,933
Net liability for FPBs, net of reinsurance	$65,986	$62,405

Undiscounted - Expected future benefit payments	$128,551	$123,752
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$68,475	$64,675
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.9%	4.7%
Weighted-average current discount rate at balance sheet date	5.5%	5.6%
_________________
(1)For the six months ended June 30, 2025 and 2024, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $46 million and $49 million, respectively.
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
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,023	$4,561

Balance, beginning of period, at original discount rate	$4,286	$4,793
Effect of actual variances from expected experience	(44)	(33)
Adjusted balance	4,242	4,760
Issuances	290	269
Interest accrual	39	34
Net premiums collected	(313)	(304)
Effect of foreign currency translation	340	(507)
Ending balance at original discount rate	4,598	4,252
Effect of changes in discount rate assumptions	(332)	(277)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(25)	30
Balance, end of period, at current discount rate at balance sheet date	$4,241	$4,005

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$15,190	$17,435

Balance, beginning of period, at original discount rate	$15,252	$17,198
Effect of actual variances from expected experience	(43)	(33)
Adjusted balance	15,209	17,165
Issuances	290	269
Interest accrual	188	183
Benefit payments	(482)	(484)
Effect of foreign currency translation	1,286	(1,813)
Ending balance at original discount rate	16,491	15,320
Effect of changes in discount rate assumptions	(433)	(131)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	27	76
Balance, end of period, at current discount rate at balance sheet date	16,085	15,265

Net liability for FPBs	11,844	11,260
Less: Amount due to reinsurer	(2)	(1)
Net liability for FPBs, net of reinsurance	$11,846	$11,261

Undiscounted:
Expected future gross premiums	$9,474	$8,363
Expected future benefit payments	$27,843	$25,574
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,837	$7,140
Expected future benefit payments	$16,085	$15,265
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.6%	2.6%
Weighted-average current discount rate at balance sheet date	3.0%	2.8%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$17,203	$19,835

Balance, beginning of period, at original discount rate	$18,820	$21,232
Effect of actual variances from expected experience (1)	(200)	292
Adjusted balance	18,620	21,524
Issuances	636	551
Interest accrual	113	110
Net premiums collected	(939)	(928)
Effect of foreign currency translation and other - net	1,836	(2,496)
Ending balance at original discount rate	20,266	18,761
Effect of changes in discount rate assumptions	(2,204)	(1,720)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(161)	187
Balance, end of period, at current discount rate at balance sheet date	$17,901	$17,228

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$26,565	$30,480

Balance, beginning of period, at original discount rate	$32,838	$36,010
Effect of actual variances from expected experience (1)	(208)	331
Adjusted balance	32,630	36,341
Issuances	635	551
Interest accrual	239	232
Benefit payments	(647)	(614)
Effect of foreign currency translation and other - net	3,064	(4,161)
Ending balance at original discount rate	35,921	32,349
Effect of changes in discount rate assumptions	(8,209)	(6,761)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(572)	750
Balance, end of period, at current discount rate at balance sheet date	27,140	26,338

Cumulative impact of flooring the future policyholder benefits reserve	156	79
Net liability for FPBs	9,395	9,189
Less: Reinsurance recoverables	132	143
Net liability for FPBs, net of reinsurance	$9,263	$9,046

Undiscounted:
Expected future gross premiums	$40,090	$36,531
Expected future benefit payments	$47,275	$42,531
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$30,717	$29,420
Expected future benefit payments	$27,140	$26,338
Weighted-average duration of the liability	21 years	23 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	3.2%	2.8%
__________________
(1)For the six months ended June 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident and health products of ($6) million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	—	—
Adjusted balance	—	—
Issuances	740	494
Interest accrual	2	5
Net premiums collected	(742)	(499)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,600	$9,637

Balance, beginning of period, at original discount rate	$9,133	$9,249
Effect of actual variances from expected experience (1)	(1)	(9)
Adjusted balance	9,132	9,240
Issuances	778	509
Interest accrual	181	167
Benefit payments	(389)	(339)
Inflation adjustment	216	184
Effect of foreign currency translation	621	(691)
Ending balance at original discount rate	10,539	9,070
Effect of changes in discount rate assumptions	397	(28)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	28	(22)
Balance, end of period, at current discount rate at balance sheet date	10,964	9,020

Net liability for FPBs	$10,964	$9,020

Undiscounted - Expected future benefit payments	$15,671	$13,648
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$10,964	$9,020
Weighted-average duration of the liability	10 years	10 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.6%
Weighted-average current discount rate at balance sheet date	3.1%	3.7%
__________________
(1)For the six months ended June 30, 2024, the net effect of actual variances from expected experience was not offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products primarily due to the variance coming from cohorts with no DPL.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of actual variances from expected experience	(3)	13
Adjusted balance	5,565	5,579
Interest accrual	141	141
Net premiums collected	(280)	(286)
Ending balance at original discount rate	5,426	5,434
Effect of changes in discount rate assumptions	(6)	(80)
Balance, end of period, at current discount rate at balance sheet date	$5,420	$5,354

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of actual variances from expected experience	26	31
Adjusted balance	21,050	20,525
Interest accrual	553	540
Benefit payments	(452)	(421)
Ending balance at original discount rate	21,151	20,644
Effect of changes in discount rate assumptions	(928)	(835)
Balance, end of period, at current discount rate at balance sheet date	20,223	19,809

Net liability for FPBs	$14,803	$14,455

Undiscounted:
Expected future gross premiums	$10,269	$10,280
Expected future benefit payments	$44,566	$44,653
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,870	$6,715
Expected future benefit payments	$20,223	$19,809
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%
Rollforwards - Additional Insurance Liabilities
The Company establishes additional insurance liabilities for annuitization, death or other insurance benefits for variable life, universal life, and variable universal life contract features whereby the Company guarantees to the contractholder either a secondary guarantee or a guaranteed paid-up benefit. The policy can remain in force, even if the base policy account value is zero, as long as contractual secondary guarantee requirements have been met.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature whereby the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2025	2024	2025	2024
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,108	$1,258	$355	$424
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	10	(14)
Balance, beginning of period, before AOCI adjustment	1,108	1,258	345	438
Effect of actual variances from expected experience	(6)	(14)	(4)	(32)
Adjusted balance	1,102	1,244	341	406
Assessments accrual	(2)	(2)	—	—
Interest accrual	9	9	3	3
Excess benefits paid	(19)	(23)	—	—
Effect of foreign currency translation and other, net	98	(154)	31	(53)
Balance, end of period, before AOCI adjustment	1,188	1,074	375	356
Add: AOCI adjustment	—	—	11	(2)
Balance, end of period	$1,188	$1,074	$386	$354

Weighted-average duration of the liability	16 years	16 years	42 years	43 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,496	$2,362
Less: AOCI adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	2,513	2,376
Effect of actual variances from expected experience	18	28
Adjusted balance	2,531	2,404
Assessments accrual	54	51
Interest accrual	68	65
Excess benefits paid	(71)	(70)
Balance, end of period, before AOCI adjustment	2,582	2,450
Add: AOCI adjustment	(15)	(16)
Balance, end of period	2,567	2,434
Less: Reinsurance recoverables	2,230	2,117
Balance, end of period, net of reinsurance	$337	$317

Weighted-average duration of the liability	15 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	Six Months Ended June 30,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$2,799	$1,676	$4,246	$1,526
Asia:
Whole and term life & endowments	600	149	564	149
Accident & health	1,561	126	1,551	122
Latin America - Fixed annuities	742	179	499	162
MetLife Holdings - Long-term care	359	412	362	399
Deferred Profit Liabilities:
RIS - Annuities	N/A	91	N/A	88
Asia:
Whole and term life & endowments	N/A	21	N/A	17
Accident & health	N/A	11	N/A	9
Latin America - Fixed annuities	N/A	10	N/A	10
Additional Insurance Liabilities:
Asia:
Variable life	72	9	55	9
Universal and variable universal life	1	3	(33)	3
MetLife Holdings - Universal and variable universal life	317	68	334	65
Other long-duration	2,476	243	2,132	239
Total	$8,927	$2,998	$9,710	$2,798
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$16,118	$16,468
Less: Reinsurance recoverables	2,790	2,592
Net balance, beginning of period	13,328	13,876
Incurred related to:
Current period	14,590	13,420
Prior periods (1)	138	99
Total incurred	14,728	13,519
Paid related to:
Current period	(9,127)	(8,723)
Prior periods	(4,763)	(4,921)
Total paid	(13,890)	(13,644)
Net balance, end of period	14,166	13,751
Add: Reinsurance recoverables	3,022	2,762
Balance, end of period (included in FPBs and other policy-related balances)	$17,188	$16,513
__________________
(1)For the six months ended June 30, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which includes accrued interest credited, but excludes the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,605	$7,632
RIS:
Capital markets investment products and stable value GICs	66,557	63,715
Annuities and risk solutions	22,191	20,699
Asia:
Universal and variable universal life	53,564	50,801
Fixed annuities	41,419	38,421
EMEA - Variable annuities	2,376	2,337
MetLife Holdings:
Annuities	9,625	10,142
Life and other	10,849	11,132
Other	18,247	16,566
Total	$232,433	$221,445

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,632	$7,692
Deposits	1,860	1,959
Policy charges	(336)	(327)
Surrenders and withdrawals	(1,634)	(1,767)
Benefit payments	(5)	(6)
Net transfers from (to) separate accounts	1	(3)
Interest credited	87	96
Balance, end of period	$7,605	$7,644

Weighted-average annual crediting rate	2.3%	2.5%

At period end:
Cash surrender value	$7,540	$7,584
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$267,754	$264,497

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$479	$76	$779	$4,113	$5,447
Equal to or greater than 2% but less than 4%	1,204	95	60	—	1,359
Equal to or greater than 4%	687	26	3	50	766
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	33
Total	$2,370	$197	$842	$4,163	$7,605

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$157	$819	$4,574	$5,550
Equal to or greater than 2% but less than 4%	1,217	9	59	1	1,286
Equal to or greater than 4%	697	—	39	34	770
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	38
Total	$1,914	$166	$917	$4,609	$7,644
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$63,715	$64,140
Deposits	42,621	37,608
Surrenders and withdrawals	(42,716)	(37,540)
Interest credited	1,202	1,180
Effect of foreign currency translation and other, net	1,735	(443)
Balance, end of period	$66,557	$64,945

Weighted-average annual crediting rate	3.8%	3.7%
Cash surrender value at period end	$1,268	$1,850

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,591	$2,591
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	63,966
Total	$—	$—	$—	$2,591	$66,557

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,647	$2,647
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,298
Total	$—	$—	$—	$2,647	$64,945
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$20,699	$17,711
Deposits	1,983	1,467
Policy charges	(98)	(63)
Surrenders and withdrawals	(307)	(189)
Benefit payments	(541)	(471)
Net transfers from (to) separate accounts	(4)	20
Interest credited	441	360
Other	18	(38)
Balance, end of period	$22,191	$18,797

Weighted-average annual crediting rate	4.2%	4.0%

At period end:
Cash surrender value	$10,183	$8,209
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$46,678	$43,702

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,817	$2,825
Equal to or greater than 2% but less than 4%	164	57	449	1,203	1,873
Equal to or greater than 4%	4,155	11	423	6	4,595
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,898
Total	$4,319	$68	$880	$4,026	$22,191

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,048	$2,067
Equal to or greater than 2% but less than 4%	201	35	109	421	766
Equal to or greater than 4%	4,239	—	397	5	4,641
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	11,323
Total	$4,440	$35	$525	$2,474	$18,797

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$50,801	$49,739
Deposits	2,817	3,146
Policy charges	(482)	(545)
Surrenders and withdrawals	(1,336)	(1,736)
Benefit payments	(292)	(234)
Interest credited	783	744
Effect of foreign currency translation and other, net	1,273	(1,885)
Balance, end of period	$53,564	$49,229

Weighted-average annual crediting rate	3.1%	3.1%

At period end:
Cash surrender value	$46,520	$43,078
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$86,369	$88,255

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$10,673	$24	$245	$1,813	$12,755
Equal to or greater than 2% but less than 4%	7,575	15,942	5,047	11,063	39,627
Equal to or greater than 4%	232	—	—	—	232
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	950
Total	$18,480	$15,966	$5,292	$12,876	$53,564

June 30, 2024
Equal to or greater than 0% but less than 2%	$9,431	$18	$230	$1,281	$10,960
Equal to or greater than 2% but less than 4%	7,413	15,613	5,486	8,989	37,501
Equal to or greater than 4%	242	—	—	—	242
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	526
Total	$17,086	$15,631	$5,716	$10,270	$49,229
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$38,421	$36,863
Deposits	3,738	3,412
Policy charges	(2)	(1)
Surrenders and withdrawals	(828)	(1,645)
Benefit payments	(936)	(1,174)
Interest credited	601	509
Effect of foreign currency translation and other, net	425	(335)
Balance, end of period	$41,419	$37,629

Weighted-average annual crediting rate	3.1%	2.8%

At period end:
Cash surrender value	$36,270	$32,555
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$1	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$293	$457	$4,443	$35,016	$40,209
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,206
Total	$293	$461	$4,443	$35,016	$41,419

June 30, 2024
Equal to or greater than 0% but less than 2%	$394	$487	$5,486	$30,060	$36,427
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,197
Total	$394	$492	$5,486	$30,060	$37,629
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the U.K. was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$2,337	$2,720
Deposits	1	2
Policy charges	(26)	(30)
Surrenders and withdrawals	(117)	(142)
Benefit payments	(64)	(61)
Interest credited (1)	34	87
Effect of foreign currency translation and other, net	211	(24)
Balance, end of period	$2,376	$2,552

Weighted-average annual crediting rate	2.9%	6.8%

At period end:
Cash surrender value	$2,376	$2,552
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$451	$410
At annuitization or exercise of other living benefits	$577	$529
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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$10,142	$11,537
Deposits	86	86
Policy charges	(5)	(7)
Surrenders and withdrawals	(670)	(903)
Benefit payments	(191)	(211)
Net transfers from (to) separate accounts	106	58
Interest credited	156	183
Other	1	4
Balance, end of period	$9,625	$10,747

Weighted-average annual crediting rate	3.2%	3.4%

At period end:
Cash surrender value	$9,074	$10,154
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,447	$2,541
At annuitization or exercise of other living benefits	$732	$707
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$29	$25	$492	$66	$612
Equal to or greater than 2% but less than 4%	2,759	4,214	475	102	7,550
Equal to or greater than 4%	714	380	7	—	1,101
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	362
Total	$3,502	$4,619	$974	$168	$9,625

June 30, 2024
Equal to or greater than 0% but less than 2%	$4	$195	$446	$38	$683
Equal to or greater than 2% but less than 4%	1,049	6,760	472	198	8,479
Equal to or greater than 4%	759	404	24	—	1,187
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	398
Total	$1,812	$7,359	$942	$236	$10,747
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,132	$11,641
Deposits	397	381
Policy charges	(336)	(347)
Surrenders and withdrawals	(491)	(523)
Benefit payments	(79)	(76)
Net transfers from (to) separate accounts	24	19
Interest credited	200	211
Other	2	(3)
Balance, end of period	$10,849	$11,303

Weighted-average annual crediting rate	3.7%	3.7%

At period end:
Cash surrender value	$10,304	$10,863
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$62,364	$65,885
__________________
(1)Including offsets from reinsurance, the net amount at risk at both June 30, 2025 and 2024 would be reduced by 99%.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$13	$46	$59
Equal to or greater than 2% but less than 4%	3,902	176	628	144	4,850
Equal to or greater than 4%	4,882	397	1	22	5,302
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	638
Total	$8,784	$573	$642	$212	$10,849

June 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$18	$54	$72
Equal to or greater than 2% but less than 4%	4,242	172	270	540	5,224
Equal to or greater than 4%	4,960	124	407	15	5,506
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,202	$296	$695	$609	$11,303
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$191	$191	$—	$178	$178
MetLife Holdings - Annuities	210	2,424	2,214	231	2,300	2,069
Other	142	94	(48)	141	103	(38)
Total	$352	$2,709	$2,357	$372	$2,581	$2,209

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$178	$203

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$179	$205
Attributed fees collected	2	2
Benefit payments	(7)	(6)
Effect of changes in interest rates	2	4
Actual policyholder behavior different from expected behavior	—	(1)
Effect of foreign currency translation and other, net	16	(26)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	192	178
Cumulative effect of changes in the instrument-specific credit risk	(1)	(1)
Balance, end of period	$191	$177

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$129	$111
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
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
MetLife Holdings - Annuities
The MetLife Holdings segment’s variable annuity products offer contract features whereby the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantees contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. This segment also includes an in-force block of assumed variable annuity guarantees from a third party. Information regarding MetLife Holdings annuity products (including assumed reinsurance) was as follows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,722

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,992	$2,772
Attributed fees collected	167	179
Benefit payments	(46)	(45)
Effect of changes in interest rates	23	(556)
Effect of changes in capital markets	(195)	(372)
Effect of changes in equity index volatility	(4)	26
Actual policyholder behavior different from expected behavior	141	132
Effect of foreign currency translation and other, net	75	5
Effect of changes in risk margin	(2)	(62)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,151	2,079
Cumulative effect of changes in the instrument-specific credit risk	61	76
Effect of foreign currency translation on the cumulative instrument-specific credit risk	2	(2)
Balance, end of period	$2,214	$2,153

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,452	$2,544
At annuitization or exercise of other living benefits	$724	$671
Weighted-average attained age of contractholders:
In the event of death	72 years	71 years
At annuitization or exercise of other living benefits	72 years	70 years
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

	Six Months Ended June 30,
	2025	2024
	(In millions)
Balance, beginning of period	$(38)	$(32)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(53)	$(50)
Attributed fees collected	23	25
Benefit payments	(2)	(3)
Effect of changes in interest rates	(17)	(46)
Effect of changes in capital markets	(14)	(15)
Effect of changes in equity index volatility	—	(1)
Actual policyholder behavior different from expected behavior	6	4
Effect of foreign currency translation and other, net	(9)	(2)
Effect of changes in risk margin	(1)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(67)	(89)
Cumulative effect of changes in the instrument-specific credit risk	17	21
Effect of foreign currency translation on the cumulative instrument-specific credit risk	2	—
Balance, end of period	(48)	(68)
Less: Reinsurance recoverable	15	11
Balance, end of period, net of reinsurance	$(63)	$(79)
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$36,928	$40,319
Annuities	10,967	11,001
Latin America - Pensions	43,827	38,765
MetLife Holdings - Annuities	27,188	27,829
Other	24,265	21,590
Total	$143,175	$139,504

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Premiums and deposits	1,121	20	3,479	118
Policy charges	(140)	(9)	(137)	(272)
Surrenders and withdrawals	(3,258)	(383)	(2,565)	(1,661)
Benefit payments	(82)	—	(911)	(228)
Investment performance	1,416	454	2,597	1,507
Net transfers from (to) general account	30	(26)	—	(107)
Effect of foreign currency translation and other, net (1)	(2,478)	(90)	2,599	2
Balance, end of period	$36,928	$10,967	$43,827	$27,188
Six Months Ended June 30, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	1,053	25	3,427	123
Policy charges	(139)	(10)	(132)	(296)
Surrenders and withdrawals	(2,945)	(401)	(2,652)	(1,857)
Benefit payments	(60)	—	(812)	(259)
Investment performance	692	(95)	875	1,972
Net transfers from (to) general account	(20)	—	—	(59)
Effect of foreign currency translation and other, net (1)	(1,235)	68	(3,082)	(5)
Balance, end of period	$38,689	$11,246	$38,944	$28,843

Cash surrender value at June 30, 2025 (2)	$34,285	N/A	$43,827	$27,065
Cash surrender value at June 30, 2024 (2)	$34,519	N/A	$38,944	$28,706
__________________
(1)The effect of foreign currency translation and other, net, for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2025
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,683	$1,253	$12,132	$3,741	$—	$26,809
Public utilities	—	1,095	209	—	—	—	1,304
Municipals	—	293	22	—	—	—	315
Corporate bonds:
Materials	—	273	—	—	1	—	274
Communications	—	749	29	—	—	—	778
Consumer	—	1,809	45	—	5	—	1,859
Energy	—	939	126	805	13	—	1,883
Financial	—	3,182	517	4,946	435	—	9,080
Industrial and other	—	769	4	2,465	1	—	3,239
Technology	—	586	35	—	—	—	621
Total corporate bonds	—	8,307	756	8,216	455	—	17,734
Total bonds	—	19,378	2,240	20,348	4,196	—	46,162
Mortgage-backed securities	—	8,164	—	—	—	—	8,164
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,435	—	—	—	—	2,435
Redeemable preferred stock	—	3	106	—	—	—	109
Total fixed maturity securities	—	29,980	2,346	20,348	4,196	—	56,870
Equity securities	—	2,817	3,137	3,185	1,499	—	10,638
Mutual funds	1,353	10,923	3,455	16,275	277	34,208	66,491
Other invested assets	—	1,409	341	3,497	39	—	5,286
Total investments	1,353	45,129	9,279	43,305	6,011	34,208	139,285
Other assets	—	2,864	465	522	37	2	3,890
Total	$1,353	$47,993	$9,744	$43,827	$6,048	$34,210	$143,175

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$250	$552	$10,785	$1,836	$1,664	$3,063	$28	$18,178
Capitalizations	12	81	769	348	262	7	6	1,485
Amortization	(13)	(34)	(417)	(247)	(178)	(107)	(4)	(1,000)
Effect of foreign currency translation and other, net	—	—	499	177	145	—	3	824
Balance at June 30, 2025	$249	$599	$11,636	$2,114	$1,893	$2,963	$33	$19,487

Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	9	107	696	353	243	9	6	1,423
Amortization	(13)	(30)	(379)	(232)	(166)	(114)	(3)	(937)
Effect of foreign currency translation and other, net	—	—	(618)	(156)	(49)	—	(1)	(824)
Balance at June 30, 2024	$254	$474	$10,563	$1,915	$1,646	$3,166	$32	$18,050

VOBA:
Balance at January 1, 2025	$—	$13	$935	$393	$94	$14	$—	$1,449
Amortization	—	(1)	(33)	(19)	(6)	(1)	—	(60)
Effect of foreign currency translation and other, net	—	—	81	27	9	—	—	117
Balance at June 30, 2025	$—	$12	$983	$401	$97	$13	$—	$1,506

Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(1)	(38)	(22)	(7)	(2)	—	(70)
Effect of foreign currency translation and other, net	—	—	(136)	(36)	(3)	—	—	(175)
Balance at June 30, 2024	$—	$15	$945	$439	$103	$16	$—	$1,518

Total DAC and VOBA:
Balance at June 30, 2025								$20,993
Balance at June 30, 2024								$19,568
Balance at December 31, 2024								$19,627
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Six Months Ended June 30, 2025
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	1	229	68	59	6	363
Amortization	(3)	(124)	(55)	(37)	(3)	(222)
Effect of foreign currency translation and other, net	—	52	81	39	—	172
Balance, end of period	$25	$3,233	$935	$683	$72	$4,948

	Six Months Ended June 30, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	285	75	49	8	418
Amortization	(3)	(107)	(60)	(34)	(2)	(206)
Effect of foreign currency translation and other, net	—	(50)	(74)	(11)	—	(135)
Balance, end of period	$29	$2,978	$930	$612	$65	$4,614
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
Information regarding the liabilities and assets designated to the closed block was as follows at:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)

	June 30, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,395	$35,015
Other policy-related balances	277	315
Policyholder dividends payable	170	174
Policyholder dividend obligation	—	—
Current income tax payable	10	6
Other liabilities	1,093	854
Total closed block liabilities	35,945	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,113	18,958
Equity securities, at estimated fair value	5	11
Mortgage loans	5,516	5,720
Policy loans	3,737	3,829
Real estate and REJV	682	659
Other invested assets	331	512
Total investments	29,384	29,689
Cash and cash equivalents	1,169	930
Accrued investment income	360	367
Premiums, reinsurance and other receivables	41	45
Deferred income tax asset	408	470
Total assets designated to the closed block	31,362	31,501
Excess of closed block liabilities over assets designated to the closed block	4,583	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(842)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	31	183
Total amounts included in AOCI	(811)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,772	$3,790

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$205	$216	$412	$434
Net investment income	330	342	655	685
Net investment gains (losses)	(42)	(13)	(59)	(20)
Net derivative gains (losses)	(7)	2	(8)	7
Total revenues	486	547	1,000	1,106
Expenses
Policyholder benefits and claims	379	415	766	819
Policyholder dividends	85	86	173	176
Other expenses	20	20	38	40
Total expenses	484	521	977	1,035
Revenues, net of expenses before provision for income tax expense (benefit)	2	26	23	71
Provision for income tax expense (benefit)	1	5	5	15
Revenues, net of expenses and provision for income tax expense (benefit)	$1	$21	$18	$56
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

	June 30, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$88,484	$(62)	$1,509	$7,398	$82,533	$86,315	$(59)	$1,331	$8,213	$79,374
Foreign corporate	61,640	—	2,201	4,598	59,243	58,646	(18)	1,478	6,347	53,759
Foreign government	47,874	(57)	1,216	6,551	42,482	44,377	(57)	1,256	5,326	40,250
RMBS	43,004	(2)	526	2,453	41,075	37,085	(1)	314	2,977	34,421
U.S. government and agency	38,002	—	279	5,655	32,626	38,963	—	179	5,714	33,428
ABS & CLO	21,409	(5)	253	433	21,224	20,973	(9)	153	526	20,591
Municipals	11,314	—	138	1,515	9,937	11,205	—	166	1,498	9,873
CMBS	10,008	(25)	107	473	9,617	9,857	(16)	104	598	9,347
Total fixed maturity securities AFS	$321,735	$(151)	$6,229	$29,076	$298,737	$307,421	$(160)	$4,981	$31,199	$281,043
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$13,174	$48,581	$53,881	$131,559	$74,389	$321,584
Estimated fair value	$13,291	$49,010	$53,426	$111,094	$71,916	$298,737
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

	June 30, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$14,604	$1,408	$35,147	$5,950	$17,222	$1,586	$35,940	$6,599
Foreign corporate	6,014	452	23,035	4,146	10,516	709	24,454	5,625
Foreign government	6,698	601	16,231	5,948	6,462	581	16,338	4,740
RMBS	8,042	266	12,844	2,187	10,152	358	13,922	2,619
U.S. government and agency	5,811	591	13,618	5,064	9,337	687	14,082	5,027
ABS & CLO	4,175	93	4,142	337	2,840	88	5,831	436
Municipals	2,244	259	4,493	1,256	2,012	226	4,621	1,272
CMBS	1,053	46	4,202	418	1,272	39	4,788	559
Total fixed maturity securities AFS	$48,641	$3,716	$113,712	$25,306	$59,813	$4,274	$119,976	$26,877
Investment grade	$46,418	$3,612	$110,383	$24,850	$56,946	$4,132	$116,072	$26,325
Below investment grade	2,223	104	3,329	456	2,867	142	3,904	552
Total fixed maturity securities AFS	$48,641	$3,716	$113,712	$25,306	$59,813	$4,274	$119,976	$26,877
Total number of securities in an unrealized loss position	6,118		9,686		7,220		10,468
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $2.1 billion for the six months ended June 30, 2025 to $29.0 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2025, $456 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in foreign government securities and the consumer, transportation, and communications sectors within U.S. and foreign corporate securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At June 30, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2025.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended June 30, 2025
Balance, at beginning of period	$40	$6	$57	$2	$7	$25	$137
ACL not previously recorded	16	—	—	—	—	—	16
Changes for securities with previously recorded ACL	6	(2)	—	—	(2)	—	2
Securities sold or exchanged	—	(4)	—	—	—	—	(4)
Balance, at end of period	$62	$—	$57	$2	$5	$25	$151
Three Months Ended June 30, 2024
Balance, at beginning of period	$15	$2	$66	$1	$9	$20	$113
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	11	—	(1)	—	—	—	10
Securities sold or exchanged	(3)	—	(7)	—	—	(6)	(16)
Balance, at end of period	$37	$2	$58	$1	$9	$14	$121

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Six Months Ended June 30, 2025
Balance, at beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	16	—	—	1	—	7	24
Changes for securities with previously recorded ACL	13	(2)	—	—	(1)	2	12
Securities sold or exchanged	(26)	(16)	—	—	(3)	—	(45)
Balance, at end of period	$62	$—	$57	$2	$5	$25	$151
Six Months Ended June 30, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	14	—	—	—	—	—	14
Changes for securities with previously recorded ACL	11	—	(5)	—	2	2	10
Securities sold or exchanged	(56)	—	(25)	—	—	(6)	(87)
Balance, at end of period	$37	$2	$58	$1	$9	$14	$121

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	June 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$411	$250	$661	$451	$167	$618
Non-redeemable preferred stock	130	(1)	129	93	1	94
Total	$541	$249	$790	$544	$168	$712
________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.
(2)    Includes common stock, exchange-traded funds, certain mutual funds and certain real estate investment trusts.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type. Unit-linked investments are primarily equity securities (including mutual funds). FVO securities include fixed maturity and equity securities to support asset and liability management strategies for certain insurance products and investments in certain separate accounts.

	June 30, 2025			December 31, 2024
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$8,031	$1,935	$9,966	$7,398	$1,699	$9,097
FVO securities	968	760	1,728	886	689	1,575
Total	$8,999	$2,695	$11,694	$8,284	$2,388	$10,672
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2025		December 31, 2024
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$53,455	61.5%	$56,310	63.3%
Agricultural	19,323	22.3	19,313	21.7
Residential	15,286	17.6	14,189	15.9
Total amortized cost	88,064	101.4	89,812	100.9
ACL	(1,196)	(1.4)	(800)	(0.9)
Total mortgage loans	$86,868	100.0%	$89,012	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $7.0 billion at amortized cost ($6.7 billion commercial and $330 million agricultural) and the related ACL of $91 million, with the corresponding mortgage loan secured financing liability of $7.0 billion included in other liabilities on the consolidated balance sheet at June 30, 2025. The consolidated balance sheet at December 31, 2024 includes certain mortgage loans originated for third parties of

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
$7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) and the related ACL of $77 million, with the corresponding mortgage loan secured financing liability of $7.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability was $77 million and $158 million for the three months and six months ended June 30, 2025, respectively, and recorded in investment income and investment expenses, within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($821) million and ($879) million at June 30, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at June 30, 2025 was $235 million, $189 million and $126 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $249 million, $199 million and $117 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $797 million and $1.7 billion for the three months and six months ended June 30, 2025, respectively, and $263 million and $747 million for the three months and six months ended June 30, 2024, respectively.
For both the three months and six months ended June 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $172 million for equity interests in REJVs.
For both the three months and six months ended June 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $218 million to REJVs which subsequently completed foreclosure on those mortgage loans.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Six Months Ended June 30,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$537	$84	$179	$800	$367	$172	$182	$721
Provision (release)	410	10	27	447	155	6	(41)	120
Charge-offs, net of recoveries	(51)	—	—	(51)	(28)	(7)	—	(35)
Balance, end of period	$896	$94	$206	$1,196	$494	$171	$141	$806
The gross charge-offs of mortgage loans by origination year and portfolio segment for the six months ended June 30, 2025 was as follows:

	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$51	$51
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
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$339	5	<1%	$156	Less than one year	<1%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

	Six Months Ended June 30,
	2025			2024
	Maturity Extension	Weighted Average Life Increase		Maturity Extension	Weighted Average Life Increase
	Amortized Cost	Affected Loans (in Years)	% of Book Value	Amortized Cost	Affected Loans (in Years)	% of Book Value
	(Dollars in millions)
Commercial	$589	5	1.1%	$236	Less than one year	<1%
For the three months and six months ended June 30, 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended June 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became foreclosed. For the six months ended June 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent and foreclosed.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,398	$3,257	$2,301	$2,147	$3,020	$12,231	$2,218	$26,572	49.7%
65% to 75%	130	790	496	2,908	1,837	4,292	—	10,453	19.6
76% to 80%	—	—	4	173	175	2,636	—	2,988	5.6
Greater than 80%	187	178	119	1,260	1,289	10,409	—	13,442	25.1
Total	$1,715	$4,225	$2,920	$6,488	$6,321	$29,568	$2,218	$53,455	100.0%
DSCR:
> 1.20x	$1,384	$3,457	$2,141	$5,546	$5,029	$23,903	$2,218	$43,678	81.7%
1.00x - 1.20x	136	475	493	471	932	3,054	—	5,561	10.4
<1.00x	195	293	286	471	360	2,611	—	4,216	7.9
Total	$1,715	$4,225	$2,920	$6,488	$6,321	$29,568	$2,218	$53,455	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$628	$769	$1,228	$2,489	$2,428	$9,020	$1,353	$17,915	92.7%
65% to 75%	5	8	51	227	316	620	79	1,306	6.8
76% to 80%	—	—	—	24	—	9	4	37	0.2
Greater than 80%	—	—	—	—	—	64	1	65	0.3
Total	$633	$777	$1,279	$2,740	$2,744	$9,713	$1,437	$19,323	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2025:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$505	$2,405	$847	$2,299	$1,749	$6,984	$—	$14,789	96.7%
Nonperforming (1)	2	35	49	98	36	277	—	497	3.3
Total	$507	$2,440	$896	$2,397	$1,785	$7,261	$—	$15,286	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $179 million and $140 million at June 30, 2025 and December 31, 2024, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both June 30, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Commercial	$1,158	$773	$122	$—	$1,743	$1,123
Agricultural	409	341	326	262	94	89
Residential	497	464	21	18	481	446
Total	$2,064	$1,578	$469	$280	$2,318	$1,658
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	June 30, 2025	December 31, 2024	Three Months Ended June 30,		Six Months Ended June 30,
			2025	2024	2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,679	$4,283	$89	$83	$178	$167
Other real estate	677	650	96	78	171	125
REJV	8,651	8,409	54	(81)	97	(202)
Total real estate and REJV	$14,007	$13,342	$239	$80	$446	$90
Depreciation expense on real estate investments was $28 million and $57 million for the three months and six months ended June 30, 2025, respectively, and $29 million and $59 million for the three months and six months ended June 30, 2024, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion and $1.0 billion at June 30, 2025 and December 31, 2024, respectively.
Leased Real Estate Investments - Operating Leases
The Company, as lessor, leases investment real estate, principally commercial real estate for office and retail use, through a variety of operating lease arrangements, which typically include tenant reimbursement for property operating costs and options to renew or extend the lease. In some circumstances, leases may include an option for the lessee to purchase the property. In addition, certain leases of retail space may stipulate that a portion of the income earned is contingent upon the level of the tenants’ revenues. The Company has elected a practical expedient of not separating non-

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
lease components related to reimbursement of property operating costs from associated lease components. These property operating costs have the same timing and pattern of transfer as the related lease component, because they are incurred over the same period of time as the operating lease. Therefore, the combined component is accounted for as a single operating lease. Risk is managed through lessee credit analysis, property type diversification and geographic diversification.
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a summary of leased real estate investments and income earned, by property type.
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $661 million and $714 million at June 30, 2025 and December 31, 2024, respectively. For the three months and six months ended June 30, 2025, income tax credits and other income tax benefits of $31 million and $59 million, respectively, and amortized expenses of $34 million and $57 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations. For the three months and six months ended June 30, 2024, income tax credits and other income tax benefits of $38 million and $75 million, respectively, and amortized expenses of $34 million and $67 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.8 billion and $11.9 billion, at estimated fair value, at June 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	June 30, 2025	December 31, 2024
	(In millions)
Japan	$18,695	$18,886
South Korea	$6,754	$6,078
Mexico	$4,024	$3,468
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
A summary of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$12,257	$12,520	$12,485	$11,119	$11,404	$11,202
Repurchase agreements	$2,995	$2,925	$2,909	$3,019	$2,975	$2,925
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at June 30, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$2,823	$3,485	$4,796	$—	$11,104	$2,987	$4,986	$2,089	$—	$10,062
Foreign government	—	798	458	—	1,256	—	677	493	—	1,170
Agency RMBS	—	99	61	—	160	—	108	64	—	172
Total	$2,823	$4,382	$5,315	$—	$12,520	$2,987	$5,771	$2,646	$—	$11,404
Repurchase agreements:
U.S. government and agency	$—	$2,925	$—	$—	$2,925	$—	$2,975	$—	$—	$2,975
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

	June 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,568	$1,515
Invested assets held in trust (external reinsurance agreements) (1)	1,344	1,255
Invested assets pledged as collateral (2)	29,965	27,125
Total invested assets on deposit, held in trust and pledged as collateral	$32,877	$29,895
__________________
(1)Represents assets held in trust related to third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $2.5 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.
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
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 9 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $700 million and $699 million at redemption value at June 30, 2025 and December 31, 2024, respectively.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	June 30, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$731	$165	$635	$143
Renewable energy partnership (primarily other invested assets)	54	—	57	—
Total	$785	$165	$692	$143
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	June 30, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$67,298	$67,298	$60,386	$60,386
OLPI	13,413	17,947	13,529	17,991
Other invested assets	1,066	1,210	1,085	1,242
Other investments (REJV, FVO securities and mortgage loans)	2,189	2,254	1,660	1,701
Total	$83,966	$88,709	$76,660	$81,320
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
Collateral securing the reinsurance transaction with subsidiaries of Global Atlantic Financial Group was transferred to trusts that do not have substantial equity. The Company does not have a carrying amount related to the trusts but does manage a portion of the invested assets. For managing these assets, the Company receives an investment management fee which represents a variable interest. The Company’s maximum exposure to loss is limited to the investment management fee revenue that has been earned but not yet received. See Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information on this reinsurance transaction.
As described in Note 20, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the six months ended June 30, 2025 or 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$3,608	$3,355	$7,075	$6,643
Equity securities	3	7	12	14
FVO securities	107	22	87	107
Mortgage loans	1,104	1,187	2,243	2,381
Policy loans	113	110	220	223
Real estate and REJV	239	80	446	90
OLPI	124	325	344	626
Cash, cash equivalents and short-term investments	254	250	504	541
Operating joint ventures	38	22	58	44
Other	100	192	339	343
Subtotal investment income	5,690	5,550	11,328	11,012
Less: Investment expenses	527	564	1,053	1,132
Subtotal, net	5,163	4,986	10,275	9,880
Unit-linked investments	498	219	271	761
Net investment income	$5,661	$5,205	$10,546	$10,641

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$102	$66	$145	$134
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	452	139	163	719
Net realized and unrealized gains (losses) recognized in net investment income	$554	$205	$308	$853

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$532	$151	$248	$663

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$238	$276	$505	$486

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$(124)	$(246)	$(368)	$(331)
Equity securities	45	(19)	33	9
Mortgage loans	(269)	(9)	(461)	(95)
Real estate and REJV (excluding changes in estimated fair value)	3	12	3	47
OLPI (excluding changes in estimated fair value) (1)	21	(9)	20	(59)
Other gains (losses)	(33)	23	(38)	29
Subtotal	(357)	(248)	(811)	(400)
Change in estimated fair value of OLPI and REJV	(3)	3	—	6
Non-investment portfolio gains (losses)	87	(176)	151	(402)
Subtotal	84	(173)	151	(396)
Net investment gains (losses)	$(273)	$(421)	$(660)	$(796)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(145)	$(195)	$(446)	$(330)
Impairment (losses)	(2)	—	(7)	—
Recognized gains (losses):
Change in ACL recognized in earnings	(272)	(35)	(431)	(81)
Unrealized net gains (losses) recognized in earnings	59	(15)	73	17
Total recognized gains (losses)	(213)	(50)	(358)	(64)
Non-investment portfolio gains (losses)	87	(176)	151	(402)
Net investment gains (losses)	$(273)	$(421)	$(660)	$(796)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$46	$(15)	$38	$17

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$10	$—	$9	$—

Foreign currency gains (losses)	$70	$(120)	$145	$(165)

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(145)	$(195)	$(446)	$(330)
Recognized in net investment income	102	66	145	134
Net realized investment gains (losses) from sales and disposals of investments	$(43)	$(129)	$(301)	$(196)
__________________
(1)Includes a net loss of $3 million for the three months ended June 30, 2024 for private equity investments sold. For the three months ended June 30, 2024, the Company sold a $57 million portfolio of investments to a fund for proceeds of $54 million in cash and receivables secured by the value of the fund. Includes a net loss of $2 million and $46 million

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Investments (continued)
for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company sold $43 million and $798 million, respectively, in portfolios of investments to a fund for proceeds of $41 million and $752 million, respectively, in cash and receivables secured by the value of the fund. The Company has entered into an agreement to serve as the investment manager of the fund for which it receives a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2025	2024	2025	2024
	(In millions)
Proceeds	$6,143	$8,106	$13,384	$14,458
Gross investment gains	$63	$121	$149	$277
Gross investment (losses)	(171)	(358)	(522)	(670)
Realized gains (losses) on sales and disposals	(108)	(237)	(373)	(393)
Net credit loss (provision) release (change in ACL recognized in earnings)	(14)	(9)	10	62
Impairment (losses)	(2)	—	(5)	—
Net credit loss (provision) release and impairment (losses)	(16)	(9)	5	62
Net investment gains (losses)	$(124)	$(246)	$(368)	$(331)

Equity Securities
Realized gains (losses) on sales and disposals	$(18)	$—	$(40)	$(2)
Unrealized net gains (losses) recognized in earnings	63	(19)	73	11
Net investment gains (losses)	$45	$(19)	$33	$9
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,108	$1,006	$651	$5,188	$1,018	$666
Foreign currency swaps	Foreign currency exchange rate	1,044	30	8	1,454	33	67
Foreign currency forwards	Foreign currency exchange rate	150	—	36	150	—	41
Subtotal		6,302	1,036	695	6,792	1,051	774
Cash flow hedges:
Interest rate swaps	Interest rate	4,164	14	299	4,154	—	359
Interest rate forwards	Interest rate	4,796	57	1,114	4,901	56	880
Foreign currency swaps	Foreign currency exchange rate	46,804	2,442	2,066	45,879	2,858	1,877
Subtotal		55,764	2,513	3,479	54,934	2,914	3,116
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	1,236	2	44	1,553	42	—
Currency options	Foreign currency exchange rate	3,100	443	—	3,000	536	—
Subtotal		4,336	445	44	4,553	578	—
Total qualifying hedges		66,402	3,994	4,218	66,279	4,543	3,890
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	26,669	1,454	1,304	29,238	1,414	1,263
Interest rate floors	Interest rate	5,640	60	—	6,169	38	—
Interest rate caps	Interest rate	16,648	56	2	17,998	133	1
Interest rate futures	Interest rate	2,195	13	1	1,667	1	1
Interest rate options	Interest rate	32,573	196	132	34,939	210	217
Interest rate forwards	Interest rate	3,221	146	109	3,128	135	77
Synthetic GICs	Interest rate	53,740	—	—	49,599	—	—
Foreign currency swaps	Foreign currency exchange rate	11,593	937	326	10,708	1,192	190
Foreign currency forwards	Foreign currency exchange rate	14,284	73	758	13,471	47	1,277
Currency futures	Foreign currency exchange rate	315	—	—	301	1	—
Currency options	Foreign currency exchange rate	500	34	52	—	—	—
Credit default swaps — purchased	Credit	2,771	5	63	2,791	14	67
Credit default swaps — written	Credit	11,954	238	5	11,764	201	5
Equity futures	Equity market	1,691	1	20	1,840	9	6
Equity index options	Equity market	11,717	270	320	12,743	233	253
Equity variance swaps	Equity market	121	—	3	114	—	3
Equity total return swaps	Equity market	1,799	—	230	1,799	41	9
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		198,431	3,483	3,325	199,269	3,669	3,369
Total		$264,833	$7,477	$7,543	$265,548	$8,212	$7,259
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	June 30, 2025			December 31, 2024
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,148	$7	$712	$8,913	$11	$768
Foreign currency exchange rate	576	2	17	378	—	2
Equity market	4,035	101	330	4,294	132	113
	$13,759	$110	$1,059	$13,585	$143	$883
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($130) million and ($385) million for the six months ended June 30, 2025 and 2024, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either June 30, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$2	$11	$—	N/A
Hedged items	—	—	N/A	(8)	(12)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(18)	5	N/A	—	87	—	N/A
Hedged items	17	(4)	N/A	—	(87)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(1)	N/A	—	—	—	N/A
Subtotal	(1)	—	N/A	(6)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(235)
Amount of gains (losses) reclassified from AOCI into income	6	9	—	—	—	—	(15)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(801)
Amount of gains (losses) reclassified from AOCI into income	1	1,086	—	—	—	—	(1,087)
Foreign currency transaction gains (losses) on hedged items	—	(1,091)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	7	4	—	—	—	—	(2,138)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(71)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(9)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(80)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(272)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(317)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(6)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	38	N/A	N/A	N/A	N/A
Equity derivatives (1)	(28)	N/A	(441)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	99	N/A	N/A	N/A	N/A
Subtotal	(28)	N/A	(899)	N/A	N/A	N/A	N/A
Earned income on derivatives	(9)	—	106	2	(34)	—	—
Synthetic GICs	N/A	N/A	21	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(22)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(2)	N/A	N/A	N/A	N/A
Total	$(31)	$4	$(796)	$(4)	$(35)	$—	$(2,218)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Three Months Ended June 30, 2024
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(41)	$(15)	$—	N/A
Hedged items	—	—	N/A	34	13	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(2)	(26)	N/A	—	(7)	—	N/A
Hedged items	2	19	N/A	—	7	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	N/A
Subtotal	—	(7)	N/A	(7)	(2)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(264)
Amount of gains (losses) reclassified from AOCI into income	5	(3)	—	—	—	—	(2)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	104
Amount of gains (losses) reclassified from AOCI into income	2	(8)	—	—	—	—	6
Foreign currency transaction gains (losses) on hedged items	—	(2)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	7	(12)	—	—	—	—	(157)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	184
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	17
Subtotal	N/A	—	N/A	N/A	N/A	N/A	201
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(218)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(564)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	9	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(12)	N/A	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(108)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	178	N/A	N/A	N/A	N/A
Subtotal	(11)	N/A	(715)	N/A	N/A	N/A	N/A
Earned income on derivatives	53	—	180	(2)	(44)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives	N/A	N/A	8	N/A	N/A	N/A	N/A
Total	$49	$(19)	$(508)	$(9)	$(46)	$—	$44

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)

	Six Months Ended June 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$77	$53	$—	N/A
Hedged items	1	—	N/A	(87)	(52)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(28)	13	N/A	—	123	—	N/A
Hedged items	27	(10)	N/A	—	(123)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(4)	N/A	—	—	—	N/A
Subtotal	(1)	(1)	N/A	(10)	1	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(122)
Amount of gains (losses) reclassified from AOCI into income	23	9	—	—	—	—	(32)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(680)
Amount of gains (losses) reclassified from AOCI into income	3	1,446	—	—	—	—	(1,449)
Foreign currency transaction gains (losses) on hedged items	—	(1,449)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	26	6	—	—	—	—	(2,283)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(143)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(23)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(166)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(174)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(72)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(15)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	11	N/A	N/A	N/A	N/A
Equity derivatives (1)	(11)	N/A	(382)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	68	N/A	N/A	N/A	N/A
Subtotal	(11)	N/A	(564)	N/A	N/A	N/A	N/A
Earned income on derivatives	86	—	216	4	(74)	—	—
Synthetic GICs	N/A	N/A	40	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(57)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	1	N/A	N/A	N/A	N/A
Total	$100	$5	$(364)	$(6)	$(73)	$—	$(2,449)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$239	$241	$—	$—
Mortgage loans	$126	$130	$—	$(1)
FPBs	$(2,566)	$(2,583)	$282	$359
PABs	$(2,528)	$(2,170)	$(17)	$223
__________________
(1)Includes ($79) million and ($91) million of hedging adjustments on discontinued hedging relationships at June 30, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $2 million and $14 million for the three months and six months ended June 30, 2025, respectively, and $4 million and ($6) million for the three months and six months ended June 30, 2024, respectively.
At both June 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At June 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was ($1.9) billion and $357 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2025, the Company expected to reclassify ($166) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
At June 30, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $941 million and $1.1 billion, respectively. At June 30, 2025 and December 31, 2024, the carrying amount of debt designated as a non-derivative hedging instrument was $290 million and $267 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$72	1.6	$1	$72	1.9
Credit default swaps referencing indices	63	4,046	1.8	72	4,126	2.2
Subtotal	64	4,118	1.8	73	4,198	2.2
Baa
Single name credit default swaps (3)	1	42	4.1	1	102	1.6
Credit default swaps referencing indices	146	7,428	5.0	111	7,263	4.1
Subtotal	147	7,470	5.0	112	7,365	4.1
Ba
Single name credit default swaps (3)	—	3	5.0	—	17	1.1
Credit default swaps referencing indices	1	25	1.5	2	25	2.0
Subtotal	1	28	1.9	2	42	1.6
B
Single name credit default swaps (3)	—	19	1.0	—	—	0.0
Credit default swaps referencing indices	22	304	4.1	10	144	3.7
Subtotal	22	323	3.9	10	144	3.7
Caa
Credit default swaps referencing indices	(1)	15	1.5	(1)	15	2.0
Subtotal	(1)	15	1.5	(1)	15	2.0
Total	$233	$11,954	3.8	$196	$11,764	3.4
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,351	$7,141	$8,224	$6,966
OTC-cleared (1)	196	414	135	299
Exchange-traded	14	21	11	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,561	7,576	8,370	7,272
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,281)	(3,281)	(3,633)	(3,633)
OTC-cleared	(6)	(6)	(5)	(5)
Exchange-traded	(3)	(3)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(1,484)	(20)	(2,597)	—
OTC-cleared	(169)	(396)	(126)	(289)
Exchange-traded	—	(14)	—	(6)
Securities collateral: (5)
OTC-bilateral	(2,544)	(3,827)	(1,955)	(3,325)
OTC-cleared	—	(11)	—	(4)
Exchange-traded	—	(4)	—	—
Net amount after application of master netting agreements and collateral	$74	$14	$53	$9
__________________
(1)At June 30, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $84 million and $158 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $33 million and $13 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2025 and December 31, 2024, the Company received excess cash collateral of $49 million and $26 million, respectively, and provided excess cash collateral of $74 million and $86 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Derivatives (continued)
June 30, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $385 million and $410 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $1.5 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $727 million and $835 million, respectively, for its OTC-cleared derivatives, and $224 million and $148 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At June 30, 2025, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

	June 30, 2025			December 31, 2024
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,834	$26	$3,860	$3,213	$120	$3,333
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,751	$47	$4,798	$3,829	$124	$3,953
Cash	$20	$—	$20	$—	$—	$—
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance	Other liabilities	$(105)	$(163)
Fixed annuities with equity indexed returns	PABs	15	172
Total		$(90)	$9
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	June 30, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$70,170	$12,363	$82,533
Foreign corporate	—	42,969	16,274	59,243
Foreign government	—	42,426	56	42,482
RMBS	103	39,024	1,948	41,075
U.S. government and agency	15,212	17,414	—	32,626
ABS & CLO	—	19,895	1,329	21,224
Municipals	—	9,937	—	9,937
CMBS	—	9,194	423	9,617
Total fixed maturity securities AFS	15,315	251,029	32,393	298,737
Equity securities	461	77	252	790
Unit-linked and FVO securities (1)	7,964	2,465	1,265	11,694
Short-term investments (2)	3,550	1,454	8	5,012
Other investments	45	63	1,153	1,261
Derivative assets: (3)
Interest rate	13	2,989	—	3,002
Foreign currency exchange rate	—	3,940	21	3,961
Credit	—	243	—	243
Equity market	1	270	—	271
Total derivative assets	14	7,442	21	7,477
MRBs	—	—	352	352
Reinsured MRBs (4)	—	—	15	15
Separate account assets (5)	69,906	72,292	977	143,175
Total assets (6)	$97,255	$334,822	$36,436	$468,513
Liabilities
Derivative liabilities: (3)
Interest rate	$1	$3,611	$—	$3,612
Foreign currency exchange rate	—	3,285	5	3,290
Credit	—	68	—	68
Equity market	20	553	—	573
Total derivative liabilities	21	7,517	5	7,543
Embedded derivatives within liability host contracts (7)	—	—	(90)	(90)
MRBs	—	—	2,709	2,709
Separate account liabilities (5)	—	7	—	7
Total liabilities	$21	$7,524	$2,624	$10,169

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both June 30, 2025 and December 31, 2024.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $47 million and $50 million at June 30, 2025 and December 31, 2024, respectively.
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
Key Input:
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

					June 30, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	45	-	124	93	47	-	126	92	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	122	94	13	-	102	95	Increase
	•	Consensus pricing	•	Offered quotes (4)	91	-	101	95	47	-	100	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	34	-	197	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	177	99	4	-	113	97	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	121	-	210	201	131	-	230	222	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.14%	0%	-	100%	1.14%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.14%	-	20.10%	12.86%	0.14%	-	20.10%	12.86%	Decrease (9)
				Durations 11 - 20	0.39%	-	15%	6.05%	0.39%	-	15%	6.05%	Decrease (9)
				Durations 21 - 116	0.39%	-	15%	8.20%	0.39%	-	15%	8.20%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.79%	0.20%	-	22%	0.79%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.77%	0%	-	20%	4.77%	(11)
			•	Long-term equity volatilities	14.23%	-	22.27%	18.77%	14.23%	-	22.27%	18.77%	Increase (12)
			•	Nonperformance risk spread	0.11%	-	1.42%	0.64%	0.11%	-	1.46%	0.64%	Decrease (13)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$27,512	$57	$4,807	$2	$248	$1,175
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(10)	—	7	—	16	94
Total realized/unrealized gains (losses) included in AOCI	872	1	11	—	—	—
Purchases (3)	1,154	7	511	—	20	95
Sales (3)	(479)	—	(182)	(2)	(32)	(99)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	156	—	215	—	—	—
Transfers out of Level 3 (4)	(568)	(9)	(1,669)	—	—	—
Balance, end of period	$28,637	$56	$3,700	$—	$252	$1,265
Three Months Ended June 30, 2024
Balance, beginning of period	$28,503	$45	$5,277	$—	$253	$1,093
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(46)	—	12	—	(11)	36
Total realized/unrealized gains (losses) included in AOCI	(294)	(4)	(5)	—	—	—
Purchases (3)	1,940	—	1,343	2	27	112
Sales (3)	(794)	(1)	(168)	(1)	(7)	(139)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	72	—	86	—	—	—
Transfers out of Level 3 (4)	(141)	—	(678)	—	—	(6)
Balance, end of period	$29,240	$40	$5,867	$1	$262	$1,096
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(17)	$—	$9	$—	$16	$94
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(9)	$—	$11	$—	$(10)	$36
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$873	$1	$10	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(314)	$(4)	$(7)	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended June 30, 2025
Balance, beginning of period	$9	$1,121	$21	$(43)	$972
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(18)	(4)	(24)	(19)
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—
Purchases (3)	5	61	—	—	97
Sales (3)	—	(31)	—	—	(69)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	157	—
Transfers into Level 3 (4)	—	20	—	—	1
Transfers out of Level 3 (4)	(6)	—	(1)	—	(5)
Balance, end of period	$8	$1,153	$16	$90	$977
Three Months Ended June 30, 2024
Balance, beginning of period	$14	$1,171	$(139)	$(62)	$1,142
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	—	17	8	(8)
Total realized/unrealized gains (losses) included in AOCI	—	—	(15)	—	—
Purchases (3)	6	42	—	—	44
Sales (3)	(10)	(140)	—	—	(56)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	67	(1)	—
Transfers into Level 3 (4)	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(5)	—	—
Balance, end of period	$10	$1,073	$(75)	$(55)	$1,122
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$—	$(32)	$(4)	$(24)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$—	$(5)	$17	$8	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$—	$(9)	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$26,505	$41	$8,639	$7	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(28)	—	(12)	1	9	76
Total realized/unrealized gains (losses) included in AOCI	1,313	5	(78)	(1)	—	—
Purchases (3)	2,093	12	1,217	—	30	102
Sales (3)	(950)	(1)	(359)	(7)	(23)	(103)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	95	—	169	—	—	—
Transfers out of Level 3 (4)	(391)	(1)	(5,876)	—	—	—
Balance, end of period	$28,637	$56	$3,700	$—	$252	$1,265
Six Months Ended June 30, 2024
Balance, beginning of period	$28,345	$51	$4,551	$—	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(52)	2	15	—	(8)	67
Total realized/unrealized gains (losses) included in AOCI	(678)	(5)	40	—	—	—
Purchases (3)	3,078	—	1,582	2	31	114
Sales (3)	(1,406)	(3)	(340)	(1)	(10)	(165)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	109	—	165	—	—	—
Transfers out of Level 3 (4)	(156)	(5)	(146)	—	—	(23)
Balance, end of period	$29,240	$40	$5,867	$1	$262	$1,096
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(19)	$—	$10	$—	$15	$81
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$(3)	$2	$15	$—	$(3)	$67
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$1,289	$5	$45	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$(686)	$(5)	$35	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Six Months Ended June 30, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(16)	11	(56)	(14)
Total realized/unrealized gains (losses) included in AOCI	1	—	1	—	—
Purchases (3)	6	208	—	—	103
Sales (3)	(3)	(69)	—	—	(92)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	(1)	155	—
Transfers into Level 3 (4)	—	20	—	—	1
Transfers out of Level 3 (4)	(1)	—	—	—	(11)
Balance, end of period	$8	$1,153	$16	$90	$977
Six Months Ended June 30, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	12	(16)	40	(37)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(40)	—	—
Purchases (3)	10	47	—	—	83
Sales (3)	(26)	(140)	—	—	(67)
Issuances (3)	—	—	135	—	—
Settlements (3)	—	—	—	(2)	—
Transfers into Level 3 (4)	—	179	—	—	3
Transfers out of Level 3 (4)	—	—	(11)	—	(7)
Balance, end of period	$10	$1,073	$(75)	$(55)	$1,122
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$—	$(32)	$10	$(56)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2024 (5)	$—	$8	$(14)	$40	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2024 (5)	$—	$—	$(21)	$—	$—
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

	June 30, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,952	$1,075
Other invested assets	$—	$63

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(241)	$(105)	$(412)	$(154)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$86,868	$—	$—	$84,240	$84,240
Policy loans	$8,664	$—	$—	$9,245	$9,245
Other invested assets	$882	$—	$700	$182	$882
Premiums, reinsurance and other receivables	$4,869	$—	$1,101	$3,722	$4,823
Other assets	$256	$—	$61	$200	$261
Liabilities
PABs	$147,172	$—	$—	$144,032	$144,032
Long-term debt	$15,366	$—	$15,008	$—	$15,008
Collateral financing arrangement	$438	$—	$—	$384	$384
Subordinated debt securities	$4,153	$—	$4,663	$—	$4,663
Other liabilities	$10,478	$—	$1,956	$8,462	$10,418
Separate account liabilities	$75,011	$—	$75,011	$—	$75,011

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,012	$—	$—	$84,217	$84,217
Policy loans	$8,545	$—	$—	$9,058	$9,058
Other invested assets	$1,202	$—	$704	$498	$1,202
Premiums, reinsurance and other receivables	$4,831	$—	$881	$3,917	$4,798
Other assets	$228	$—	$69	$167	$236
Liabilities
PABs	$139,882	$—	$—	$134,612	$134,612
Long-term debt	$15,080	$—	$14,498	$—	$14,498
Collateral financing arrangement	$476	$—	$—	$425	$425
Subordinated debt securities	$3,164	$—	$3,587	$—	$3,587
Other liabilities	$9,635	$—	$734	$8,570	$9,304
Separate account liabilities	$70,359	$—	$70,359	$—	$70,359
13. Long-term Debt
Senior Notes
In June 2025, in a private placement transaction, MetLife, Inc. issued the following fixed rate senior notes totaling $612 million, interest on which is payable semi-annually:
• ¥10.0 billion due June 2032 which bear interest annually at 2.140%;
• ¥15.0 billion due June 2035 which bear interest annually at 2.460%;
• ¥10.7 billion due June 2037 which bear interest annually at 2.590%;

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Long-term Debt (continued)
• ¥12.1 billion due June 2040 which bear interest annually at 2.830%;
• ¥23.6 billion due June 2045 which bear interest annually at 3.290%; and
• ¥16.4 billion due June 2055 which bear interest annually at 3.620%.
In connection with the issuances, MetLife, Inc. incurred $5 million of related costs which are amortized over the applicable term of each series of senior notes.
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
The Facility Agreement provides the Company the right to issue and sell to the Trust from time to time up to $1,250 million of its 5.740% Senior Notes due February 15, 2055 (the “5.740% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.2373% per annum applied to the maximum amount of senior notes that MetLife, Inc. could issue and sell to the Trust. The Company can redeem the 5.740% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At June 30, 2025, the Company had no senior note issuances under the Facility Agreement.
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
The Subordinated Debt ranks higher in priority than MetLife, Inc.’s junior subordinated debt securities and subordinate to its senior notes.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2025 and December 31, 2024:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
3.85% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	160,827,800	—
Total	200,000,000	25,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$0.351	$8	$0.430	$10	$0.706	$17	$0.850	$20
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	11	$351.563	12	$703.126	22	$703.126	23
F	$296.875	12	$296.875	12	$593.750	24	$593.750	24
G	$—	—	$—	—	$19.250	19	$19.250	19
Total		$31		$34		$97		$101
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at June 30, 2025 (1)
	(In millions)
April 30, 2025	$3,000	$3,000
May 1, 2024	$3,000	$4
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at June 30, 2025 does not reflect the applicable excise tax payable.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
For the six months ended June 30, 2025 and 2024, MetLife, Inc. repurchased 23,515,546 shares and 28,872,993 shares of its common stock, respectively, through open market purchases for $1.9 billion and $2.0 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
Stock-Based Compensation Plans
Performance Shares and Performance Units
The MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) expired on January 1, 2025. Although no further awards will be granted under this plan, all awards outstanding on the expiration date will continue until settlement, forfeiture or cancellation.
Performance Shares and Performance Units granted in 2022 were among the outstanding awards on the expiration date of the 2015 Stock Plan, which were settled in the first quarter of 2025. Performance Shares are paid in shares of MetLife, Inc.’s common stock. Performance Units are payable in cash equal to the closing price of MetLife, Inc.’s common stock on a date following the last day of the three-year performance period. The performance factor for the January 1, 2022 – December 31, 2024 performance period was 114.3%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 873,665 Performance Shares and 102,582 Performance Units associated with that performance period that vested on December 31, 2024. As a result, in the first quarter of 2025, MetLife, Inc. issued 998,599 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 117,251 Performance Units (less withholding for taxes and other items, as applicable).
Beginning January 1, 2025, MetLife, Inc. grants awards under the MetLife, Inc. 2025 Stock and Incentive Compensation Plan (successor to the 2015 Stock Plan). The MetLife, Inc. 2025 Stock and Incentive Compensation Plan was approved by MetLife, Inc. common stockholders in 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(17,329)	$179	$5,334	$(31)	$(6,985)	$(1,416)	$(20,248)
OCI before reclassifications	908	(1,028)	884	(42)	640	(9)	1,353
Deferred income tax benefit (expense)	(142)	256	(342)	9	31	2	(186)
AOCI before reclassifications, net of income tax	(16,563)	(593)	5,876	(64)	(6,314)	(1,423)	(19,081)
Amounts reclassified from AOCI	100	(1,102)	—	—	—	22	(980)
Deferred income tax benefit (expense)	(21)	229	—	—	—	(6)	202
Amounts reclassified from AOCI, net of income tax	79	(873)	—	—	—	16	(778)
Balance, end of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)

	Three Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,813)	$202	$4,773	$(47)	$(6,465)	$(1,421)	$(19,771)
OCI before reclassifications	(3,373)	(160)	2,373	(33)	(268)	(2)	(1,463)
Deferred income tax benefit (expense)	810	128	(540)	7	(52)	1	354
AOCI before reclassifications, net of income tax	(19,376)	170	6,606	(73)	(6,785)	(1,422)	(20,880)
Amounts reclassified from AOCI	248	3	—	—	—	32	283
Deferred income tax benefit (expense)	(59)	(74)	—	—	—	(6)	(139)
Amounts reclassified from AOCI, net of income tax	189	(71)	—	—	—	26	144
Balance, end of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	3,112	(811)	932	9	780	(7)	4,015
Deferred income tax benefit (expense)	(530)	151	(441)	(2)	76	2	(744)
AOCI before reclassifications, net of income tax	(16,750)	(290)	5,876	(64)	(6,314)	(1,447)	(18,989)
Amounts reclassified from AOCI	341	(1,481)	—	—	—	53	(1,087)
Deferred income tax benefit (expense)	(75)	305	—	—	—	(13)	217
Amounts reclassified from AOCI, net of income tax	266	(1,176)	—	—	—	40	(870)
Balance, end of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)

	Six Months Ended June 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	(6,492)	(501)	5,084	(127)	(485)	(4)	(2,525)
Deferred income tax benefit (expense)	1,509	204	(1,136)	27	(142)	1	463
AOCI before reclassifications, net of income tax	(19,489)	(114)	6,606	(73)	(6,785)	(1,449)	(21,304)
Amounts reclassified from AOCI	393	360	—	—	—	64	817
Deferred income tax benefit (expense)	(91)	(147)	—	—	—	(11)	(249)
Amounts reclassified from AOCI, net of income tax	302	213	—	—	—	53	568
Balance, end of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
15. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(97)	$(250)	$(382)	$(409)	Net investment gains (losses)
Unrealized investment gains (losses)	(8)	1	(8)	—	Net investment income
Unrealized investment gains (losses)	5	1	49	16	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(100)	(248)	(341)	(393)
Income tax (expense) benefit	21	59	75	91
Unrealized investment gains (losses), net of income tax	(79)	(189)	(266)	(302)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	6	5	23	13	Net investment income
Interest rate derivatives	9	(3)	9	(1)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	3	3	Net investment income
Foreign currency exchange rate derivatives	1,086	(8)	1,446	(376)	Net investment gains (losses)
Credit derivatives	—	1	—	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	1,102	(3)	1,481	(360)
Income tax (expense) benefit	(229)	74	(305)	147
Gains (losses) on cash flow hedges, net of income tax	873	71	1,176	(213)
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(25)	(34)	(59)	(69)
Amortization of prior service (costs) credit	3	2	6	5
Amortization of defined benefit plan items, before income tax	(22)	(32)	(53)	(64)
Income tax (expense) benefit	6	6	13	11
Amortization of defined benefit plan items, net of income tax	(16)	(26)	(40)	(53)
Total reclassifications, net of income tax	$778	$(144)	$870	$(568)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 17.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Vision fee for service arrangements	$133	$130	$287	$276
Prepaid legal plans	158	145	319	293
Fee-based investment management	119	98	221	196
Administrative services-only contracts	73	69	147	136
Recordkeeping and administrative services (1)	34	37	70	75
Other revenue from service contracts from customers	87	79	171	159
Total revenues from service contracts from customers	604	558	1,215	1,135
Other	75	80	151	177
Total other revenues	$679	$638	$1,366	$1,312
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $265 million and $238 million at June 30, 2025 and December 31, 2024, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$528	$493	$1,047	$995
Interest expense on debt	269	257	527	521
Direct:
Employee-related costs (1)	936	900	1,927	1,850
Third-party staffing costs	413	362	789	711
General and administrative expenses	130	153	256	301
Commissions and other variable expenses	1,606	1,462	3,153	2,965
Capitalization of DAC	(787)	(683)	(1,485)	(1,423)
Premium taxes, other taxes, and licenses & fees	158	171	319	347
Pension, postretirement and postemployment benefit costs	66	65	136	130
Total other expenses	$3,319	$3,180	$6,669	$6,397
__________________
(1)Includes ($58) million and ($81) million for the three months and six months ended June 30, 2025, respectively, and ($27) million and ($77) million for the three months and six months ended June 30, 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2025		2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$38	$1	$41	$1
Interest costs	119	10	114	10
Expected return on plan assets	(111)	(7)	(115)	(14)
Amortization of net actuarial (gains) losses	42	(15)	41	(6)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$85	$(11)	$78	$(9)

	Six Months Ended June 30,
	2025		2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$75	$2	$81	$2
Interest costs	238	21	228	20
Expected return on plan assets	(221)	(21)	(230)	(28)
Amortization of net actuarial (gains) losses	84	(23)	83	(14)
Amortization of prior service costs (credit)	(6)	—	(6)	—
Net periodic benefit costs (credit)	$170	$(21)	$156	$(20)
18. Income Tax
For the three months and six months ended June 30, 2025, the effective tax rate on income (loss) before provision for income tax was 25% and 28%, respectively. The Company’s effective tax rate for the three months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) non-taxable investment income; (ii) a tax rate change in Japan; (iii) the reversal of previously non-deductible losses; and (iv) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the six months ended June 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; and (ii) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iii) the corporate tax deduction for stock compensation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Income Tax (continued)

For the three months and six months ended June 30, 2024, the effective tax rate on income (loss) before provision for income tax was 21% and 19%, respectively. The Company’s effective tax rate for the three months ended June 30, 2024 was equal to the U.S. statutory rate of 21% and included tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments, offset by tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates. The Company’s effective tax rate for the six months ended June 30, 2024 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) non-taxable investment income; (ii) the reversal of previously non-deductible losses; (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iv) the corporate tax deduction for stock compensation.
19. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	670.8	710.5	676.5	716.8
Incremental common shares from assumed exercise or issuance of stock-based awards	4.2	4.2	4.5	4.7
Weighted average common stock outstanding - diluted	675.0	714.7	681.0	721.5
Net Income (Loss):
Net income (loss)	$735	$953	$1,685	$1,828
Less: Net income (loss) attributable to noncontrolling interests	6	7	11	15
Less: Preferred stock dividends	31	34	97	101
Net income (loss) available to MetLife, Inc.’s common shareholders	$698	$912	$1,577	$1,712
Basic	$1.04	$1.28	$2.33	$2.39
Diluted	$1.03	$1.28	$2.32	$2.37
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
20. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2024 Annual Report, MLIC received approximately 2,936 asbestos-related claims in 2024. For the six months ended June 30, 2025 and 2024, MLIC received approximately 1,337 and 1,556 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.

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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2025.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.2 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $8.5 billion and $8.1 billion at June 30, 2025 and December 31, 2024, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $643 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million at both June 30, 2025 and December 31, 2024, for indemnities and guarantees.
21. Subsequent Events
On July 1, 2025, MetLife completed an initial reinsurance transaction with Chariot Reinsurance, Ltd. (“Chariot Re”). In this transaction, MetLife ceded approximately $10 billion of liabilities, composed of structured settlement annuity contracts and group annuity contracts associated with pension risk transfers to Chariot Re. MetLife owns an equity interest in Chariot Re, and MetLife Investment Management and General Atlantic, L.P. are the exclusive providers of global investment management services to Chariot Re.

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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2024 to promote economic stability, including lowering interest rates during the second half of the year. While rates have remained steady in 2025, labor market conditions, inflation and financial and international developments, as well as other factors, could result in policy adjustments later this year. Other central banks have recently held rates steady, but forecasts for the remainder of 2025 are uncertain due to risks to economic growth, global trade and political change.
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

Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2024 Annual Report, as amended or supplemented.
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
Business Overview & Strategy
See “Business — Business Overview & Strategy” included in the 2024 Annual Report for an overview of our business and strategy.
On July 1, 2025, MetLife completed an initial reinsurance transaction with Chariot Reinsurance, Ltd. For more information, see Note 21 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Overview
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and investment management. MetLife is organized into six segments: Group Benefits; Retirement and Income Solutions (“RIS”); Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MetLife Holdings. In addition, the Company reports certain of its results of operations in Corporate & Other. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $698 million and $1.6 billion for the three months and six months ended June 30, 2025, respectively, compared to $912 million and $1.7 billion for the three months and six months ended June 30, 2024, respectively.
•Adjusted earnings available to common shareholders of $1.4 billion and $2.7 billion for the three months and six months ended June 30, 2025, respectively, compared to $1.6 billion and $3.0 billion for the three months and six months ended June 30, 2024, respectively.

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$10,810	$11,628	$22,533	$21,681
Universal life and investment-type product policy fees	1,259	1,281	2,488	2,529
Net investment income	5,661	5,205	10,546	10,641
Other revenues	679	638	1,366	1,312
Net investment gains (losses)	(273)	(421)	(660)	(796)
Net derivative gains (losses)	(796)	(508)	(364)	(1,487)
Total revenues	17,340	17,823	35,909	33,880
Expenses
Policyholder benefits and claims and policyholder dividends	10,913	11,633	22,863	21,854
Policyholder liability remeasurement (gains) losses	5	(10)	(26)	(32)
Market risk benefit remeasurement (gains) losses	(277)	(182)	22	(876)
Interest credited to policyholder account balances	2,400	2,000	4,047	4,290
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	528	493	1,047	995
Interest expense on debt	269	257	527	521
Other expenses, net of capitalization of deferred policy acquisition costs	2,522	2,430	5,095	4,881
Total expenses	16,360	16,621	33,575	31,633
Income (loss) before provision for income tax	980	1,202	2,334	2,247
Provision for income tax expense (benefit)	245	249	649	419
Net income (loss)	735	953	1,685	1,828
Less: Net income (loss) attributable to noncontrolling interests	6	7	11	15
Net income (loss) attributable to MetLife, Inc.	729	946	1,674	1,813
Less: Preferred stock dividends	31	34	97	101
Net income (loss) available to MetLife, Inc.’s common shareholders	$698	$912	$1,577	$1,712
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $214 million primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $148 million ($117 million, net of income tax):
•Gains on foreign currency transactions in the current period compared to losses in the prior period
•Lower losses on sales of fixed maturity securities
Partially offset by:
•Higher increase to the ACL on mortgage loans
Net Derivative Gains (Losses)(2) - Unfavorable change of $288 million ($228 million, net of income tax)(3):
•Key equity indexes increased more significantly in the current period compared to the prior period - unfavorable impact to the estimated fair value of total rate of return swaps, short futures and long put options
Partially offset by:
•The U.S. dollar weakened against the Japanese yen in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards

Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $95 million ($75 million, net of income tax):
•Key equity indexes increased more significantly in the current period compared to the prior period
Partially offset by:
•Long-term interest rates were mixed in the current period compared to increased in the prior period
Adjusted Earnings Available to Common Shareholders(5) - Unfavorable change of $266 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Unfavorable change in effective tax rate - 25% in the current period compared to 21% in the prior period:
•Current period effective tax rate on income before provision for income tax was 25% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Tax rate change in Japan
◦The reversal of previously non-deductible losses
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
•Prior period effective tax rate on income before provision for income tax was equal to the U.S. statutory rate of 21% and included tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
Offset by tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $135 million primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $136 million ($107 million, net of income tax):
•Gains on foreign currency transactions in the current period compared to losses in the prior period
Partially offset by:
•Higher increase to the ACL on mortgage loans
•Higher gains on sales of real estate investments in the prior period
Net Derivative Gains (Losses)(2) - Favorable change of $1.1 billion ($887 million, net of income tax)(3):
•The U.S. dollar weakened against the Japanese yen in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
•Long-term interest rates decreased in the current period compared to increased in the prior period - favorable impact to the estimated fair value of receiver swaps, options and forwards
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $898 million ($709 million, net of income tax):
•Long-term interest rates decreased in the current period compared to increased in the prior period
•Key equity indexes increased less significantly in the current period compared to the prior period

Adjusted Earnings Available to Common Shareholders(5) - Unfavorable change of $251 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Unfavorable change in effective tax rate - 28% in the current period compared to 19% in the prior period:
•Current period effective tax rate on income before provision for income tax was 28% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
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
◦Non-taxable investment income
◦The reversal of previously non-deductible losses
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
◦Corporate tax deduction for stock compensation
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
Three Months Ended June 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$370	$70	$335	$202	$96	$(44)	$(331)	$698
Add: Preferred stock dividends	—	—	—	—	—	—	31	31
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	1	—	3	6
Net income (loss)	370	70	335	204	97	(44)	(297)	735
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(5)	(202)	69	(2)	3	(70)	(66)	(273)
Net derivative gains (losses)	(17)	(130)	(172)	18	(15)	(403)	(77)	(796)
Premiums	3	—	—	—	—	—	—	3
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(18)	(6)	191	13	271	(41)	49	459
Other revenues	—	(21)	—	8	—	34	5	26
Expenses:
Policyholder benefits and claims and policyholder dividends	1	4	40	(22)	—	17	—	40
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	15	14	—	(1)	250	(1)	277
Interest credited to policyholder account balances ("PABs")	—	1	(183)	(53)	(256)	(25)	—	(516)
Capitalization of deferred policy acquisition costs ("DAC")	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired ("VOBA") and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(2)	(37)	—	3	—	—	(37)	(73)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	8	78	26	6	(5)	50	32	195
Adjusted earnings	$400	$368	$350	$233	$100	$144	$(202)	$1,393
Less: Preferred stock dividends	—	—	—	—	—	—	31	31
Adjusted earnings available to common shareholders	$400	$368	$350	$233	$100	$144	$(233)	$1,362

Premiums, fees and other revenues	$6,449	$1,334	$1,699	$1,642	$719	$774	$131	$12,748
Less: adjustments to premiums, fees and other revenues	3	(21)	—	8	—	34	5	29
Adjusted premiums, fees and other revenues	$6,446	$1,355	$1,699	$1,634	$719	$740	$126	$12,719

Three Months Ended June 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$534	$195	$(194)	$228	$78	$152	$(81)	$912
Add: Preferred stock dividends	—	—	—	—	—	—	34	34
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	1	2	—	4	7
Net income (loss)	534	195	(194)	229	80	152	(43)	953
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(17)	(131)	(405)	19	(2)	(52)	167	(421)
Net derivative gains (losses)	37	82	(583)	52	(5)	(112)	21	(508)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(19)	(62)	64	(45)	155	(53)	5	45
Other revenues	—	(18)	—	—	—	35	7	24
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(126)	87	(52)	—	18	—	(73)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(17)	1	—	12	185	1	182
Interest credited to PABs	—	1	(65)	23	(153)	(23)	(2)	(219)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	2	(1)	—	(10)	(9)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	—	56	258	4	(3)	1	(46)	270
Adjusted earnings	$533	$410	$449	$226	$77	$153	$(186)	$1,662
Less: Preferred stock dividends	—	—	—	—	—	—	34	34
Adjusted earnings available to common shareholders	$533	$410	$449	$226	$77	$153	$(220)	$1,628

Adjusted earnings available to common shareholders on a constant currency basis (1)	$533	$410	$449	$203	$77	$153	$(220)	$1,605

Premiums, fees and other revenues	$6,210	$2,564	$1,668	$1,506	$621	$858	$120	$13,547
Less: adjustments to premiums, fees and other revenues	—	(18)	—	—	—	35	7	24
Adjusted premiums, fees and other revenues	$6,210	$2,582	$1,668	$1,506	$621	$823	$113	$13,523

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,210	$2,582	$1,722	$1,386	$631	$823	$113	$13,467
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$670	$196	$824	$430	$171	$(100)	$(614)	$1,577
Add: Preferred stock dividends	—	—	—	—	—	—	97	97
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	4	2	—	5	11
Net income (loss)	670	196	824	434	173	(100)	(512)	1,685
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(30)	(412)	103	1	—	(129)	(193)	(660)
Net derivative gains (losses)	(60)	(175)	(2)	176	(26)	(287)	10	(364)
Premiums	7	—	—	—	—	—	—	7
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(35)	(23)	51	(28)	175	(88)	79	131
Other revenues	—	(40)	—	8	—	70	9	47
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(20)	84	(89)	—	33	—	8
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	16	13	—	—	(51)	—	(22)
Interest credited to PABs	—	1	(41)	(94)	(160)	(52)	—	(346)
Capitalization DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	(72)	—	5	(1)	—	(69)	(142)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	26	152	(108)	4	2	106	36	218
Adjusted earnings	$767	$769	$724	$451	$183	$298	$(384)	$2,808
Less: Preferred stock dividends	—	—	—	—	—	—	97	97
Adjusted earnings available to common shareholders	$767	$769	$724	$451	$183	$298	$(481)	$2,711

Premiums, fees and other revenues	$12,883	$3,745	$3,380	$3,155	$1,387	$1,590	$247	$26,387
Less: adjustments to premiums, fees and other revenues	7	(40)	—	8	—	70	9	54
Adjusted premiums, fees and other revenues	$12,876	$3,785	$3,380	$3,147	$1,387	$1,520	$238	$26,333

Six Months Ended June 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$825	$485	$(168)	$270	$128	$340	$(168)	$1,712
Add: Preferred stock dividends	—	—	—	—	—	—	101	101
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	3	2	—	10	15
Net income (loss)	825	485	(168)	273	130	340	(57)	1,828
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(41)	(252)	(536)	16	(39)	(338)	394	(796)
Net derivative gains (losses)	90	150	(1,155)	(150)	(19)	(411)	8	(1,487)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(39)	(140)	296	(29)	418	(103)	10	413
Other revenues	—	(38)	—	—	—	74	15	51
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(126)	154	(85)	—	37	—	(20)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(5)	14	—	41	825	1	876
Interest credited to PABs	—	2	(301)	(17)	(415)	(49)	(2)	(782)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	—	4	(2)	—	(22)	(20)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(2)	85	488	75	(8)	(7)	(101)	530
Adjusted earnings	$817	$809	$872	$459	$154	$312	$(360)	$3,063
Less: Preferred stock dividends	—	—	—	—	—	—	101	101
Adjusted earnings available to common shareholders	$817	$809	$872	$459	$154	$312	$(461)	$2,962

Adjusted earnings available to common shareholders on a constant currency basis (1)	$817	$809	$860	$407	$150	$312	$(461)	$2,894

Premiums, fees and other revenues	$12,540	$3,357	$3,412	$3,002	$1,241	$1,738	$232	$25,522
Less: adjustments to premiums, fees and other revenues	—	(38)	—	—	—	74	15	51
Adjusted premiums, fees and other revenues	$12,540	$3,395	$3,412	$3,002	$1,241	$1,664	$217	$25,471

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$12,540	$3,395	$3,404	$2,707	$1,225	$1,664	$217	$25,152
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 decreased $804 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $748 million, or 6%, compared to the prior period primarily due to lower premiums in the pension risk transfer business in the RIS segment, partially offset by strong sales and solid persistency in the Latin America segment, as well as growth in both core and voluntary products in the Group Benefits segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Group Benefits	$400	$533	$767	$817
RIS	368	410	769	809
Asia	350	449	724	872
Latin America	233	226	451	459
EMEA	100	77	183	154
MetLife Holdings	144	153	298	312
Corporate & Other	(233)	(220)	(481)	(461)
Adjusted earnings available to common shareholders	$1,362	$1,628	$2,711	$2,962

Adjusted earnings available to common shareholders on a constant currency basis	$1,362	$1,605	$2,711	$2,894

Adjusted premiums, fees and other revenues	$12,719	$13,523	$26,333	$25,471
Adjusted premiums, fees and other revenues on a constant currency basis	$12,719	$13,467	$26,333	$25,152
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $266 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings available to common shareholders by $23 million in the Latin America segment
Market Factors - Decreased adjusted earnings available to common shareholders by $126 million:
•Higher interest credited expenses - growth in investment-type and certain insurance products in the RIS segment, as well as higher average interest crediting rates on investment-type and certain insurance products in the Asia segment
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds, partially offset by higher returns on mortgage loan funds and real estate funds
Partially offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment, higher income on real estate investments, higher returns on fair value option (“FVO”) securities and higher yields on fixed income securities, largely offset by lower income on derivatives and lower yields on mortgage loans
Volume Growth - Increased adjusted earnings available to common shareholders by $66 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA, Latin America and Asia segments

Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia and Latin America segments
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $201 million:
•Unfavorable mortality results, primarily in the Group Benefits segment
•Lower surrender charges in the Asia segment
•Unfavorable morbidity results, primarily in the Group Benefits segment
Expenses - Increased adjusted earnings available to common shareholders by $29 million:
•Lower expenses in the MetLife Holdings segment and Corporate & Other
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $251 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings available to common shareholders by $68 million, primarily in the Latin America and Asia segments
Market Factors - Decreased adjusted earnings available to common shareholders by $139 million:
•Higher interest credited expenses - higher average interest crediting rates on investment-type products, primarily in the RIS and Asia segments, as well as on certain insurance products in the Asia segment, and growth in investment-type and certain insurance products in the RIS segment
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds, largely offset by higher returns on real estate funds and mortgage loan funds
•Favorable change in market-sensitive policyholder liabilities in the Asia segment in the prior period
Partially offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment and higher income on real estate investments, largely offset by lower income on derivatives and lower yields on mortgage loans
Volume Growth - Increased adjusted earnings available to common shareholders by $106 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA, Asia and Latin America segments
Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia and Latin America segments
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $127 million:
•Lower surrender charges in the Asia segment
•Unfavorable morbidity results, primarily in the Group Benefits segment

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 increased $236 million, or 4%, compared to the prior period, primarily driven by growth in both core and voluntary products, as well as an increase in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$400	$533	$767	$817

Adjusted premiums, fees and other revenues	$6,446	$6,210	$12,876	$12,540
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $133 million primarily due to the following business drivers:
Volume Growth - Increased adjusted earnings by $13 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $157 million:
•Unfavorable mortality - primarily due to higher claims incidence in our life business as a result of low claims incidence in the prior period
•Unfavorable morbidity - unfavorable experience due to higher severity and a favorable reserve adjustment in the prior period in our disability business
•Unfavorable change from refinements to certain insurance liabilities in both periods
Expenses - Increased adjusted earnings by $11 million:
•An increase in adjusted premiums, fees and other revenue exceeded a corresponding increase in direct expenses
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $50 million primarily due to the following business drivers:
Volume Growth - Increased adjusted earnings by $19 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $59 million:
•Unfavorable morbidity - unfavorable experience due to higher severity and a favorable reserve adjustment in the prior period in our disability business
•Unfavorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $15 million:
•Higher legal plan utilization and direct expenses, partially offset by a premium tax liability release, exceeded the corresponding increase in adjusted premiums, fees and other revenue

Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 decreased $1.2 billion, or 48%, compared to the prior period. The decrease was primarily due to lower premiums from our pension risk transfer business, partially offset by growth in our United Kingdom (“U.K.”) longevity reinsurance business. The change in premiums was substantially offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$368	$410	$769	$809

Adjusted premiums, fees and other revenues	$1,355	$2,582	$3,785	$3,395
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $42 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $36 million:
•Higher interest credited expenses - growth in investment-type and certain insurance products
•Variable investment income decreased - lower returns on private equity funds, largely offset by higher returns on mortgage loan funds and real estate funds
Partially offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, largely offset by lower income on derivatives and lower yields on mortgage loans
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $40 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $53 million:
•Higher interest credited expenses - growth in investment-type and certain insurance products, as well as higher average interest crediting rates on investment-type products
Largely offset by:
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, largely offset by lower income on derivatives and lower yields on mortgage loans and fixed income securities
•Variable investment income increased - higher returns on real estate funds and mortgage loan funds, largely offset by lower returns on private equity funds
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $21 million:
•Favorable mortality - mainly in our risk solution business, partially offset by unfavorable mortality in our annuity business

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 increased $31 million, or 2%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $23 million, or 1%, compared to the prior period, as lower fee income from Japan’s annuity and foreign currency-denominated life products and decreases in premiums from Japan’s yen-denominated life and accident & health products were partially offset by an increase in premiums from life products in Korea.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$350	$449	$724	$872
Adjusted earnings on a constant currency basis	$350	$449	$724	$860

Adjusted premiums, fees and other revenues	$1,699	$1,668	$3,380	$3,412
Adjusted premiums, fees and other revenues on a constant currency basis	$1,699	$1,722	$3,380	$3,404
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $99 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - No change to adjusted earnings
Market Factors - Decreased adjusted earnings by $64 million:
•Higher interest credited expense - higher average interest crediting rates on investment-type and certain insurance products
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds partially offset by higher returns on real estate funds
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $34 million:
•Business growth across the region, mainly driven by higher positive net flows, which resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $53 million:
•Lower surrender charges in Japan
•Unfavorable claims experience in Australia
Taxes - Decreased adjusted earnings by $10 million:
•Higher dividend withholding tax in Korea
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted Earnings - Decreased $148 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $12 million:
•Korean won and Australian dollar weakened against the U.S. dollar

Market Factors - Decreased adjusted earnings by $59 million:
•Higher interest credited expense - higher average interest crediting rates on investment-type and certain insurance products
•Favorable change in market-sensitive policyholder liabilities in the prior period
Partially offset by:
•Recurring investment income increased - higher yields on fixed income securities
•Variable investment income increased - higher returns on real estate funds, largely offset by lower returns on private equity funds and corporate debt funds
Volume Growth - Increased adjusted earnings by $50 million:
•Business growth across the region, mainly driven by higher positive net flows, which resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $78 million:
•Lower surrender charges in Japan
•Unfavorable claims experience in Australia
Expenses - Decreased adjusted earnings by $21 million:
•Higher direct expenses and corporate overhead expenses
Taxes - Decreased adjusted earnings by $30 million:
•Unfavorable change in Japan - impact from a tax rate change in the current period
•Unfavorable change in Korea - higher dividend withholding tax in the current period and tax benefits due to a tax audit settlement in the prior period
Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 increased $128 million, or 8%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $248 million, or 18%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$233	$226	$451	$459
Adjusted earnings on a constant currency basis	$233	$203	$451	$407

Adjusted premiums, fees and other revenues	$1,634	$1,506	$3,147	$3,002
Adjusted premiums, fees and other revenues on a constant currency basis	$1,634	$1,386	$3,147	$2,707
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $7 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $23 million:
•Mexican peso weakened against the U.S. dollar

Market Factors - No change to adjusted earnings
•Recurring investment income - higher returns on our Chilean encaje within FVO securities, driven by an increase in bond index returns, were offset by lower yields on fixed income securities and mortgage loans and lower returns on real estate equity investments
Volume Growth - Increased adjusted earnings by $26 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Strong sales and higher average invested assets in Mexico
Partially offset by:
•Increase in interest credited expenses on long-duration products
Taxes - Increased adjusted earnings by $4 million:
•Tax adjustments in both periods related to the filing of the tax returns in Chile and Mexico
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $8 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $52 million:
•Mexican peso weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $8 million:
•Recurring investment income decreased - lower yields on fixed income securities and real estate equity investments, partially offset by higher returns on our Chilean encaje within FVO securities, driven by an increase in bond index returns
Volume Growth - Increased adjusted earnings by $54 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Strong sales and higher average invested assets in Mexico
Partially offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $18 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico in the prior period
Taxes - Increased adjusted earnings by $18 million:
•Income tax refund in Chile
•Tax adjustments in both periods - recurring tax item related to inflation and adjustments related to the filing of the tax returns in Chile and Mexico

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2025 increased $98 million, or 16%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $88 million, or 14%, compared to the prior period primarily due to strong sales in our (i) corporate solutions business in the U.K., the Gulf and Egypt, (ii) credit life business in Turkey and Romania, and (iii) accident & health and ordinary life businesses across the region, as well as our pension business in Turkey.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$100	$77	$183	$154
Adjusted earnings on a constant currency basis	$100	$77	$183	$150

Adjusted premiums, fees and other revenues	$719	$621	$1,387	$1,241
Adjusted premiums, fees and other revenues on a constant currency basis	$719	$631	$1,387	$1,225
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $23 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - No change to adjusted earnings
Market Factors - Increased adjusted earnings by $5 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $18 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the Gulf, the U.K. and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $10 million:
•Unfavorable underwriting experience across the region
Partially offset by:
•Favorable change from refinements to certain insurance liabilities primarily in the current period
Expenses - Increased adjusted earnings by $7 million:
•Lower pension, postretirement and postemployment benefit costs
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $29 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $4 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Partially offset by:
•British pound strengthened against the U.S. dollar

Market Factors - Increased adjusted earnings by $10 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $34 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the Gulf, the U.K. and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $10 million:
•Unfavorable underwriting experience across the region
•Unfavorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $6 million:
•Higher direct expenses, including employee-related costs and various other operating expenses across the region
Partially offset by:
•Lower pension, postretirement and postemployment benefit costs
MetLife Holdings
Business Overview. The MetLife Holdings segment principally consists of operations relating to products and businesses that we no longer actively market in the U.S. Adjusted premiums, fees and other revenues continue to decline from expected business run-off.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$144	$153	$298	$312

Adjusted premiums, fees and other revenues	$740	$823	$1,520	$1,664
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $9 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $30 million:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, partially offset by higher income on real estate investments, as well as higher yields on fixed income securities
•Variable investment income decreased - lower returns on private equity funds, largely offset by higher returns on mortgage loan funds
Partially offset by:
•Decrease in interest credited expenses on long-duration products
Volume Growth - Decreased adjusted earnings by $10 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $16 million:
•Favorable mortality - lower claim volume and severity in our life business, partially offset by lower fees in our annuity business

Expenses - Increased adjusted earnings by $13 million, consistent with business run-off
Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $14 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $33 million:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, partially offset by higher income on real estate investments, as well as higher yields on fixed income securities
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds, largely offset by higher returns on mortgage loan funds and real estate funds
Partially offset by:
•Decrease in interest credited expenses on long-duration products
Volume Growth - Decreased adjusted earnings by $20 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $17 million:
•Unfavorable reserve refinement in the prior period
•Favorable mortality - lower claim volume and severity in our life business, largely offset by lower fees in our annuity business
Partially offset by:
•Unfavorable morbidity experience in our long-term care business
Expenses - Increased adjusted earnings by $18 million, consistent with business run-off

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings available to common shareholders	$(233)	$(220)	$(481)	$(461)

Adjusted premiums, fees and other revenues	$126	$113	$238	$217
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Business activities	$29	$30	$38	$36
Net investment income	73	92	151	194
Interest expense on debt	(269)	(255)	(527)	(520)
Corporate initiatives and projects	(13)	(7)	(23)	(13)
Other	(69)	(93)	(135)	(174)
Provision for income tax (expense) benefit and other tax-related items	47	47	112	117
Preferred stock dividends	(31)	(34)	(97)	(101)
Adjusted earnings available to common shareholders	$(233)	$(220)	$(481)	$(461)
Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Adjusted Earnings Available to Common Shareholders - Decreased $13 million primarily due to the following:
Net Investment Income - Decreased adjusted earnings available to common shareholders by $15 million:
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds
Partially offset by:
•Recurring investment income increased - higher income on real estate investments and higher yields on fixed income securities, largely offset by lower average invested assets
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $11 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in June 2024 and September 2024
Partially offset by:
•Senior note repayment at maturity in April 2024 and March 2025
Corporate Initiatives and Projects & Other - Increased adjusted earnings available to common shareholders by $14 million:
•Lower employee-related expenses
•Lower litigation reserves
Partially offset by:
•Higher costs associated with corporate initiatives and projects

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Adjusted Earnings Available to Common Shareholders - Decreased $20 million primarily due to the following:
Net Investment Income - Decreased adjusted earnings available to common shareholders by $34 million:
•Variable investment income decreased - lower returns on private equity funds and corporate debt funds, partially offset by higher returns on real estate funds
Partially offset by:
•Recurring investment income increased - higher yields were largely offset by lower average invested assets; the increase in yields was due to higher income on real estate investments, partially offset by lower yields on fixed income securities
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $6 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in March 2024, June 2024 and September 2024
Partially offset by:
•Senior note repayment at maturity in April 2024 and March 2025
•Decreased interest expense on surplus notes
Corporate Initiatives and Projects & Other - Increased adjusted earnings available to common shareholders by $23 million:
•Lower employee-related expenses
•Lower litigation reserves
Partially offset by:
•Higher costs associated with corporate initiatives and projects

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
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance with Third Parties
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties. “Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties, including (i) the related investment returns and expenses which are passed through to the third-party reinsurers and (ii) the corresponding invested assets and cash and cash equivalents. Reinsurance adjustments, unless otherwise stated, have been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for more information about Reinsurance adjustments and reinsurance, respectively.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	June 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$971	$790
Foreign corporate	451	405
Foreign government	385	355
Residential mortgage-backed securities (“RMBS”)	311	286
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	295	201
Commercial mortgage-backed securities (“CMBS”)	189	165
Municipals	135	111
U.S. government and agency	163	78
Total fixed maturity securities AFS	2,900	2,391
Net mortgage loans:
Commercial	78	82
Residential	—	3
Net mortgage loans	78	85
Other limited partnership interests	14	11
Other invested assets	2	—
Short-term investments, cash and cash equivalents	46	206
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$3,040	$2,693

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

	Selected Country Fixed Maturity Securities AFS at June 30, 2025
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	$100	$27	$90	$217
Ukraine	18	—	2	20
Russian Federation	15	—	—	15
Total	$133	$27	$92	$252
Investment grade %	75.4%	100.0%	58.5%	71.8%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $318 million and $282 million, respectively, at June 30, 2025.
We manage direct and indirect investment exposure in the selected countries through fundamental analysis and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
Investment Portfolio Results
See “— Overview” for a discussion of our investment portfolio and a summary of how we manage our investment portfolio. Below is a reconciliation of net investment income under GAAP to adjusted net investment income and our yield table. The yield table presentation is consistent with how we measure our investment performance for management purposes, and we believe it enhances understanding of our investment portfolio results.

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net investment income — GAAP	$5,661	$5,205	$10,546	$10,641
Investment hedge adjustments	102	172	205	348
Unit-linked investment income and Reinsurance adjustments	(545)	(219)	(361)	(761)
Other	(16)	2	25	—
Adjusted net investment income (1)	$5,202	$5,160	$10,415	$10,228
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.61%	$3,517	4.38%	$3,206	4.49%	$6,776	4.38%	$6,406
Net mortgage loans (3), (4)	5.12	1,026	5.30	1,096	5.17	2,082	5.28	2,196
Real estate and real estate joint ventures	3.47	120	(0.97)	(32)	3.74	254	(1.85)	(122)
Policy loans	5.64	113	5.44	110	5.51	220	5.50	223
Equity securities	2.30	3	5.50	7	4.24	12	5.49	14
Other limited partnership interests	3.46	122	9.10	325	4.84	344	8.68	626
Cash and short-term investments	4.19	232	4.61	209	4.30	456	4.97	455
Other invested assets	—	218	—	386	—	583	—	734
Investment income	4.73	5,351	4.83	5,307	4.78	10,727	4.79	10,532
Investment fees and expenses	(0.13)	(149)	(0.13)	(147)	(0.14)	(311)	(0.14)	(304)
Net investment income including divested businesses (5)	4.60%	5,202	4.70%	5,160	4.64%	10,416	4.65%	10,228
Less: net investment income from divested businesses (5)		—		—		1		—
Adjusted net investment income		$5,202		$5,160		$10,415		$10,228
__________________
(1)We calculate annualized yields using adjusted net investment income as a percent of average quarterly asset carrying values. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), mortgage loans originated for third parties, Reinsurance adjustments, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $107 million and $22 million for the three months ended June 30, 2025 and 2024, respectively, and $87 million and $107 million for the six months ended June 30, 2025 and 2024, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and net mortgage loans includes prepayment fees.

(4)Investment income from net mortgage loans excludes investment income from mortgage loans originated for third parties. See “— Net Mortgage Loans.”
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	June 30, 2025		December 31, 2024
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$212,574	71.9%	$201,259	72.2%
Privately-placed	83,263	28.1	77,393	27.8
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$295,837	100.0%	$278,652	100.0%
Reinsurance adjustments	2,900		2,391
Total fixed maturity securities AFS	$298,737		$281,043
Percentage of cash and invested assets, excluding Reinsurance adjustments	62.2%		60.7%
Equity securities
Publicly traded	$536	67.8%	$474	66.6%
Privately-held	254	32.2	238	33.4
Total equity securities	$790	100.0%	$712	100.0%
Percentage of cash and invested assets	0.2%		0.2%
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

	June 30, 2025
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,155	5.1%	$461	58.4%
Level 2
Independent pricing sources	$248,983	84.2%	$74	9.3%
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$248,983	84.2%	$77	9.7%
Level 3
Independent pricing sources	$28,546	9.6%	$49	6.2%
Internal matrix pricing or discounted cash flow techniques	2,675	0.9	199	25.2
Independent broker quotations	478	0.2	4	0.5
Significant unobservable inputs	$31,699	10.7%	$252	31.9%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance adjustments	$295,837	100.0%	$790	100.0%
Reinsurance adjustments	2,900		—
Total fixed maturity securities AFS and equity securities at estimated fair value	$298,737		$790
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at June 30, 2025: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended June 30, 2025, Level 3 fixed maturity securities AFS decreased by $40 million, or 0.1%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss) (“OCI”). During the six months ended June 30, 2025, Level 3 fixed maturity securities AFS decreased by $2.9 billion, or 8.3%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI.
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

		June 30, 2025				December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$223,380	$(19,915)	$203,465	68.8%	$212,723	$(20,624)	$192,099	68.9%
Baa	2	82,806	(2,544)	80,262	27.1	79,308	(4,963)	74,345	26.7
Subtotal investment grade		306,186	(22,459)	283,727	95.9	292,031	(25,587)	266,444	95.6
Ba	3	8,567	(1)	8,566	2.9	8,834	(154)	8,680	3.1
B	4	3,498	(238)	3,260	1.1	3,279	(244)	3,035	1.1
Caa and lower	5	237	(33)	204	0.1	478	(53)	425	0.2
In or near default	6	108	(28)	80	—	106	(38)	68	—
Subtotal below investment grade		12,410	(300)	12,110	4.1	12,697	(489)	12,208	4.4
Total fixed maturity securities AFS, excluding Reinsurance adjustments		$318,596	$(22,759)	$295,837	100.0%	$304,728	$(26,076)	$278,652	100.0%
Reinsurance adjustments		2,988	(88)	2,900		2,533	(142)	2,391
Total fixed maturity securities AFS		$321,584	$(22,847)	$298,737		$307,261	$(26,218)	$281,043

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
June 30, 2025
U.S. corporate	$42,769	$34,023	$3,157	$1,477	$90	$46	$81,562
Foreign corporate	20,064	35,127	3,148	403	38	12	58,792
Foreign government	32,917	6,103	1,731	1,294	33	19	42,097
RMBS	39,134	1,464	128	27	9	2	40,764
U.S. government and agency	32,141	322	—	—	—	—	32,463
ABS & CLO	17,480	3,004	373	43	29	—	20,929
Municipals	9,607	169	26	—	—	—	9,802
CMBS	9,353	50	3	16	5	1	9,428
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$203,465	$80,262	$8,566	$3,260	$204	$80	$295,837
Percentage of total	68.8%	27.1%	2.9%	1.1%	0.1%	—%	100.0%
Reinsurance adjustments	1,852	995	51	—	2	—	2,900
Total fixed maturity securities AFS	$205,317	$81,257	$8,617	$3,260	$206	$80	$298,737
December 31, 2024
U.S. corporate	$40,319	$33,271	$3,458	$1,282	$222	$32	$78,584
Foreign corporate	18,419	31,264	3,157	375	124	15	53,354
Foreign government	31,927	5,078	1,529	1,302	46	13	39,895
RMBS	32,860	1,144	81	38	8	4	34,135
U.S. government and agency	32,982	368	—	—	—	—	33,350
ABS & CLO	16,927	2,993	405	38	25	2	20,390
Municipals	9,557	183	22	—	—	—	9,762
CMBS	9,108	44	28	—	—	2	9,182
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$192,099	$74,345	$8,680	$3,035	$425	$68	$278,652
Percentage of total	68.9%	26.7%	3.1%	1.1%	0.2%	—%	100.0%
Reinsurance adjustments	1,592	783	10	—	6	—	2,391
Total fixed maturity securities AFS	$193,691	$75,128	$8,690	$3,035	$431	$68	$281,043

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either June 30, 2025 or December 31, 2024. The top 10 holdings comprised 1% of total investments at both June 30, 2025 and December 31, 2024. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	June 30, 2025		December 31, 2024
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,642	23.4%	$30,381	23.1%
Consumer (cyclical and non-cyclical)	28,413	20.2	26,823	20.3
Utility	26,128	18.6	25,029	19.0
Industrial (basic, capital goods and other)	15,693	11.2	14,681	11.1
Transportation	13,396	9.5	12,208	9.3
Communications	9,868	7.0	9,536	7.2
Energy	7,892	5.6	7,411	5.6
Technology	4,797	3.4	4,359	3.3
Other	1,525	1.1	1,510	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance adjustments	$140,354	100.0%	$131,938	100.0%
Reinsurance adjustments	1,422		1,195
Total U.S. and foreign corporate fixed maturity securities AFS	$141,776		$133,133
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $71.1 billion and $63.7 billion of Structured Products, at estimated fair value, at June 30, 2025 and December 31, 2024, respectively, as presented in the RMBS, ABS & CLO, and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$26,856	65.9%	$(927)	$21,568	63.2%	$(1,370)
Pass-through mortgage-backed securities	13,908	34.1	(1,004)	12,567	36.8	(1,294)
Total RMBS, excluding Reinsurance adjustments	$40,764	100.0%	$(1,931)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	311		4	286		1
Total RMBS	$41,075		$(1,927)	$34,421		$(2,663)
Risk profile
Agency	$24,883	61.1%	$(1,529)	$20,660	60.5%	$(2,058)
Non-Agency
Prime and prime investor	8,002	19.6	(266)	6,390	18.7	(374)
Non-qualified residential mortgage (“NQM”) and alternative (“Alt-A”)	1,676	4.1	(19)	1,699	5.0	(37)
Reperforming and sub-prime	3,534	8.7	(127)	3,579	10.5	(173)
Other (1)	2,669	6.5	10	1,807	5.3	(22)
Subtotal Non-Agency	15,881	38.9%	(402)	13,475	39.5%	(606)
Total RMBS, excluding Reinsurance adjustments	$40,764	100.0%	$(1,931)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	311		4	286		1
Total RMBS	$41,075		$(1,927)	$34,421		$(2,663)
Ratings profile
Rated Aaa and Aa	$35,706	87.6%		$29,158	85.4%
Designated NAIC 1	$39,126	96.0%		$32,860	96.3%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	June 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,046	9.8%	$6	$1,938	9.5%	$(22)
Vehicle and equipment loans	1,041	5.0	1	1,328	6.5	(1)
Consumer loans	1,153	5.5	(14)	1,173	5.8	(34)
Credit card	1,030	4.9	13	1,122	5.5	7
Franchise	802	3.8	(19)	816	4.0	(35)
Student loans	693	3.3	(28)	671	3.3	(37)
Other (1)	6,858	32.8	(158)	6,197	30.4	(263)
Total	13,623	65.1%	(199)	13,245	65.0%	(385)
CLO (2)	7,306	34.9%	15	7,145	35.0%	11
Total ABS & CLO, excluding Reinsurance adjustments	$20,929	100.0%	$(184)	$20,390	100.0%	$(374)
Reinsurance adjustments	295		4	201		1
Total ABS & CLO	$21,224		$(180)	$20,591		$(373)
ABS ratings profile
Rated Aaa and Aa	$3,895	28.6%		$3,977	30.0%
Designated NAIC 1	$10,821	79.4%		$10,366	78.3%
CLO ratings profile
Rated Aaa and Aa	$5,425	74.3%		$5,313	74.4%
Designated NAIC 1	$6,650	91.0%		$6,386	89.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,320	44.5%		$9,290	45.6%
Designated NAIC 1	$17,471	83.5%		$16,752	82.2%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	June 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,821	51.1%	$(196)	$5,097	55.5%	$(325)
Single asset and single borrower	2,386	25.3	(56)	2,197	23.9	(75)
Agency	1,029	10.9	(119)	715	7.8	(116)
Commercial real estate collateralized loan obligations	242	2.6	—	249	2.7	(1)
Other	950	10.1	2	924	10.1	20
Total CMBS, excluding Reinsurance adjustments	$9,428	100.0%	$(369)	$9,182	100.0%	$(497)
Reinsurance adjustments	189		3	165		3
Total CMBS	$9,617		$(366)	$9,347		$(494)
Ratings profile
Rated Aaa and Aa	$7,650	81.1%		$7,467	81.3%
Designated NAIC 1	$9,347	99.1%		$9,108	99.2%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the six months ended June 30, 2025.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.4 billion and $14.4 billion at June 30, 2025 and December 31, 2024, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Notes 1 and 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $654 million and $433 million at June 30, 2025 and December 31, 2024, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $674 million and $443 million at June 30, 2025 and December 31, 2024, respectively.

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
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2025				December 31, 2024
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$46,674	57.6%	$807	1.7%	$48,967	59.6%	$461	0.9%
Agricultural	18,993	23.5	92	0.5%	19,030	23.1	83	0.4%
Residential	15,286	18.9	206	1.3%	14,186	17.3	179	1.3%
Net mortgage loans, excluding Reinsurance adjustments	80,953	100.0%	1,105	1.4%	82,183	100.0%	723	0.9%
Reinsurance adjustments	78		—		85		—
Net mortgage loans	$81,031		$1,105		$82,268		$723
_________________
(1)Does not include mortgage loans originated for third parties of $7.0 billion at amortized cost ($6.7 billion commercial and $330 million agricultural) or the related ACL of $91 million at June 30, 2025, and $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) or the related ACL of $77 million at December 31, 2024.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Australia at June 30, 2025. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 16%, 8% and 6%, respectively, of total net commercial and agricultural mortgage loans at June 30, 2025. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at June 30, 2025. The carrying values of our residential mortgage loans located in California, Florida and New York were 33%, 10% and 7%, respectively, of total residential mortgage loans at June 30, 2025.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	June 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,611	18.4%	$8,738	17.8%
Non-U.S.	7,839	16.8	7,901	16.1
Middle Atlantic	6,561	14.1	6,938	14.2
South Atlantic	5,630	12.1	5,890	12.0
West South Central	3,274	7.0	3,228	6.6
New England	2,386	5.1	2,680	5.5
Mountain	2,470	5.3	2,317	4.7
East North Central	1,460	3.1	1,453	3.0
East South Central	476	1.0	481	1.0
West North Central	407	0.9	410	0.8
Multi-Region and Other	7,560	16.2	8,931	18.3
Total amortized cost, excluding Reinsurance adjustments	$46,674	100.0%	$48,967	100.0%
Reinsurance adjustments	78		82
Total amortized cost	$46,752		$49,049
Less: ACL	807		461
Carrying value, net of ACL	$45,945		$48,588
Property Type
Office	$17,912	38.4%	$18,269	37.3%
Apartment	9,899	21.2	10,472	21.4
Retail	6,768	14.5	6,612	13.5
Single Family Rental	4,780	10.2	5,355	10.9
Industrial	3,942	8.5	4,999	10.2
Hotel	3,285	7.0	3,178	6.5
Other	88	0.2	82	0.2
Total amortized cost, excluding Reinsurance adjustments	46,674	100.0%	48,967	100.0%
Reinsurance adjustments	78		82
Total amortized cost	$46,752		$49,049
Less: ACL	807		461
Carrying value, net of ACL	$45,945		$48,588
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 69% at both June 30, 2025 and December 31, 2024 and our average DSCR was 2.0x and 2.1x at June 30, 2025 and December 31, 2024, respectively. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 46% at both June 30, 2025 and December 31, 2024. The values utilized in calculating our agricultural mortgage loan investments LTV ratio are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $46.7 billion at amortized cost at June 30, 2025 by key credit quality indicators of LTV and DSCR was as follows:

	June 30, 2025
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	46.7%	3.0%	1.6%	51.3%
65% - 75%	16.5%	2.1%	0.6%	19.2%
76% - 80%	4.4%	0.9%	0.3%	5.6%
>80%	14.0%	4.8%	5.1%	23.9%
Total	81.6%	10.8%	7.6%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $19.0 billion at amortized cost at June 30, 2025 by the key credit quality indicator of LTV was as follows:

June 30, 2025
LTV	Total
<65%	92.6%
65% - 75%	6.8%
76% - 80%	0.2%
>80%	0.4%
Total	100.0%
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
The carrying value of our real estate investments was $14.0 billion and $13.3 billion at June 30, 2025 and December 31, 2024, respectively, or 2.9% of cash and invested assets at both June 30, 2025 and December 31, 2024.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.8 billion unrealized gain position at June 30, 2025.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $1 million for the six months ended June 30, 2025. There was no impairment loss recognized on our real estate investments for the six months ended June 30, 2024.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds. At June 30, 2025 and December 31, 2024, the carrying value of other limited partnership interests was $14.3 billion and $14.4 billion, respectively. Other limited partnership interests were 3.0% and 3.1% of cash and invested assets at June 30, 2025 and December 31, 2024, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2025		December 31, 2024
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,477	45.7%	$8,212	44.4%
Operating joint ventures	714	4.4	2,006	10.8
Company-owned life insurance policies	1,783	10.9	1,738	9.4
Annuities funding structured settlement claims	1,245	7.6	1,248	6.7
Direct financing leases	1,271	7.8	1,228	6.6
Tax credit and renewable energy partnerships	661	4.0	714	3.9
Federal Home Loan Bank of New York (“FHLBNY”) common stock	700	4.3	699	3.8
Leveraged leases	554	3.4	623	3.4
Funds withheld	481	2.9	433	2.3
Other	1,466	9.0	1,603	8.7
Total	$16,352	100.0%	$18,504	100.0%
Percentage of cash and invested assets	3.4%		4.0%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at June 30, 2025 and December 31, 2024. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 10 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2025 and December 31, 2024.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and six months ended June 30, 2025 and 2024.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Derivatives” in the 2024 Annual Report for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” in the 2024 Annual Report for more information about our use of derivatives by major hedge program.
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
◦Note 13 (senior note issuances and facility agreement for senior debt issuances);
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At June 30, 2025 and December 31, 2024, our short-term liquidity position was $21.5 billion and $18.6 billion, respectively, and liquid assets were $183.3 billion and $172.8 billion, respectively.
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

	Six Months Ended June 30,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$6,449	$5,818
Net change in PABs	4,087	1,946
Net change in payables for collateral under securities loaned and other transactions	—	385
Long-term debt issued	713	1,270
Subordinated debt securities issued	1,000	—
Other, net	—	127
Effect of change in foreign currency exchange rates on cash and cash equivalents	295	—
Total sources	12,544	9,546
Uses:
Investing activities, net	6,303	3,967
Net change in payables for collateral under securities loaned and other transactions	118	—
Long-term debt repaid	558	1,741
Collateral financing arrangement repaid	38	82
Derivatives with certain financing elements and other derivative-related transactions, net	74	150
Net change in mortgage loan secured financing	338	327
Treasury stock acquired in connection with share repurchases	1,921	2,027
Dividends on preferred stock	97	101
Dividends on common stock	756	766
Other, net	231	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	238
Total uses	10,434	9,399
Net increase (decrease) in cash and cash equivalents	$2,110	$147
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
Credit and Committed Facilities
At June 30, 2025, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at June 30, 2025 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$298	$—	$2,702

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,473	—	423
Total Committed Facilities	$3,246	$2,823	$—	$423
Outstanding Debt
The following table summarizes our outstanding debt at:

	June 30, 2025	December 31, 2024
	(In millions)
Short-term debt (1)	$379	$465
Long-term debt (2)	$15,374	$15,086
Collateral financing arrangement	$438	$476
Subordinated debt securities (3)	$4,153	$3,164
__________________
(1)This is all short-term debt that is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $380 million and $348 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at June 30, 2025 and December 31, 2024, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in March 2025. See Note 14 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2025.
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
For the six months ended June 30, 2025 and 2024, MetLife, Inc. paid dividends on its preferred stock of $97 million and $101 million, respectively. For the six months ended June 30, 2025 and 2024, MetLife, Inc. paid dividends on its common stock of $756 million and $766 million, respectively.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2025 and 2024, general account surrenders and withdrawals from annuity products were $669 million and $903 million, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2025, there were funding agreements totaling $128 million that could be put back to the Company.
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
Liquid Assets
At June 30, 2025 and December 31, 2024, MetLife holding companies had $5.2 billion and $5.1 billion, respectively, in liquid assets. Of these amounts, $4.0 billion and $4.2 billion were held by MetLife, Inc. and $1.2 billion and $944 million were held by other MetLife holding companies at June 30, 2025 and December 31, 2024, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2025 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2025:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$1,966	$2,732
American Life Insurance Company	$200	$751
Metropolitan Tower Life Insurance Company	$—	$358
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2025, MetLife, Inc. also received from certain other subsidiaries cash dividends totaling $32 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2025	December 31, 2024
	(In millions)
Long-term debt — unaffiliated	$14,686	$14,431
Long-term debt — affiliated (1)	$1,553	$1,447
Subordinated debt securities	$3,459	$2,470
__________________
(1)In June 2025, a $250 million senior unsecured floating rate note issued to MetLife Insurance K.K., an affiliate of MetLife, Inc., matured and was refinanced, extending the maturity to June 2032.

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
Affiliated Capital and Debt Transactions
For the six months ended June 30, 2025 and 2024, MetLife, Inc. invested a net amount of $28 million and $223 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $435 million and $285 million at June 30, 2025 and December 31, 2024, respectively.
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
Adjusted earnings available to common shareholders is defined as adjusted earnings less preferred stock dividends. For additional information relating to adjusted earnings, see “Financial Measure and Segment Accounting Policies” and “Corporate & Other” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements.
In addition, adjusted earnings available to common shareholders excludes the impact of preferred stock redemption premium, which is reported as a reduction to net income (loss) available to MetLife, Inc.’s common shareholders.
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s adjusted common stockholders’ equity: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income (“AOCI”) and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
•Total MetLife, Inc.’s adjusted common stockholders’ equity, excluding total notable items: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of AOCI, the estimated fair value of certain ceded reinsurance-related embedded derivatives and total notable items, all net of income tax.
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
The following additional information is relevant to an understanding of our performance:
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 — April 30, 2025	2,025,058	$75.60	2,025,058	$3,360,966,742
May 1 — May 31, 2025	2,433,688	$78.89	2,433,688	$3,168,967,456
June 1 — June 30, 2025	2,087,774	$79.03	2,087,774	$3,003,967,222
Total	6,546,520		6,546,520
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In April 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At June 30, 2025, MetLife, Inc. had $3.0 billion of common stock repurchases remaining under its authorizations. Neither the authorizations remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. For more information on our common stock authorizations and common stock repurchases, including the excise tax payable in connection therewith, see Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2024 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	CSRD	Corporate Sustainability Reporting Directive
ABO	Accumulated Benefit Obligations	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	DAC	Deferred Policy Acquisition Costs
ACL	Allowance For Credit Loss	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
AD&D	Accidental Death and Dismemberment	Delaware Commissioner	Delaware Commissioner of Insurance
AFS	Available-For-Sale	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AI	Artificial Intelligence	DOL	U.S. Department of Labor
ALM	Asset/Liability Management	DPL	Deferred Profit Liability
Alt-A	Alternative Residential Mortgage Loans	DSCR	Debt Service Coverage Ratios
American Life	American Life Insurance Company	EEA	European Economic Area
AOCI	Accumulated Other Comprehensive Income (Loss)	EMEA	Europe, the Middle East And Africa
APBO	Accumulated Postretirement Benefit Obligation	ERC	Enterprise Risk Committee
ASO	Administrative Services-Only	ERISA	Employee Retirement Income Security Act of 1974
ASU	Accounting Standards Update	ERM	Enterprise Risk Management
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ESG	Environmental, Social and Governance
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	EU	European Union
CBIRC	The China Banking and Insurance Regulatory Commission	EU AI Act	European Union’s Artificial Intelligence Act
CCPA	California Consumer Privacy Act	Exchange Act	Securities Exchange Act of 1934
CEO	Chief Executive Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFO	Chief Financial Officer	FASB	Financial Accounting Standards Board
CFPB	Consumer Financial Protection Bureau	FCTA	Foreign Currency Translation Adjustments
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
CISO	Chief Information Security Officer	Federal Reserve Board	Board of Governors of the Federal Reserve System
CLOs	Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
CMBS	Commercial Mortgage-Backed Securities	FINRA	Financial Industry Regulatory Authority
CODM	Chief Operating Decision Maker	FIO	Federal Insurance Office
Committed Facilities	Credit Facility, as well as certain committed facilities	Fitch	Fitch Ratings Inc.
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	FPB	Future Policy Benefits
Credit Facility	Unsecured revolving credit facility	FSA	Financial Services Agency
CRO	Chief Risk Officer	FSB	Financial Stability Board
C-ROSS	China Risk Oriented Solvency System	FSOC	Financial Stability Oversight Council

FVO	Fair Value Option	Moody’s	Moody’s Investors Service, Inc.
GAAP	Accounting principles generally accepted in the United States of America	MoRe	Missouri Reinsurance, Inc.
GCC	Group Capital Calculation	MrB	MetLife Reinsurance Company of Bermuda, Ltd.
GDPR	General Data Protection Regulation	MRB	Market Risk Benefit
General Atlantic	General Atlantic, L.P.	MRC	MetLife Reinsurance Company of Charleston
GHG	Greenhouse Gas	MrH	MetLife Reinsurance Company of Hamilton, Ltd.
GICs	Guaranteed Interest Contracts	MRV	MetLife Reinsurance Company of Vermont
GILTI	Global Intangible Low-Taxed Income	MSS	MetLife Services and Solutions, LLC
Global Atlantic	Global Atlantic Financial Group	MTL	Metropolitan Tower Life Insurance Company
GMABs	Guaranteed Minimum Accumulation Benefits	NAIC	National Association of Insurance Commissioners
GMCR	Guaranteed Minimum Crediting Rates	NAV	Net Asset Value
GMDBs	Guaranteed Minimum Death Benefits	Nebraska Director	Director of the Nebraska Department of Insurance
GMIBs	Guaranteed Minimum Income Benefits	NFRA	National Financial Regulatory Administration
GMWBs	Guaranteed Minimum Withdrawal Benefits	NGEs	Non-Guaranteed Elements
GMXBs	Guaranteed Minimum Benefits	NIFO	Net investment in a foreign operation
IAIGs	Internationally Active Insurance Groups	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
IAIS	International Association of Insurance Supervisors	NPR	Net Premium Ratio
IBNP	Incurred But Not Paid	NQM	Non-Qualified Residential Mortgage
IBNR	Incurred But Not Reported	NRSRO	Nationally Recognized Statistical Rating Organizations
IMR	Interest Maintenance Reserve	NYDFS	New York State Department of Financial Services
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	OCI	Other Comprehensive Income (Loss)
IRS	Internal Revenue Service	OLPI	Other Limited Partnership Interests
LDTI	Long-Duration Targeted Improvements	ORSA	Own Risk and Solvency Assessment
LDTI Transition Date	January 1, 2021	OTC	Over-the-Counter
LIBOR	London Interbank Offered Rate	OTC-bilateral	Bilateral contracts between two counterparties
LTV	Loan-To-Value	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	PABs	Policyholder Account Balances
MetLife Poland and Greece	Wholly-owned subsidiaries in Poland and Greece	PBO	Projected Benefit Obligation
MIM	MetLife Investment Management, LLC and certain of its affiliates	PCAOB	Public Company Accounting Oversight Board
MLIC	Metropolitan Life Insurance Company	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
PineBridge	PineBridge Investments	SSG	Structured Securities Group
PNB MetLife	PNB MetLife India Insurance Company Limited	Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio

PTE	Prohibited Transaction Exemption	Statutory Codification	Codification of Statutory Accounting Principles
RBC	Risk-Based Capital	Structured Products	RMBS, ABS & CLO and CMBS
RCC	Replacement Capital Covenant	Superintendent	New York Superintendent of Financial Services
REJV	Real Estate Joint Ventures	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
RIS	Retirement and Income Solutions	TRRs	Total Rate of Return Swaps
RMBS	Residential Mortgage-Backed Securities	U.K.	United Kingdom
ROU	Right-of-Use	U.S.	United States
S&P	Standard & Poor’s Global Ratings	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
SCL	Special Considerations Letter	Unit-linked and FVO Securities	Contractholder-directed equity securities and Fair Value Option securities
SEC	U.S. Securities and Exchange Commission	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders	UREV	Unearned Revenue
Series A preferred stock	Non-Cumulative Preferred Stock, Series A	VIEs	Variable Interest Entities
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	VOBA	Value of Business Acquired
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	VOCRA	Value of Customer Relationships Acquired
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	VODA	Value of Distribution Agreements
SOFR	Secured Overnight Financing Rate

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Toby S. Brown
Name: Toby S. Brown Title: Executive Vice President, Global Head of Reinsurance and Interim Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 7, 2025