Form 10-Q
period 2025-09-30
METLIFE INC
filed 2025-11-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

At October 31, 2025, 658,891,656 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2025 and December 31, 2024 and for the Three Months and Nine Months Ended September 30, 2025 and 2024)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	10
	Note 3 — Acquisition	16
	Note 4 — Future Policy Benefits	16
	Note 5 — Policyholder Account Balances	26
	Note 6 — Market Risk Benefits	35
	Note 7 — Separate Accounts	39
	Note 8 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	43
	Note 9 — Reinsurance	44
	Note 10 — Closed Block	44
	Note 11 — Investments	47
	Note 12 — Derivatives	63
	Note 13 — Fair Value	75
	Note 14 — Long-term Debt	90
	Note 15 — Subordinated Debt Securities	91
	Note 16 — Equity	92
	Note 17 — Other Revenues and Other Expenses	97
	Note 18 — Employee Benefit Plans	98
	Note 19 — Income Tax	98
	Note 20 — Earnings Per Common Share	99
	Note 21 — Contingencies, Commitments and Guarantees	99
	Note 22 — Subsequent Events	102
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	103
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	159
Item 4.	Controls and Procedures	160

Part II — Other Information
Item 1.	Legal Proceedings	161
Item 1A.	Risk Factors	161
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	161
Item 5.	Other Information	162
Item 6.	Exhibits	163

Glossary		165

Signatures		168

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, the effects of announced or future tariff increases on the global economy, credit spreads, declining equity or debt markets, real estate, obligors and counterparties, government default or shutdown, currency exchange rates, derivatives, climate change, public health, terrorism and security;
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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2025 and December 31, 2024 (Unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $248 and $160, respectively); and amortized cost: $324,833 and $307,421, respectively	$304,645	$281,043
Equity securities, at estimated fair value	788	712
Contractholder-directed equity securities and fair value option securities, at estimated fair value	12,270	10,672
Mortgage loans (net of allowance for credit loss of $1,261 and $800, respectively)	85,843	89,012
Policy loans	8,589	8,545
Real estate and real estate joint ventures (includes $382 and $378, respectively, under the fair value option; $208 and $65, respectively, of real estate held-for-sale; $296 and $183, respectively, relating to variable interest entities)	13,932	13,342
Other limited partnership interests	14,741	14,378
Short-term investments, principally at estimated fair value	5,962	5,156
Other invested assets (includes $1,622 and $1,851, respectively, of leveraged and direct financing leases; $517 and $424, respectively, relating to variable interest entities)	16,932	18,504
Total investments	463,702	441,364
Cash and cash equivalents, principally at estimated fair value	20,233	20,068
Accrued investment income	3,791	3,489
Premiums, reinsurance and other receivables (includes $0 and $47, respectively, relating to variable interest entities)	40,329	29,761
Market risk benefits, at estimated fair value	392	372
Deferred policy acquisition costs and value of business acquired	21,175	19,627
Current income tax recoverable	374	295
Deferred income tax asset	2,719	2,994
Goodwill	9,095	8,901
Other assets	11,572	11,082
Separate account assets	146,344	139,504
Total assets	$719,726	$677,457
Liabilities and Equity
Liabilities
Future policy benefits	$199,169	$193,646
Policyholder account balances	235,312	221,445
Market risk benefits, at estimated fair value	2,585	2,581
Other policy-related balances	20,361	18,899
Policyholder dividends payable	369	385
Payables for collateral under securities loaned and other transactions	17,139	17,128
Short-term debt (includes $107 and $133, respectively, relating to variable interest entities)	378	465
Long-term debt (includes $45 and $0, respectively, relating to variable interest entities)	15,300	15,086
Collateral financing arrangement	398	476
Subordinated debt securities	4,154	3,164
Deferred income tax liability	574	132
Other liabilities (includes $54 and $0, respectively, relating to variable interest entities)	48,452	36,843
Separate account liabilities	146,344	139,504
Total liabilities	690,535	649,754
Contingencies, Commitments and Guarantees (Note 21)
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,905 and $3,905, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,195,534,313 and 1,194,168,628 shares issued, respectively; 660,724,727 and 689,211,065 shares outstanding, respectively	12	12
Additional paid-in capital	32,855	33,791
Retained earnings	43,887	42,626
Treasury stock, at cost; 534,809,586 and 504,957,563 shares, respectively	(30,244)	(27,798)
Accumulated other comprehensive income (loss)	(17,566)	(21,186)
Total MetLife, Inc.’s stockholders’ equity	28,944	27,445
Noncontrolling interests	247	258
Total equity	29,191	27,703
Total liabilities and equity	$719,726	$677,457

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Premiums	$10,555	$10,647	$33,088	$32,328
Universal life and investment-type product policy fees	1,247	1,228	3,735	3,757
Net investment income	6,089	5,227	16,635	15,868
Other revenues	724	648	2,090	1,960
Net investment gains (losses)	(325)	(77)	(985)	(873)
Net derivative gains (losses)	(929)	767	(1,293)	(720)
Total revenues	17,361	18,440	53,270	52,320
Expenses
Policyholder benefits and claims	10,369	10,597	32,942	32,156
Policyholder liability remeasurement (gains) losses	(159)	(132)	(185)	(164)
Market risk benefit remeasurement (gains) losses	(263)	531	(241)	(345)
Interest credited to policyholder account balances	2,561	2,037	6,608	6,327
Policyholder dividends	134	150	424	445
Other expenses	3,509	3,263	10,178	9,660
Total expenses	16,151	16,446	49,726	48,079
Income (loss) before provision for income tax	1,210	1,994	3,544	4,241
Provision for income tax expense (benefit)	308	653	957	1,072
Net income (loss)	902	1,341	2,587	3,169
Less: Net income (loss) attributable to noncontrolling interests	6	(1)	17	14
Net income (loss) attributable to MetLife, Inc.	896	1,342	2,570	3,155
Less: Preferred stock dividends	66	67	163	168
Preferred stock redemption premium	12	—	12	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$818	$1,275	$2,395	$2,987
Comprehensive income (loss)	$3,197	$4,838	$7,282	$5,174
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of income tax	8	—	18	17
Comprehensive income (loss) attributable to MetLife, Inc.	$3,189	$4,838	$7,264	$5,157

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.23	$1.82	$3.56	$4.20
Diluted	$1.22	$1.81	$3.54	$4.17

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $18 of excise tax)					(1,939)		(1,939)		(1,939)
Stock-based compensation			31				31		31
Dividends on preferred stock				(97)			(97)		(97)
Dividends on common stock (declared per share of $1.113)				(756)			(756)		(756)
Change in equity of noncontrolling interests							—	(26)	(26)
Net income (loss)				1,674			1,674	11	1,685
Other comprehensive income (loss), net of income tax						2,401	2,401	(1)	2,400
Balance at June 30, 2025	$—	$12	$33,822	$43,447	$(29,737)	$(19,859)	$27,685	$242	$27,927
Redemption of preferred stock			(988)				(988)		(988)
Preferred stock redemption premium				(12)			(12)		(12)
Treasury stock acquired in connection with share repurchases (includes $5 of excise tax)					(507)		(507)		(507)
Stock-based compensation			21				21		21
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.568)				(378)			(378)		(378)
Change in equity of noncontrolling interests							—	(3)	(3)
Net income (loss)				896			896	6	902
Other comprehensive income (loss), net of income tax						2,293	2,293	2	2,295
Balance at September 30, 2025	$—	$12	$32,855	$43,887	$(30,244)	$(17,566)	$28,944	$247	$29,191

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2023	$—	$12	$33,690	$40,146	$(24,591)	$(19,242)	$30,015	$238	$30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $19 of excise tax)					(2,046)		(2,046)		(2,046)
Stock-based compensation			50				50		50
Dividends on preferred stock				(101)			(101)		(101)
Dividends on common stock (declared per share of $1.065)				(766)			(766)		(766)
Change in equity of noncontrolling interests							—	33	33
Net income (loss)				1,813			1,813	15	1,828
Other comprehensive income (loss), net of income tax						(1,494)	(1,494)	2	(1,492)
Balance at June 30, 2024	$—	$12	$33,740	$40,873	$(26,637)	$(20,736)	$27,252	$288	$27,540
Treasury stock acquired in connection with share repurchases (includes $7 of excise tax)					(781)		(781)		(781)
Stock-based compensation			26				26		26
Dividends on preferred stock				(67)			(67)		(67)
Dividends on common stock (declared per share of $0.545)				(383)			(383)		(383)
Change in equity of noncontrolling interests							—	(9)	(9)
Net income (loss)				1,342			1,342	(1)	1,341
Other comprehensive income (loss), net of income tax						3,496	3,496	1	3,497
Balance at September 30, 2024	$—	$12	$33,766	$41,765	$(27,418)	$(17,240)	$30,885	$279	$31,164
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2025 and 2024 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$10,016	$9,987
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	42,928	41,355
Equity securities	96	89
Mortgage loans	9,248	7,203
Real estate and real estate joint ventures	246	562
Other limited partnership interests	669	842
Short-term investments	11,578	9,743
Purchases and originations of:
Fixed maturity securities available-for-sale	(55,250)	(48,197)
Equity securities	(62)	(80)
Mortgage loans	(6,252)	(6,008)
Real estate and real estate joint ventures	(555)	(850)
Other limited partnership interests	(921)	(930)
Short-term investments	(12,208)	(8,100)
Cash received in connection with freestanding derivatives	2,161	1,725
Cash paid in connection with freestanding derivatives	(3,164)	(2,783)
Purchases of investments in operating joint ventures	(216)	—
Net change in policy loans	14	(59)
Net change in other invested assets	454	(457)
Other, net	(87)	(184)
Net cash provided by (used in) investing activities	(11,321)	(6,129)
Cash flows from financing activities
Policyholder account balances - deposits	82,937	74,869
Policyholder account balances - withdrawals	(77,149)	(72,334)
Net change in payables for collateral under securities loaned and other transactions	(90)	(394)
Long-term debt issued	743	1,547
Long-term debt repaid	(609)	(1,742)
Collateral financing arrangement repaid	(78)	(108)
Subordinated debt securities issued	1,000	—
Derivatives with certain financing elements and other derivative-related transactions, net	(132)	(41)
Proceeds from mortgage loan secured financing	351	147
Repayments of mortgage loan secured financing	(877)	(578)
Treasury stock acquired in connection with share repurchases	(2,423)	(2,801)
Redemption of preferred stock	(988)	—
Preferred stock redemption premium	(12)	—
Dividends on preferred stock	(163)	(168)
Dividends on common stock	(1,134)	(1,149)
Other, net	(215)	140
Net cash provided by (used in) financing activities	1,161	(2,612)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	309	(120)
Change in cash and cash equivalents	165	1,126
Cash and cash equivalents, beginning of period	$20,068	$20,639
Cash and cash equivalents, end of period	$20,233	$21,765

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$754	$750
Income tax	$1,238	$1,273
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$—	$2,342
Real estate and real estate joint ventures acquired in satisfaction of debt	$257	$342
Other invested assets received in connection with the sale of other limited partnership interests	$20	$375
Consolidation of real estate and real estate joint ventures:
Increase of real estate and real estate joint ventures	$—	$134
Increase of short-term debt	$—	$113

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
In the third quarter of 2025, the Company invested $216 million in Chariot Reinsurance, Ltd. (“Chariot Re”), a life and annuity reinsurance company, which is accounted for under the equity method. See Note 9 for further information regarding the Company’s initial reinsurance transaction with Chariot Re.
Effective January 1, 2025, certain operating joint ventures engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 16 for further information.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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
		Effective for annual periods beginning January 1, 2025, to be applied prospectively with an option for retrospective application (with early adoption permitted).	The Company will include the applicable enhanced disclosures in its 2025 annual consolidated financial statements.
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
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The key amendments in this update remove all references to prescriptive and sequential software development project stages and require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
		Effective for annual and interim periods beginning January 1, 2028, to be applied either prospectively, retrospectively, or using a modified transition approach (with early adoption permitted as of the beginning of an annual reporting period).	The Company is evaluating the impact of the guidance on its consolidated financial statements.

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
•“Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents.
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
Corporate & Other
Corporate & Other contains various start-up, developing and run-off businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, the elimination of intersegment amounts (which generally relate to investment expenses and intersegment loans bearing interest rates commensurate with related borrowings), and the Company’s institutional asset management business (through which the Company provides asset management solutions to institutional investors worldwide in insurance solutions, fixed income, private capital, real estate and small to medium cap equities).
The financial measure and accounting policies used to prepare the Company’s segment results are the same as those used to prepare results for Corporate & Other. See “— Financial Measure and Segment Accounting Policies.”
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and nine months ended September 30, 2025 and 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,662	$1,045	$1,290	$1,288	$638	$621
Universal life and investment-type product policy fees	227	80	407	377	82	74
Net investment income (1)	321	2,166	1,377	414	67	1,025
Other revenues	417	61	20	(2)	7	34

Expenses
Policyholder benefits and claims and policyholder dividends	4,982	1,835	1,074	1,218	333	1,152
Policyholder liability remeasurement (gains) losses	(9)	(14)	(141)	(4)	3	4
Interest credited to PABs	45	864	804	92	21	89
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	7	18	207	149	85	53
Interest expense on debt	—	3	—	4	—	3
Direct and allocated expenses	498	77	303	147	111	154
Other segment expenses (2)	528	23	92	265	125	47
Provision for income tax expense (benefit)	121	110	212	59	28	49
Adjusted earnings	$455	$436	$543	$147	$88	$203

Three Months Ended September 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$5,538	$1,451	$1,272	$1,141	$562	$673
Universal life and investment-type product policy fees	231	67	420	346	84	80
Net investment income (1)	311	2,133	1,132	435	55	981
Other revenues	377	61	18	9	9	40

Expenses
Policyholder benefits and claims and policyholder dividends	4,927	2,247	1,035	1,091	276	1,221
Policyholder liability remeasurement (gains) losses	—	(148)	60	(18)	9	(35)
Interest credited to PABs	49	874	683	108	17	84
Other expenses:
Amortization of DAC, VOBA and negative VOBA	6	14	211	126	91	58
Interest expense on debt	—	4	—	4	—	4
Direct and allocated expenses	486	75	303	129	109	159
Other segment expenses (2)	517	55	119	182	114	57
Provision for income tax expense (benefit)	99	119	125	88	24	44
Adjusted earnings	$373	$472	$306	$221	$70	$182

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$17,226	$4,539	$3,828	$3,712	$1,846	$1,902
Universal life and investment-type product policy fees	700	250	1,212	1,088	244	240
Net investment income (1)	946	6,478	3,793	1,266	186	2,978
Other revenues	1,256	182	57	10	24	107

Expenses
Policyholder benefits and claims and policyholder dividends	15,326	6,999	3,162	3,525	919	3,516
Policyholder liability remeasurement (gains) losses	(31)	(28)	(164)	(7)	7	36
Interest credited to PABs	132	2,601	2,272	286	58	267
Other expenses:
Amortization of DAC, VOBA and negative VOBA	20	53	646	415	267	161
Interest expense on debt	1	9	—	12	—	9
Direct and allocated expenses	1,525	242	913	425	331	480
Other segment expenses (2)	1,608	69	275	607	365	139
Provision for income tax expense (benefit)	325	299	519	215	82	118
Adjusted earnings	$1,222	$1,205	$1,267	$598	$271	$501

Nine Months Ended September 30, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings
	(In millions)
Revenues
Premiums	$16,848	$4,574	$3,785	$3,378	$1,634	$2,078
Universal life and investment-type product policy fees	682	215	1,280	1,089	238	252
Net investment income (1)	939	6,339	3,407	1,219	163	3,007
Other revenues	1,156	185	57	31	24	127

Expenses
Policyholder benefits and claims and policyholder dividends	14,943	6,966	3,090	3,092	799	3,724
Policyholder liability remeasurement (gains) losses	(1)	(170)	24	(29)	10	2
Interest credited to PABs	145	2,508	1,987	337	53	293
Other expenses:
Amortization of DAC, VOBA and negative VOBA	19	45	618	380	262	174
Interest expense on debt	1	11	—	11	—	11
Direct and allocated expenses	1,481	229	857	414	314	480
Other segment expenses (2)	1,532	111	315	561	326	170
Provision for income tax expense (benefit)	315	332	460	271	71	116
Adjusted earnings	$1,190	$1,281	$1,178	$680	$224	$494

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Group Benefits	1%	—%	1%	1%
RIS	10%	2%	6%	3%
Asia	19%	13%	14%	11%
Latin America	—%	1%	—%	—%
EMEA	1%	—%	1%	—%
MetLife Holdings	9%	2%	5%	4%
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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Total segment adjusted earnings	$1,872	$1,624	$5,064	$5,047
Corporate & Other	(222)	(182)	(606)	(542)
Total consolidated adjusted earnings	1,650	1,442	4,458	4,505
Net investment gains (losses)	(325)	(77)	(985)	(873)
Net derivative gains (losses)	(929)	767	(1,293)	(720)
MRB remeasurement gains (losses)	263	(531)	241	345
Investment hedge adjustments	(100)	(129)	(305)	(477)
Other	120	64	30	54
Provision for income tax (expense) benefit	223	(195)	441	335
Net income (loss)	$902	$1,341	$2,587	$3,169

Segment revenues:
Group	$6,627	$6,457	$20,128	$19,625
RIS	3,352	3,712	11,449	11,313
Asia	3,094	2,842	8,890	8,529
Latin America	2,077	1,931	6,076	5,717
EMEA	794	710	2,300	2,059
MetLife Holdings	1,754	1,774	5,227	5,464
Total segment revenues	17,698	17,426	54,070	52,707
Net investment gains (losses)	(325)	(77)	(985)	(873)
Net derivative gains (losses)	(929)	767	(1,293)	(720)
Investment hedge adjustments	(100)	(129)	(305)	(477)
Unit-linked investment income	580	147	851	908
Reinsurance adjustments	177	—	267	—
Other	260	306	665	775
Total consolidated revenues	$17,361	$18,440	$53,270	$52,320

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Acquisition
Pending Acquisition of PineBridge Investments
In December 2024, the Company entered into a definitive agreement to acquire PineBridge Investments (“PineBridge”), a global asset manager, which, upon close of the transaction, will be part of MetLife Investment Management, the institutional asset management business of MetLife, Inc. The acquisition excludes PineBridge’s private equity funds group business and its joint venture in China. The transaction is comprised of $800 million in cash at closing, $200 million subject to achieving certain 2025 financial metrics and $200 million subject to a multi-year earnout. This transaction is expected to close by the end of 2025, subject to regulatory approvals and other customary closing conditions.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s FPBs on the interim condensed consolidated balance sheets was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$68,804	$66,262
Asia:
Whole and term life & endowments	11,355	11,167
Accident & health	8,779	9,406
Latin America - Fixed annuities	11,108	9,600
MetLife Holdings - Long-term care	15,309	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,868	3,780
Asia:
Whole and term life & endowments	912	759
Accident & health	1,012	849
Latin America - Fixed annuities	518	498
Additional Insurance Liabilities:
Asia:
Variable life	1,146	1,108
Universal and variable universal life	350	355
MetLife Holdings - Universal and variable universal life	2,598	2,496
MetLife Holdings - Participating life	47,571	48,485
Other long-duration (1)	11,179	10,712
Short-duration and other	14,660	13,632
Total	$199,169	$193,646
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
RIS - Annuities
The RIS segment’s annuity products include pension risk transfers (including assumed pension risk transfers from the United Kingdom (“U.K.”)), certain structured settlements and certain institutional income annuities, which are mainly single premium spread-based products. The Company reinsures portions of certain pension risk transfers and structured settlements on a modified coinsurance basis. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(70)	(32)
Adjusted balance	(70)	(32)
Issuances	3,194	5,042
Net premiums collected	(3,124)	(5,010)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$66,621	$64,515

Balance, beginning of period, at original discount rate	$69,643	$64,737
Effect of changes in cash flow assumptions (1)	(79)	(195)
Effect of actual variances from expected experience (2)	(123)	(99)
Adjusted balance	69,441	64,443
Issuances	3,227	5,168
Interest accrual	2,516	2,326
Benefit payments	(4,978)	(4,479)
Effect of foreign currency translation	21	—
Ending balance at original discount rate	70,227	67,458
Effect of changes in discount rate assumptions	(1,146)	338
Balance, end of period, at current discount rate at balance sheet date	69,081	67,796

Cumulative amount of fair value hedging adjustments	(277)	(151)
Net liability for FPBs	68,804	67,645
Less: Reinsurance recoverables	7,468	2,041
Net liability for FPBs, net of reinsurance	$61,336	$65,604

Undiscounted - Expected future benefit payments	$127,364	$123,186
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$69,081	$67,796
Weighted-average duration of the liability	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.9%	4.8%
Weighted-average current discount rate at balance sheet date	5.3%	5.0%
_________________
(1)For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $65 million. For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $62 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(2)For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $43 million. For the nine months ended September 30, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $29 million.
For the nine months ended September 30, 2025 and 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the nine months ended September 30, 2024, the Company incurred a loss at issue of $129 million. Substantially all of the loss at issue was offset by a deferred gain on ceded reinsurance, which will be amortized over the life of the reinsurance agreement. Additionally, for the nine months ended September 30, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$4,023	$4,561

Balance, beginning of period, at original discount rate	$4,286	$4,793
Effect of changes in cash flow assumptions (1)	26	58
Effect of actual variances from expected experience	(93)	(43)
Adjusted balance	4,219	4,808
Issuances	455	386
Interest accrual	61	52
Net premiums collected	(476)	(456)
Effect of foreign currency translation	237	(77)
Ending balance at original discount rate	4,496	4,713
Effect of changes in discount rate assumptions	(358)	(236)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(16)	3
Balance, end of period, at current discount rate at balance sheet date	$4,122	$4,480

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$15,190	$17,435

Balance, beginning of period, at original discount rate	$15,252	$17,198
Effect of changes in cash flow assumptions (1)	28	36
Effect of actual variances from expected experience	(107)	(39)
Adjusted balance	15,173	17,195
Issuances	455	386
Interest accrual	286	276
Benefit payments	(723)	(726)
Effect of foreign currency translation	877	(263)
Ending balance at original discount rate	16,068	16,868
Effect of changes in discount rate assumptions	(592)	272
Effect of foreign currency translation on the effect of changes in discount rate assumptions	1	1
Balance, end of period, at current discount rate at balance sheet date	15,477	17,141

Net liability for FPBs	11,355	12,661
Less: Amount due to reinsurer	(2)	(2)
Net liability for FPBs, net of reinsurance	$11,357	$12,663

Undiscounted:
Expected future gross premiums	$9,376	$9,393
Expected future benefit payments	$27,226	$28,008
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,697	$8,042
Expected future benefit payments	$15,477	$17,141
Weighted-average duration of the liability	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.7%	2.5%
Weighted-average current discount rate at balance sheet date	3.2%	2.6%
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$17,203	$19,835

Balance, beginning of period, at original discount rate	$18,820	$21,232
Effect of changes in cash flow assumptions	(95)	439
Effect of actual variances from expected experience	(277)	—
Adjusted balance	18,448	21,671
Issuances	929	842
Interest accrual	169	168
Net premiums collected	(1,397)	(1,394)
Effect of foreign currency translation and other - net	1,371	(149)
Ending balance at original discount rate	19,520	21,138
Effect of changes in discount rate assumptions	(2,462)	(1,481)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(107)	12
Balance, end of period, at current discount rate at balance sheet date	$16,951	$19,669

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$26,565	$30,480

Balance, beginning of period, at original discount rate	$32,838	$36,010
Effect of changes in cash flow assumptions	(186)	439
Effect of actual variances from expected experience	(310)	4
Adjusted balance	32,342	36,453
Issuances	928	841
Interest accrual	360	353
Benefit payments	(1,001)	(939)
Effect of foreign currency translation and other - net	2,220	(323)
Ending balance at original discount rate	34,849	36,385
Effect of changes in discount rate assumptions	(8,900)	(6,207)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(379)	43
Balance, end of period, at current discount rate at balance sheet date	25,570	30,221

Cumulative impact of flooring the future policyholder benefits reserve	160	46
Net liability for FPBs	8,779	10,598
Less: Reinsurance recoverables	123	164
Net liability for FPBs, net of reinsurance	$8,656	$10,434

Undiscounted:
Expected future gross premiums	$39,033	$41,446
Expected future benefit payments	$45,782	$47,705
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$29,343	$33,666
Expected future benefit payments	$25,570	$30,221
Weighted-average duration of the liability	20 years	24 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	3.4%	2.7%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, partially offset by mortality. For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, substantially offset by policyholder behavior assumptions related to lapses.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Asia segment’s accident & health products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse and morbidity.
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, at beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	—	—
Adjusted balance	—	—
Issuances	1,096	760
Interest accrual	7	13
Net premiums collected	(1,103)	(773)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$9,600	$9,637

Balance, beginning of period, at original discount rate	$9,133	$9,249
Effect of changes in cash flow assumptions (1)	5	(4)
Effect of actual variances from expected experience (2)	(17)	(21)
Adjusted balance	9,121	9,224
Issuances	1,143	789
Interest accrual	274	253
Benefit payments	(595)	(519)
Inflation adjustment	274	270
Effect of foreign currency translation	333	(258)
Ending balance at original discount rate	10,550	9,759
Effect of changes in discount rate assumptions	545	1,126
Effect of foreign currency translation on the effect of changes in discount rate assumptions	13	21
Balance, end of period, at current discount rate at balance sheet date	11,108	10,906

Net liability for FPBs	$11,108	$10,906

Undiscounted - Expected future benefit payments	$15,646	$14,663
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$11,108	$10,906
Weighted-average duration of the liability	10 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.4%
Weighted-average current discount rate at balance sheet date	3.0%	2.5%
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)For the nine months ended September 30, 2024, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million.
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
MetLife Holdings - Long-term Care
The MetLife Holdings segment’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,475	$5,687

Balance, beginning of period, at original discount rate	$5,568	$5,566
Effect of changes in cash flow assumptions	68	212
Effect of actual variances from expected experience	99	34
Adjusted balance	5,735	5,812
Interest accrual	212	213
Net premiums collected	(421)	(424)
Ending balance at original discount rate	5,526	5,601
Effect of changes in discount rate assumptions	57	159
Balance, end of period, at current discount rate at balance sheet date	$5,583	$5,760

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,012	$20,927

Balance, beginning of period, at original discount rate	$21,024	$20,494
Effect of changes in cash flow assumptions	66	205
Effect of actual variances from expected experience	149	45
Adjusted balance	21,239	20,744
Interest accrual	833	812
Benefit payments	(690)	(638)
Ending balance at original discount rate	21,382	20,918
Effect of changes in discount rate assumptions	(490)	499
Balance, end of period, at current discount rate at balance sheet date	20,892	21,417

Net liability for FPBs	$15,309	$15,657

Undiscounted:
Expected future gross premiums	$10,462	$10,735
Expected future benefit payments	$44,833	$45,098
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,059	$7,319
Expected future benefit payments	$20,892	$21,417
Weighted-average duration of the liability	13 years	14 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.6%	5.2%
For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to the future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable mortality and morbidity, partially offset by the future premium rate increases.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for long-term care products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, incidence, claim utilization, claim cost inflation, claim continuance, and premium rate increases.
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
Asia
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature whereby the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2025	2024	2025	2024
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,108	$1,258	$355	$424
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	10	(14)
Balance, beginning of period, before AOCI adjustment	1,108	1,258	345	438
Effect of changes in cash flow assumptions	(3)	17	(46)	(23)
Effect of actual variances from expected experience	(14)	(8)	(5)	(14)
Adjusted balance	1,091	1,267	294	401
Assessments accrual	(3)	(3)	(2)	—
Interest accrual	13	13	4	4
Excess benefits paid	(27)	(30)	—	—
Effect of foreign currency translation and other, net	72	(20)	22	(6)
Balance, end of period, before AOCI adjustment	1,146	1,227	318	399
Add: AOCI adjustment	—	—	32	—
Balance, end of period	$1,146	$1,227	$350	$399

Weighted-average duration of the liability	16 years	16 years	42 years	42 years
Weighted-average interest accretion rate	1.6%	1.4%	1.6%	1.4%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
MetLife Holdings
The MetLife Holdings segment’s universal life and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Nine Months Ended September 30,
	2025	2024
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,496	$2,362
Less: AOCI adjustment	(17)	(14)
Balance, beginning of period, before AOCI adjustment	2,513	2,376
Effect of changes in cash flow assumptions	(8)	(2)
Effect of actual variances from expected experience	29	36
Adjusted balance	2,534	2,410
Assessments accrual	80	78
Interest accrual	103	98
Excess benefits paid	(106)	(104)
Balance, end of period, before AOCI adjustment	2,611	2,482
Add: AOCI adjustment	(13)	(11)
Balance, end of period	2,598	2,471
Less: Reinsurance recoverables	2,258	2,147
Balance, end of period, net of reinsurance	$340	$324

Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding MetLife Holdings’ participating life contracts, were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	Nine Months Ended September 30,
	2025		2024
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$3,236	$2,516	$5,098	$2,326
Asia:
Whole and term life & endowments	914	225	850	224
Accident & health	2,331	191	2,324	185
Latin America - Fixed annuities	1,103	267	773	240
MetLife Holdings - Long-term care	539	621	543	599
Deferred Profit Liabilities:
RIS - Annuities	N/A	138	N/A	133
Asia:
Whole and term life & endowments	N/A	32	N/A	27
Accident & health	N/A	17	N/A	15
Latin America - Fixed annuities	N/A	15	N/A	15
Additional Insurance Liabilities:
Asia:
Variable life	114	13	85	13
Universal and variable universal life	17	4	(32)	4
MetLife Holdings - Universal and variable universal life	465	103	492	98
Other long-duration	3,862	363	3,469	362
Total	$12,581	$4,505	$13,602	$4,241
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$16,118	$16,468
Less: Reinsurance recoverables	2,790	2,592
Net balance, beginning of period	13,328	13,876
Incurred related to:
Current period	22,050	20,532
Prior periods (1)	164	80
Total incurred	22,214	20,612
Paid related to:
Current period	(15,202)	(14,470)
Prior periods	(5,712)	(5,773)
Total paid	(20,914)	(20,243)
Net balance, end of period	14,628	14,245
Add: Reinsurance recoverables	2,974	2,757
Balance, end of period (included in FPBs and other policy-related balances)	$17,602	$17,002
__________________
(1)For the nine months ended September 30, 2025 and 2024, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Group Benefits - Group life	$7,557	$7,632
RIS:
Capital markets investment products and stable value GICs	66,052	63,715
Annuities and risk solutions	22,824	20,699
Asia:
Universal and variable universal life	54,666	50,801
Fixed annuities	42,708	38,421
EMEA - Variable annuities	2,297	2,337
MetLife Holdings:
Annuities	9,451	10,142
Life and other	10,716	11,132
Other	19,041	16,566
Total	$235,312	$221,445

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
Group Benefits
Group Life
The Group Benefits segment’s group life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$7,632	$7,692
Deposits	2,756	2,857
Policy charges	(504)	(493)
Surrenders and withdrawals	(2,453)	(2,512)
Benefit payments	(7)	(9)
Net transfers from (to) separate accounts	2	(3)
Interest credited	131	144
Balance, end of period	$7,557	$7,676

Weighted-average annual crediting rate	2.3%	2.5%

At period end:
Cash surrender value	$7,489	$7,614
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$266,256	$265,266

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s group life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$489	$77	$762	$4,099	$5,427
Equal to or greater than 2% but less than 4%	1,180	93	60	—	1,333
Equal to or greater than 4%	683	25	3	52	763
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$2,352	$195	$825	$4,151	$7,557

September 30, 2024
Equal to or greater than 0% but less than 2%	$456	$72	$877	$4,141	$5,546
Equal to or greater than 2% but less than 4%	1,266	8	59	1	1,334
Equal to or greater than 4%	684	—	39	36	759
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	37
Total	$2,406	$80	$975	$4,178	$7,676
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$63,715	$64,140
Deposits	62,374	56,170
Surrenders and withdrawals	(63,407)	(57,068)
Interest credited	1,811	1,811
Effect of foreign currency translation and other, net	1,559	277
Balance, end of period	$66,052	$65,330

Weighted-average annual crediting rate	3.8%	3.8%
Cash surrender value at period end	$1,282	$1,953

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,728	$2,728
Equal to or greater than 2% but less than 4%	—	—	—	—	—
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	63,324
Total	$—	$—	$—	$2,728	$66,052

September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,754	$2,754
Equal to or greater than 2% but less than 4%	—	—	—	148	148
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,428
Total	$—	$—	$—	$2,902	$65,330
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$20,699	$17,711
Deposits	2,893	2,367
Policy charges	(148)	(122)
Surrenders and withdrawals	(485)	(239)
Benefit payments	(827)	(731)
Net transfers from (to) separate accounts	(3)	20
Interest credited	676	556
Other	19	10
Balance, end of period	$22,824	$19,572

Weighted-average annual crediting rate	4.2%	4.0%

At period end:
Cash surrender value	$10,345	$8,476
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$45,079	$44,437

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,975	$2,983
Equal to or greater than 2% but less than 4%	161	59	445	1,215	1,880
Equal to or greater than 4%	4,123	11	423	7	4,564
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	13,397
Total	$4,284	$70	$876	$4,197	$22,824

September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$19	$2,403	$2,422
Equal to or greater than 2% but less than 4%	198	35	109	417	759
Equal to or greater than 4%	4,131	—	472	6	4,609
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	11,782
Total	$4,329	$35	$600	$2,826	$19,572

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$50,801	$49,739
Deposits	4,932	4,694
Policy charges	(754)	(812)
Surrenders and withdrawals	(2,076)	(2,483)
Benefit payments	(416)	(345)
Interest credited	1,221	1,153
Effect of foreign currency translation and other, net	958	(190)
Balance, end of period	$54,666	$51,756

Weighted-average annual crediting rate	3.1%	3.1%

At period end:
Cash surrender value	$48,266	$46,366
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$85,131	$89,793

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$10,438	$28	$248	$1,917	$12,631
Equal to or greater than 2% but less than 4%	7,399	16,017	4,994	11,535	39,945
Equal to or greater than 4%	230	—	—	—	230
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,860
Total	$18,067	$16,045	$5,242	$13,452	$54,666

September 30, 2024
Equal to or greater than 0% but less than 2%	$10,681	$18	$235	$1,449	$12,383
Equal to or greater than 2% but less than 4%	7,829	15,730	5,397	9,650	38,606
Equal to or greater than 4%	241	—	—	—	241
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	526
Total	$18,751	$15,748	$5,632	$11,099	$51,756
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$38,421	$36,863
Deposits	5,590	5,002
Policy charges	(3)	(2)
Surrenders and withdrawals	(1,299)	(2,248)
Benefit payments	(1,402)	(1,718)
Interest credited	939	784
Effect of foreign currency translation and other, net	462	61
Balance, end of period	$42,708	$38,742

Weighted-average annual crediting rate	3.1%	2.8%

At period end:
Cash surrender value	$38,919	$35,005
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$2	$8

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$268	$426	$4,283	$36,573	$41,550
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,154
Total	$268	$430	$4,283	$36,573	$42,708

September 30, 2024
Equal to or greater than 0% but less than 2%	$385	$460	$5,250	$31,353	$37,448
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,289
Total	$385	$465	$5,250	$31,353	$38,742
EMEA
Variable Annuities
Information regarding the EMEA segment’s variable annuity PABs in the U.K. was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$2,337	$2,720
Deposits	2	2
Policy charges	(39)	(44)
Surrenders and withdrawals	(186)	(214)
Benefit payments	(97)	(95)
Interest credited (1)	111	117
Effect of foreign currency translation and other, net	169	131
Balance, end of period	$2,297	$2,617

Weighted-average annual crediting rate	6.6%	6.0%

At period end:
Cash surrender value	$2,297	$2,617
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$394	$426
At annuitization or exercise of other living benefits	$507	$550
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
5. Policyholder Account Balances (continued)
MetLife Holdings
Annuities
The MetLife Holdings segment’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$10,142	$11,537
Deposits	128	121
Policy charges	(8)	(10)
Surrenders and withdrawals	(1,021)	(1,292)
Benefit payments	(271)	(298)
Net transfers from (to) separate accounts	245	105
Interest credited	233	265
Other	3	9
Balance, end of period	$9,451	$10,437

Weighted-average annual crediting rate	3.2%	3.3%

At period end:
Cash surrender value	$8,920	$9,866
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$2,295	$2,238
At annuitization or exercise of other living benefits	$693	$657
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$40	$10	$473	$161	$684
Equal to or greater than 2% but less than 4%	2,755	4,022	449	98	7,324
Equal to or greater than 4%	715	366	7	—	1,088
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	355
Total	$3,510	$4,398	$929	$259	$9,451

September 30, 2024
Equal to or greater than 0% but less than 2%	$3	$166	$444	$52	$665
Equal to or greater than 2% but less than 4%	1,378	6,188	501	153	8,220
Equal to or greater than 4%	745	404	17	—	1,166
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	386
Total	$2,126	$6,758	$962	$205	$10,437
Life and Other
The MetLife Holdings segment’s life and other PABs include retained asset accounts, universal life products, the fixed account of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Balance, beginning of period	$11,132	$11,641
Deposits	624	549
Policy charges	(501)	(519)
Surrenders and withdrawals	(755)	(744)
Benefit payments	(122)	(114)
Net transfers from (to) separate accounts	38	26
Interest credited	297	318
Other	3	127
Balance, end of period	$10,716	$11,284

Weighted-average annual crediting rate	3.7%	3.8%

At period end:
Cash surrender value	$10,113	$10,722
Net amount at risk, excluding offsets from reinsurance (1):
In the event of death	$61,507	$64,816
__________________
(1)Including offsets from reinsurance, the net amount at risk at both September 30, 2025 and 2024 would be reduced by 99%.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The MetLife Holdings segment’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$12	$55	$67
Equal to or greater than 2% but less than 4%	3,828	175	621	142	4,766
Equal to or greater than 4%	4,825	394	1	19	5,239
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	644
Total	$8,653	$569	$634	$216	$10,716

September 30, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$17	$58	$75
Equal to or greater than 2% but less than 4%	4,159	171	265	536	5,131
Equal to or greater than 4%	4,911	122	405	9	5,447
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	631
Total	$9,070	$293	$687	$603	$11,284
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
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025			December 31, 2024
	Asset	Liability	Net	Asset	Liability	Net
	(In millions)
Asia - Retirement Assurance	$—	$183	$183	$—	$178	$178
MetLife Holdings - Annuities	225	2,339	2,114	231	2,300	2,069
Other	167	63	(104)	141	103	(38)
Total	$392	$2,585	$2,193	$372	$2,581	$2,209

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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
Asia - Retirement Assurance
The Asia segment’s retirement assurance product in Japan offers a contract feature whereby the Company guarantees the greater of the account value or a return of premium accumulated at a guaranteed rate upon maturity. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$178	$203

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$179	$205
Attributed fees collected	2	3
Benefit payments	(10)	(9)
Effect of changes in interest rates	—	4
Actual policyholder behavior different from expected behavior	1	(2)
Effect of foreign currency translation and other, net	12	(3)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	184	198
Cumulative effect of changes in the instrument-specific credit risk	(1)	(1)
Balance, end of period	$183	$197

At period end:
Net amount at risk, excluding offsets from hedging:
At annuitization or exercise of other living benefits	$130	$122
Weighted-average attained age of contractholders:
At annuitization or exercise of other living benefits	58 years	58 years
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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$2,069	$2,722

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,992	$2,772
Attributed fees collected	248	266
Benefit payments	(69)	(67)
Effect of changes in interest rates	(50)	(70)
Effect of changes in capital markets	(420)	(527)
Effect of changes in equity index volatility	8	37
Actual policyholder behavior different from expected behavior	186	176
Effect of changes in future expected policyholder behavior and other assumptions	(15)	12
Effect of foreign currency translation and other, net	149	34
Effect of changes in risk margin	—	(7)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	2,029	2,626
Cumulative effect of changes in the instrument-specific credit risk	83	(19)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	2	1
Balance, end of period	$2,114	$2,608

At period end:
Net amount at risk, excluding offsets from hedging (1):
In the event of death	$2,299	$2,243
At annuitization or exercise of other living benefits	$665	$643
Weighted-average attained age of contractholders:
In the event of death	72 years	71 years
At annuitization or exercise of other living benefits	71 years	68 years
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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Balance, beginning of period	$(38)	$(32)

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$(53)	$(50)
Attributed fees collected	34	38
Benefit payments	(3)	(5)
Effect of changes in interest rates	(40)	(12)
Effect of changes in capital markets	(32)	(8)
Effect of changes in equity index volatility	(1)	—
Actual policyholder behavior different from expected behavior	4	6
Effect of changes in future expected policyholder behavior and other assumptions	(4)	(2)
Effect of foreign currency translation and other, net	(29)	22
Effect of changes in risk margin	(1)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	(125)	(12)
Cumulative effect of changes in the instrument-specific credit risk	20	13
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	1
Balance, end of period	(104)	2
Less: Reinsurance recoverable	12	16
Balance, end of period, net of reinsurance	$(116)	$(14)
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$37,217	$40,319
Annuities	11,247	11,001
Latin America - Pensions	45,072	38,765
MetLife Holdings - Annuities	27,355	27,829
Other	25,453	21,590
Total	$146,344	$139,504

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	MetLife Holdings Annuities
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Premiums and deposits	2,992	80	5,197	166
Policy charges	(219)	(15)	(203)	(416)
Surrenders and withdrawals	(6,103)	(594)	(3,937)	(2,514)
Benefit payments	(112)	—	(1,375)	(344)
Investment performance	2,310	776	5,309	2,879
Net transfers from (to) general account	26	(23)	—	(246)
Effect of foreign currency translation and other, net (1)	(1,996)	22	1,316	1
Balance, end of period	$37,217	$11,247	$45,072	$27,355
Nine Months Ended September 30, 2024
Balance, beginning of period	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	1,669	34	5,082	175
Policy charges	(214)	(16)	(198)	(454)
Surrenders and withdrawals	(3,799)	(609)	(3,913)	(2,798)
Benefit payments	(81)	—	(1,231)	(377)
Investment performance	2,152	561	4,075	3,691
Net transfers from (to) general account	(21)	—	—	(105)
Effect of foreign currency translation and other, net (1)	(601)	360	(977)	(7)
Balance, end of period	$40,448	$11,989	$44,158	$29,349

Cash surrender value at September 30, 2025 (2)	$34,094	N/A	$45,072	$27,232
Cash surrender value at September 30, 2024 (2)	$35,632	N/A	$44,158	$29,210
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2025
	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,366	$1,193	$11,734	$3,964	$—	$26,257
Public utilities	—	1,098	188	—	—	—	1,286
Municipals	—	317	18	—	—	—	335
Corporate bonds:
Materials	—	260	—	—	1	—	261
Communications	—	750	37	—	—	—	787
Consumer	—	1,707	43	—	6	—	1,756
Energy	—	939	127	1,005	15	—	2,086
Financial	—	3,016	499	4,504	439	—	8,458
Industrial and other	—	735	9	2,521	2	—	3,267
Technology	—	585	34	—	—	—	619
Total corporate bonds	—	7,992	749	8,030	463	—	17,234
Total bonds	—	18,773	2,148	19,764	4,427	—	45,112
Mortgage-backed securities	—	8,327	—	—	—	—	8,327
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,314	—	—	—	—	2,314
Redeemable preferred stock	—	8	114	—	—	—	122
Total fixed maturity securities	—	29,422	2,262	19,764	4,427	—	55,875
Equity securities	—	2,898	3,271	3,514	1,702	—	11,385
Mutual funds	1,425	11,323	3,687	18,189	311	34,672	69,607
Other invested assets	—	1,326	319	3,468	74	—	5,187
Total investments	1,425	44,969	9,539	44,935	6,514	34,672	142,054
Other assets	—	3,600	526	137	27	—	4,290
Total	$1,425	$48,569	$10,065	$45,072	$6,541	$34,672	$146,344

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	MetLife Holdings (3)	Corporate & Other	Total
	(In millions)
DAC:
Balance at January 1, 2025	$250	$552	$10,785	$1,836	$1,664	$3,063	$28	$18,178
Capitalizations	19	131	1,204	551	413	8	11	2,337
Amortization	(20)	(51)	(613)	(385)	(260)	(159)	(7)	(1,495)
Effect of foreign currency translation and other, net	—	—	342	219	149	—	3	713
Balance at September 30, 2025	$249	$632	$11,718	$2,221	$1,966	$2,912	$35	$19,733

Balance at January 1, 2024	$258	$397	$10,864	$1,950	$1,618	$3,271	$30	$18,388
Capitalizations	13	160	1,032	527	362	13	7	2,114
Amortization	(19)	(43)	(579)	(348)	(254)	(171)	(6)	(1,420)
Effect of foreign currency translation and other, net	—	—	(71)	(224)	(5)	—	—	(300)
Balance at September 30, 2024	$252	$514	$11,246	$1,905	$1,721	$3,113	$31	$18,782

VOBA:
Balance at January 1, 2025	$—	$13	$935	$393	$94	$14	$—	$1,449
Amortization	—	(2)	(49)	(30)	(10)	(2)	—	(93)
Effect of foreign currency translation and other, net	—	—	60	18	8	—	—	86
Balance at September 30, 2025	$—	$11	$946	$381	$92	$12	$—	$1,442

Balance at January 1, 2024	$—	$16	$1,119	$497	$113	$18	$—	$1,763
Amortization	—	(2)	(55)	(32)	(11)	(3)	—	(103)
Effect of foreign currency translation and other, net	—	—	(19)	(22)	—	—	—	(41)
Balance at September 30, 2024	$—	$14	$1,045	$443	$102	$15	$—	$1,619

Total DAC and VOBA:
Balance at September 30, 2025								$21,175
Balance at September 30, 2024								$20,401
Balance at December 31, 2024								$19,627
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
Information regarding the Company’s unearned revenue primarily related to universal life and variable universal life products by segment included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2025
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	2	377	104	92	9	584
Amortization	(5)	(180)	(84)	(50)	(4)	(323)
Effect of foreign currency translation and other, net	—	32	102	45	—	179
Balance, end of period	$24	$3,305	$963	$709	$74	$5,075

	Nine Months Ended September 30, 2024
	RIS	Asia	Latin America	EMEA	MetLife Holdings	Total
	(In millions)
Balance, beginning of period	$31	$2,850	$989	$608	$59	$4,537
Deferrals	1	424	111	72	12	620
Amortization	(4)	(167)	(88)	(51)	(4)	(314)
Effect of foreign currency translation and other, net	—	(9)	(124)	3	—	(130)
Balance, end of period	$28	$3,098	$888	$632	$67	$4,713
9. Reinsurance
On July 1, 2025, the Company completed an initial reinsurance transaction with Chariot Re to reinsure certain structured settlement annuity contracts and group annuity contracts associated with pension risk transfers, which are reported in the RIS segment. The Company entered into the reinsurance agreement on a modified coinsurance basis. At the inception of the agreement, the Company recorded a reinsurance recoverable of $8.4 billion, which is reported in premiums, reinsurance and other receivables, and a funds withheld liability of $8.9 billion reported in other liabilities, which represents the fair value of the invested assets withheld by the Company at the inception of the reinsurance agreement. In addition, the Company received a ceding commission of $560 million. As part of this transaction, MetLife Investment Management, LLC and an affiliate of General Atlantic Partners, L.P. have entered into investment advisory agreements with Chariot Re to serve as the exclusive providers of global asset management services to Chariot Re.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	September 30, 2025	December 31, 2024
	(In millions)
Closed Block Liabilities
FPBs	$34,074	$35,015
Other policy-related balances	292	315
Policyholder dividends payable	157	174
Policyholder dividend obligation	—	—
Current income tax payable	9	6
Other liabilities	1,149	854
Total closed block liabilities	35,681	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities available-for-sale (“AFS”), at estimated fair value	19,163	18,958
Equity securities, at estimated fair value	5	11
Mortgage loans	5,532	5,720
Policy loans	3,689	3,829
Real estate and REJV	688	659
Other invested assets	372	512
Total investments	29,449	29,689
Cash and cash equivalents	1,140	930
Accrued investment income	370	367
Premiums, reinsurance and other receivables	52	45
Deferred income tax asset	348	470
Total assets designated to the closed block	31,359	31,501
Excess of closed block liabilities over assets designated to the closed block	4,322	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(670)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	58	183
Total amounts included in AOCI	(612)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,710	$3,790

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$202	$214	$614	$648
Net investment income	347	336	1,002	1,021
Net investment gains (losses)	(14)	1	(73)	(19)
Net derivative gains (losses)	5	(1)	(3)	6
Total revenues	540	550	1,540	1,656
Expenses
Policyholder benefits and claims	372	390	1,138	1,209
Policyholder dividends	72	90	245	266
Other expenses	19	21	57	61
Total expenses	463	501	1,440	1,536
Revenues, net of expenses before provision for income tax expense (benefit)	77	49	100	120
Provision for income tax expense (benefit)	15	11	20	26
Revenues, net of expenses and provision for income tax expense (benefit)	$62	$38	$80	$94
MLIC charges the closed block with federal income taxes, state and local premium taxes and other state or local taxes, as well as asset management expenses relating to the closed block as provided in the Plan of Reorganization. MLIC also charges the closed block for expenses of maintaining the policies included in the closed block.

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

	September 30, 2025					December 31, 2024
	Amortized Cost		Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector		Allowance for Credit Loss (“ACL”)	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$88,912	$(153)	$1,895	$6,436	$84,218	$86,315	$(59)	$1,331	$8,213	$79,374
Foreign corporate	61,522	—	2,448	4,547	59,423	58,646	(18)	1,478	6,347	53,759
Foreign government	47,687	(57)	1,275	6,681	42,224	44,377	(57)	1,256	5,326	40,250
RMBS	45,113	(2)	758	2,144	43,725	37,085	(1)	314	2,977	34,421
U.S. government and agency	37,681	—	327	5,296	32,712	38,963	—	179	5,714	33,428
ABS & CLO	21,810	(6)	259	363	21,700	20,973	(9)	153	526	20,591
Municipals	12,032	—	216	1,359	10,889	11,205	—	166	1,498	9,873
CMBS	10,076	(30)	127	419	9,754	9,857	(16)	104	598	9,347
Total fixed maturity securities AFS	$324,833	$(248)	$7,305	$27,245	$304,645	$307,421	$(160)	$4,981	$31,199	$281,043
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$13,340	$48,408	$53,523	$132,353	$76,961	$324,585
Estimated fair value	$13,395	$48,936	$53,548	$113,587	$75,179	$304,645
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

	September 30, 2025				December 31, 2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,033	$946	$35,528	$5,461	$17,222	$1,586	$35,940	$6,599
Foreign corporate	4,974	361	22,072	4,186	10,516	709	24,454	5,625
Foreign government	7,582	533	15,953	6,145	6,462	581	16,338	4,740
RMBS	5,565	179	12,759	1,965	10,152	358	13,922	2,619
U.S. government and agency	5,641	395	14,136	4,901	9,337	687	14,082	5,027
ABS & CLO	3,770	59	3,743	304	2,840	88	5,831	436
Municipals	1,527	184	4,602	1,175	2,012	226	4,621	1,272
CMBS	1,064	48	3,763	366	1,272	39	4,788	559
Total fixed maturity securities AFS	$38,156	$2,705	$112,556	$24,503	$59,813	$4,274	$119,976	$26,877
Investment grade	$36,490	$2,639	$109,448	$24,182	$56,946	$4,132	$116,072	$26,325
Below investment grade	1,666	66	3,108	321	2,867	142	3,904	552
Total fixed maturity securities AFS	$38,156	$2,705	$112,556	$24,503	$59,813	$4,274	$119,976	$26,877
Total number of securities in an unrealized loss position	4,605		9,486		7,220		10,468
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $3.9 billion for the nine months ended September 30, 2025 to $27.2 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2025, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2025, $321 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in foreign government securities and the consumer, transportation, and energy sectors within U.S. and foreign corporate securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
At September 30, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2025.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended September 30, 2025
Balance, at beginning of period	$62	$—	$57	$2	$5	$25	$151
ACL not previously recorded	66	—	—	—	—	—	66
Changes for securities with previously recorded ACL	25	—	—	—	1	5	31
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, at end of period	$153	$—	$57	$2	$6	$30	$248
Three Months Ended September 30, 2024
Balance, at beginning of period	$37	$2	$58	$1	$9	$14	$121
ACL not previously recorded	27	13	—	—	—	—	40
Changes for securities with previously recorded ACL	(1)	—	4	—	1	—	4
Securities sold or exchanged	(3)	—	—	—	—	—	(3)
Balance, at end of period	$60	$15	$62	$1	$10	$14	$162

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2025
Balance, at beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	82	—	—	1	—	7	90
Changes for securities with previously recorded ACL	38	(2)	—	—	—	7	43
Securities sold or exchanged	(26)	(16)	—	—	(3)	—	(45)
Balance, at end of period	$153	$—	$57	$2	$6	$30	$248
Nine Months Ended September 30, 2024
Balance, at beginning of period	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	41	13	—	—	—	—	54
Changes for securities with previously recorded ACL	10	—	(1)	—	3	2	14
Securities sold or exchanged	(59)	—	(25)	—	—	(6)	(90)
Balance, at end of period	$60	$15	$62	$1	$10	$14	$162

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	September 30, 2025			December 31, 2024
	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type
	(In millions)
Common stock (2)	$405	$250	$655	$451	$167	$618
Non-redeemable preferred stock	128	5	133	93	1	94
Total	$533	$255	$788	$544	$168	$712
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

	September 30, 2025			December 31, 2024
	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Asset Type
	(In millions)
Unit-linked investments	$8,034	$2,352	$10,386	$7,398	$1,699	$9,097
FVO securities	1,045	839	1,884	886	689	1,575
Total	$9,079	$3,191	$12,270	$8,284	$2,388	$10,672
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2025		December 31, 2024
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$52,191	60.8%	$56,310	63.3%
Agricultural	19,212	22.4	19,313	21.7
Residential	15,701	18.3	14,189	15.9
Total amortized cost	87,104	101.5	89,812	100.9
ACL	(1,261)	(1.5)	(800)	(0.9)
Total mortgage loans	$85,843	100.0%	$89,012	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $6.8 billion at amortized cost ($6.5 billion commercial and $340 million agricultural) and the related ACL of $166 million, with the corresponding mortgage loan secured financing liability of $6.8 billion included in other liabilities on the consolidated balance sheet at September 30, 2025. The consolidated balance sheet at December 31, 2024 includes certain mortgage loans originated for third parties of

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
$7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) and the related ACL of $77 million, with the corresponding mortgage loan secured financing liability of $7.5 billion included in other liabilities. The investment income on the mortgage loans originated for third parties and the interest expense on the mortgage loan secured financing liability was $77 million and $235 million for the three months and nine months ended September 30, 2025, respectively, and recorded in investment income and investment expenses, within net investment income.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($796) million and ($879) million at September 30, 2025 and December 31, 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at September 30, 2025 was $227 million, $178 million and $127 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $249 million, $199 million and $117 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $943 million and $2.7 billion for the three months and nine months ended September 30, 2025, respectively, and $753 million and $1.5 billion for the three months and nine months ended September 30, 2024, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, to an equity method investee were $168 million for both the three months and nine months ended September 30, 2024.
For the nine months ended September 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $174 million for equity interests in REJVs.
For the three months and nine months ended September 30, 2025, the Company contributed commercial mortgage loans with an amortized cost of $60 million to REJVs which subsequently completed foreclosure on those mortgage loans. For the nine months ended September 30, 2024, the Company contributed commercial mortgage loans with an amortized cost of $218 million to REJVs which subsequently completed foreclosure on those mortgage loans.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Nine Months Ended September 30,
	2025				2024
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$537	$84	$179	$800	$367	$172	$182	$721
Provision (release)	527	16	46	589	212	40	(21)	231
Charge-offs, net of recoveries	(120)	(8)	—	(128)	(28)	(77)	—	(105)
Balance, end of period	$944	$92	$225	$1,261	$551	$135	$161	$847
The gross charge-offs of mortgage loans by origination year and portfolio segment for the nine months ended September 30, 2025 was as follows:

Portfolio Segment	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$120	$120
Agricultural	—	—	—	—	—	8	8
Total	$—	$—	$—	$—	$—	$128	$128

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
Commercial and Agricultural Mortgage Loan Portfolio Segments
Within each loan portfolio segment, commercial and agricultural loans are pooled by internal risk rating. Estimated lifetime loss rates, which vary by internal risk rating, are applied to the amortized cost of each loan, excluding accrued investment income, on a quarterly basis to develop the ACL. Internal risk ratings are based on an assessment of the loan’s credit quality, which can change over time. The estimated lifetime loss rates are based on several loan portfolio segment-specific factors, including (i) the Company’s experience with defaults and loss severity, (ii) expected default and loss severity over the forecast period, (iii) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, (iv) loan specific characteristics including loan-to-value (“LTV”) ratios, and (v) internal risk ratings. These evaluations are revised as conditions change and new information becomes available. In its evaluation, the Company uses its several decades of historical default and loss severity experience which capture multiple economic cycles. The Company uses a forecast of economic assumptions for a two-year period for most of its commercial and agricultural mortgage loans, while a one-year period is used for such loans originated in certain markets. After the applicable forecast period, the Company reverts to its historical loss experience using a straight-line basis over two years. For evaluations of commercial mortgage loans, in addition to historical experience, management considers factors that include the impact of a rapid change to the economy, which may not be reflected in the loan portfolio, recent loss and recovery trend experience as compared to historical loss and recovery experience, and loan specific characteristics including debt service coverage ratios (“DSCR”). In estimating expected lifetime credit loss over the term of its commercial mortgage loans, the Company adjusts for expected prepayment and extension experience during the forecast period using historical prepayment and extension experience considering the expected position in the economic cycle and the loan profile (i.e., floating rate, shorter-term fixed rate and longer-term fixed rate) and after the forecast period using long-term historical prepayment experience. For evaluations of agricultural mortgage loans, in addition to historical experience, management considers factors that include increased stress in certain sectors, which may be evidenced by higher delinquency rates, or a change in the number of higher risk loans. In estimating expected lifetime credit loss over the term of its agricultural mortgage loans, the Company’s experience is much less sensitive to the position in the economic cycle and by loan profile; accordingly, historical prepayment experience is used, while extension terms are not prevalent with the Company’s agricultural mortgage loans.
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
11. Investments (continued)
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or term extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded. All loans modified to borrowers experiencing financial difficulties are evaluated individually for credit loss as collateral dependent loans.
These mortgage loan modifications are summarized as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)

	Three Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$261	$—	$261	Less than one year	—	<1%
Agricultural	—	186	186	—	2 years	<1%
Total	$261	$186	$447

	Three Months Ended September 30,
	2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	% of Book Value
	(Dollars in millions)
Commercial	$39	$—	$39	Less than one year	<1%

	Nine Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$850	$—	$850	4 years	—	1.7%
Agricultural	—	186	186	—	2 years	<1%
Total	$850	$186	$1,036

	Nine Months Ended September 30,
	2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	% of Book Value
	(Dollars in millions)
Commercial	$236	$—	$236	Less than one year	<1%
For the three months and nine months ended September 30, 2025, all commercial and agricultural mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended September 30, 2024, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the nine months ended September 30, 2024, commercial mortgage loans with an amortized cost of $182 million which were extended over the past 12 months became delinquent and foreclosed.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,061	$3,234	$2,308	$2,069	$3,019	$12,066	$2,111	$26,868	51.5%
65% to 75%	193	783	494	2,522	1,781	3,914	—	9,687	18.6
76% to 80%	—	—	4	462	174	2,188	—	2,828	5.4
Greater than 80%	187	181	121	927	1,258	10,134	—	12,808	24.5
Total	$2,441	$4,198	$2,927	$5,980	$6,232	$28,302	$2,111	$52,191	100.0%
DSCR:
> 1.20x	$2,110	$3,654	$2,125	$5,213	$5,161	$23,149	$2,069	$43,481	83.3%
1.00x - 1.20x	138	324	538	295	816	2,661	42	4,814	9.2
<1.00x	193	220	264	472	255	2,492	—	3,896	7.5
Total	$2,441	$4,198	$2,927	$5,980	$6,232	$28,302	$2,111	$52,191	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$865	$694	$1,239	$2,289	$2,427	$8,949	$1,224	$17,687	92.1%
65% to 75%	5	55	35	412	250	552	89	1,398	7.3
76% to 80%	—	—	—	23	29	6	4	62	0.3
Greater than 80%	—	—	—	—	—	64	1	65	0.3
Total	$870	$749	$1,274	$2,724	$2,706	$9,571	$1,318	$19,212	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,285	$2,340	$809	$2,242	$1,709	$6,829	$—	$15,214	96.9%
Nonperforming (1)	5	47	51	90	36	258	—	487	3.1
Total	$1,290	$2,387	$860	$2,332	$1,745	$7,087	$—	$15,701	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $168 million and $140 million at September 30, 2025 and December 31, 2024, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both September 30, 2025 and December 31, 2024. The Company defines delinquency consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In millions)
Commercial	$1,005	$773	$17	$—	$2,233	$1,123
Agricultural	251	341	172	262	92	89
Residential	487	464	22	18	465	446
Total	$1,743	$1,578	$211	$280	$2,790	$1,658
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	September 30, 2025	December 31, 2024	Three Months Ended September 30,		Nine Months Ended September 30,
			2025	2024	2025	2024
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,522	$4,283	$90	$88	$268	$255
Other real estate	691	650	86	79	257	204
REJV	8,719	8,409	10	11	107	(191)
Total real estate and REJV	$13,932	$13,342	$186	$178	$632	$268
Depreciation expense on real estate investments was $30 million and $87 million for the three months and nine months ended September 30, 2025, respectively, and $32 million and $91 million for the three months and nine months ended September 30, 2024, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion and $1.0 billion at September 30, 2025 and December 31, 2024, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $707 million and $714 million at September 30, 2025 and December 31, 2024, respectively. For the three months and nine months ended September 30, 2025, income tax credits and other income tax benefits of $38 million and $98 million, respectively, and amortized expenses of $30 million and $87 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations. For the three months and nine months ended September 30, 2024, income tax credits and other income tax benefits of $37 million and $112 million, respectively, and amortized expenses of $33 million and $100 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $9.7 billion and $11.9 billion, at estimated fair value, at September 30, 2025 and December 31, 2024, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	September 30, 2025	December 31, 2024
	(In millions)
Japan	$17,893	$18,886
South Korea	$6,461	$6,078
Mexico	$4,265	$3,468
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2025			December 31, 2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,925	$12,230	$12,160	$11,119	$11,404	$11,202
Repurchase agreements	$3,006	$2,975	$2,952	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at September 30, 2025 and within fixed maturity securities AFS at December 31, 2024.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2025					December 31, 2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$2,265	$4,326	$4,085	$—	$10,676	$2,987	$4,986	$2,089	$—	$10,062
Foreign government	—	873	330	—	1,203	—	677	493	—	1,170
Agency RMBS	—	60	291	—	351	—	108	64	—	172
Total	$2,265	$5,259	$4,706	$—	$12,230	$2,987	$5,771	$2,646	$—	$11,404
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	September 30, 2025	December 31, 2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,600	$1,515
Invested assets held in trust (external reinsurance agreements) (1)	1,464	1,255
Invested assets pledged as collateral (2)	30,585	27,125
Total invested assets on deposit, held in trust and pledged as collateral	$33,649	$29,895
__________________
(1)Represents assets held in trust related to assumed third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $3.3 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, repurchase agreements and a collateral financing arrangement (see Notes 5, 16 and 17 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 12.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements, and Note 10 for information regarding investments designated to the closed block. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $700 million and $699 million at redemption value at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, the Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures of $12.5 billion, which includes cash and cash equivalents of $339 million.
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
The following table presents the total assets and total liabilities relating to investment-related VIEs for which the Company has concluded that it is the primary beneficiary and which are consolidated at:

	September 30, 2025		December 31, 2024
Asset Type	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In millions)
Investment funds (primarily other invested assets)	$804	$203	$635	$143
Renewable energy partnership (primarily other invested assets)	59	3	57	—
Total	$863	$206	$692	$143
Unconsolidated VIEs
The carrying amount and maximum exposure to loss relating to VIEs in which the Company holds a significant variable interest but is not the primary beneficiary and which have not been consolidated were as follows at:

	September 30, 2025		December 31, 2024
Asset Type	Carrying Amount	Maximum Exposure to Loss (1)	Carrying Amount	Maximum Exposure to Loss (1)
	(In millions)
Fixed maturity securities AFS (2)	$71,097	$71,097	$60,386	$60,386
OLPI	13,918	19,412	13,529	17,991
Other invested assets	1,119	1,347	1,085	1,242
Other investments (REJV, FVO securities and mortgage loans)	2,218	2,273	1,660	1,701
Total	$88,352	$94,129	$76,660	$81,320
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
Collateral securing the reinsurance transaction with subsidiaries of Global Atlantic Financial Group was transferred to trusts that do not have substantial equity. The Company does not have a carrying amount related to the trusts but does manage a portion of the invested assets. For managing these assets, the Company receives an asset management fee which represents a variable interest. The Company’s maximum exposure to loss is limited to the asset management fee revenue that has been earned but not yet received. See Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information on this reinsurance transaction.
As described in Note 21, the Company makes commitments to fund partnership investments in the normal course of business. Excluding these commitments, the Company did not provide financial or other support to investees designated as VIEs for either the nine months ended September 30, 2025 or 2024.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$3,689	$3,457	$10,764	$10,100
Equity securities	4	4	16	18
FVO securities	99	76	186	183
Mortgage loans	1,112	1,184	3,355	3,565
Policy loans	115	116	335	339
Real estate and REJV	186	178	632	268
OLPI	428	87	772	713
Cash, cash equivalents and short-term investments	259	299	763	840
Operating joint ventures	146	92	204	136
Other	(7)	159	332	502
Subtotal investment income	6,031	5,652	17,359	16,664
Less: Investment expenses	522	571	1,575	1,703
Subtotal, net	5,509	5,081	15,784	14,961
Unit-linked investments	580	146	851	907
Net investment income	$6,089	$5,227	$16,635	$15,868

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$92	$65	$237	$199
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	514	121	677	840
Net realized and unrealized gains (losses) recognized in net investment income	$606	$186	$914	$1,039

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$572	$209	$803	$813

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$620	$201	$1,125	$687

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Asset Type and Transaction Type
The composition of net investment gains (losses) by asset type and transaction type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2025	2024	2025	2024
	(In millions)
Fixed maturity securities AFS	$(154)	$(157)	$(522)	$(488)
Equity securities	17	(31)	50	(22)
Mortgage loans	(141)	(151)	(602)	(246)
Real estate and REJV (excluding changes in estimated fair value)	47	128	50	175
OLPI (excluding changes in estimated fair value) (1)	4	4	24	(55)
Other gains (losses)	(9)	(57)	(47)	(28)
Subtotal	(236)	(264)	(1,047)	(664)
Change in estimated fair value of OLPI and REJV	(1)	(1)	(1)	5
Non-investment portfolio gains (losses)	(88)	188	63	(214)
Subtotal	(89)	187	62	(209)
Net investment gains (losses)	$(325)	$(77)	$(985)	$(873)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$22	$(39)	$(424)	$(369)
Impairment (losses)	(16)	(17)	(23)	(17)
Recognized gains (losses):
Change in ACL recognized in earnings	(254)	(150)	(685)	(231)
Unrealized net gains (losses) recognized in earnings	11	(59)	84	(42)
Total recognized gains (losses)	(243)	(209)	(601)	(273)
Non-investment portfolio gains (losses)	(88)	188	63	(214)
Net investment gains (losses)	$(325)	$(77)	$(985)	$(873)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$14	$(36)	$51	$(23)

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$(26)	$—	$(17)	$—

Foreign currency gains (losses)	$(9)	$170	$136	$5

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$22	$(39)	$(424)	$(369)
Recognized in net investment income	92	65	237	199
Net realized investment gains (losses) from sales and disposals of investments	$114	$26	$(187)	$(170)
__________________
(1)Includes a net loss of $2 million and $46 million for the nine months ended September 30, 2025 and 2024, respectively, for private equity investments sold. For the nine months ended September 30, 2025 and 2024, the Company sold $43 million and $798 million, respectively, in portfolios of investments to a fund for proceeds of

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Investments (continued)
$41 million and $752 million, respectively, in cash and receivables secured by the value of the fund. The Company has entered into an agreement to serve as the asset manager of the fund for which it receives a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2025	2024	2025	2024
	(In millions)
Proceeds	$7,502	$6,815	$20,886	$21,273
Gross investment gains	$151	$111	$300	$388
Gross investment (losses)	(208)	(228)	(730)	(898)
Realized gains (losses) on sales and disposals	(57)	(117)	(430)	(510)
Net credit loss (provision) release (change in ACL recognized in earnings)	(97)	(40)	(87)	22
Impairment (losses)	—	—	(5)	—
Net credit loss (provision) release and impairment (losses)	(97)	(40)	(92)	22
Net investment gains (losses)	$(154)	$(157)	$(522)	$(488)

Equity Securities
Realized gains (losses) on sales and disposals	$6	$27	$(34)	$25
Unrealized net gains (losses) recognized in earnings	11	(58)	84	(47)
Net investment gains (losses)	$17	$(31)	$50	$(22)
12. Derivatives
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2025			December 31, 2024
	Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
			Assets	Liabilities		Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$5,143	$933	$661	$5,188	$1,018	$666
Foreign currency swaps	Foreign currency exchange rate	971	34	13	1,454	33	67
Foreign currency forwards	Foreign currency exchange rate	150	—	40	150	—	41
Subtotal		6,264	967	714	6,792	1,051	774
Cash flow hedges:
Interest rate swaps	Interest rate	4,195	—	295	4,154	—	359
Interest rate forwards	Interest rate	4,638	45	1,086	4,901	56	880
Foreign currency swaps	Foreign currency exchange rate	47,007	2,562	2,077	45,879	2,858	1,877
Subtotal		55,840	2,607	3,458	54,934	2,914	3,116
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	916	8	20	1,553	42	—
Currency options	Foreign currency exchange rate	3,000	172	—	3,000	536	—
Subtotal		3,916	180	20	4,553	578	—
Total qualifying hedges		66,020	3,754	4,192	66,279	4,543	3,890
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	26,917	1,653	1,423	29,238	1,414	1,263
Interest rate floors	Interest rate	5,640	43	—	6,169	38	—
Interest rate caps	Interest rate	16,648	40	2	17,998	133	1
Interest rate futures	Interest rate	2,748	—	5	1,667	1	1
Interest rate options	Interest rate	32,589	159	121	34,939	210	217
Interest rate forwards	Interest rate	3,141	112	111	3,128	135	77
Synthetic GICs	Interest rate	51,920	—	—	49,599	—	—
Foreign currency swaps	Foreign currency exchange rate	11,148	1,008	244	10,708	1,192	190
Foreign currency forwards	Foreign currency exchange rate	14,631	50	778	13,471	47	1,277
Currency futures	Foreign currency exchange rate	308	4	—	301	1	—
Credit default swaps — purchased	Credit	2,763	2	66	2,791	14	67
Credit default swaps — written	Credit	11,983	234	2	11,764	201	5
Equity futures	Equity market	1,888	12	12	1,840	9	6
Equity index options	Equity market	11,462	276	292	12,743	233	253
Equity variance swaps	Equity market	121	—	3	114	—	3
Equity total return swaps	Equity market	2,044	—	113	1,799	41	9
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		196,951	3,593	3,172	199,269	3,669	3,369
Total		$262,971	$7,347	$7,364	$265,548	$8,212	$7,259
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)

	September 30, 2025			December 31, 2024
Primary Underlying Risk Exposure	Gross Notional Amount	Estimated Fair Value		Gross Notional Amount	Estimated Fair Value
		Assets	Liabilities		Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$9,206	$118	$759	$8,913	$11	$768
Foreign currency exchange rate	416	—	5	378	—	2
Equity market	4,159	148	211	4,294	132	113
	$13,781	$266	$975	$13,585	$143	$883
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($329) million and ($395) million for the nine months ended September 30, 2025 and 2024, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either September 30, 2025 or December 31, 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$6	$2	$—	N/A
Hedged items	—	—	N/A	(10)	(2)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	(4)	N/A	—	(4)	—	N/A
Hedged items	(3)	3	N/A	—	3	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	N/A	—	—	—	N/A
Subtotal	(1)	(3)	N/A	(4)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(5)
Amount of gains (losses) reclassified from AOCI into income	4	(27)	—	—	—	—	23
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	160
Amount of gains (losses) reclassified from AOCI into income	1	(133)	—	—	—	—	132
Foreign currency transaction gains (losses) on hedged items	—	136	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	5	(23)	—	—	—	—	309
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	89
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	6
Subtotal	N/A	—	N/A	N/A	N/A	N/A	95
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(195)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(248)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(7)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	5	N/A	N/A	N/A	N/A
Equity derivatives (1)	(23)	N/A	(379)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	31	N/A	N/A	N/A	N/A
Subtotal	(23)	N/A	(793)	N/A	N/A	N/A	N/A
Earned income on derivatives	16	—	108	1	(40)	—	—
Synthetic GICs	N/A	N/A	20	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(263)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(1)	N/A	N/A	N/A	N/A
Total	$(3)	$(26)	$(929)	$(3)	$(41)	$—	$404

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)

	Nine Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$83	$55	$—	N/A
Hedged items	1	—	N/A	(97)	(54)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(26)	9	N/A	—	119	—	N/A
Hedged items	24	(7)	N/A	—	(120)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(6)	N/A	—	—	—	N/A
Subtotal	(2)	(4)	N/A	(14)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(127)
Amount of gains (losses) reclassified from AOCI into income	27	(18)	—	—	—	—	(9)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(520)
Amount of gains (losses) reclassified from AOCI into income	4	1,313	—	—	—	—	(1,317)
Foreign currency transaction gains (losses) on hedged items	—	(1,313)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	31	(17)	—	—	—	—	(1,974)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(54)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(17)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(71)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(369)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(320)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(22)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	16	N/A	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(761)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	99	N/A	N/A	N/A	N/A
Subtotal	(34)	N/A	(1,357)	N/A	N/A	N/A	N/A
Earned income on derivatives	102	—	324	5	(114)	—	—
Synthetic GICs	N/A	N/A	60	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(320)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	—	N/A	N/A	N/A	N/A
Total	$97	$(21)	$(1,293)	$(9)	$(114)	$—	$(2,045)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative amount of fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$238	$241	$—	$—
Mortgage loans	$51	$130	$—	$(1)
FPBs	$(2,511)	$(2,583)	$277	$359
PABs	$(2,528)	$(2,170)	$(15)	$223
__________________
(1)Includes ($73) million and ($91) million of hedging adjustments on discontinued hedging relationships at September 30, 2025 and December 31, 2024, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $2 million and $16 million for the three months and nine months ended September 30, 2025, respectively, and $10 million and $4 million for the three months and nine months ended September 30, 2024, respectively.
At both September 30, 2025 and December 31, 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed four years.
At September 30, 2025 and December 31, 2024, the balance in AOCI associated with cash flow hedges was ($1.6) billion and $357 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2025, the Company expected to reclassify ($49) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)
At September 30, 2025 and December 31, 2024, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.0 billion and $1.1 billion, respectively. At September 30, 2025 and December 31, 2024, the carrying amount of debt designated as a non-derivative hedging instrument was $284 million and $267 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2025			December 31, 2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$67	1.4	$1	$72	1.9
Credit default swaps referencing indices	52	4,046	1.5	72	4,126	2.2
Subtotal	53	4,113	1.5	73	4,198	2.2
Baa
Single name credit default swaps (3)	1	49	4.0	1	102	1.6
Credit default swaps referencing indices	154	7,459	4.9	111	7,263	4.1
Subtotal	155	7,508	4.9	112	7,365	4.1
Ba
Single name credit default swaps (3)	—	—	0.0	—	17	1.1
Credit default swaps referencing indices	1	24	1.2	2	25	2.0
Subtotal	1	24	1.2	2	42	1.6
B
Single name credit default swaps (3)	—	19	0.7	—	—	0.0
Credit default swaps referencing indices	23	289	4.1	10	144	3.7
Subtotal	23	308	3.8	10	144	3.7
Caa
Credit default swaps referencing indices	—	30	0.7	(1)	15	2.0
Subtotal	—	30	0.7	(1)	15	2.0
Total	$232	$11,983	3.7	$196	$11,764	3.4
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2025		December 31, 2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,179	$6,782	$8,224	$6,966
OTC-cleared (1)	186	474	135	299
Exchange-traded	16	17	11	7
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,381	7,273	8,370	7,272
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,205)	(3,205)	(3,633)	(3,633)
OTC-cleared	(4)	(4)	(5)	(5)
Exchange-traded	(6)	(6)	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(1,726)	—	(2,597)	—
OTC-cleared	(178)	(467)	(126)	(289)
Exchange-traded	—	(5)	—	(6)
Securities collateral: (5)
OTC-bilateral	(2,179)	(3,562)	(1,955)	(3,325)
OTC-cleared	—	(3)	—	(4)
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$83	$16	$53	$9
__________________
(1)At September 30, 2025 and December 31, 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $34 million and $158 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($91) million and $13 million, respectively.
(2)Gross estimated fair value of derivatives is limited to the amount that is subject to set-off and includes income or expense accruals.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2025 and December 31, 2024, the Company received excess cash collateral of $30 million and $26 million, respectively, and provided excess cash collateral of $77 million and $86 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
12. Derivatives (continued)
September 30, 2025 and December 31, 2024, the Company received excess securities collateral with an estimated fair value of $401 million and $410 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2025 and December 31, 2024, the Company provided excess securities collateral with an estimated fair value of $1.6 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $720 million and $835 million, respectively, for its OTC-cleared derivatives, and $215 million and $148 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At September 30, 2025, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

	September 30, 2025			December 31, 2024
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position (1)	$3,554	$22	$3,576	$3,213	$120	$3,333
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,326	$21	$4,347	$3,829	$124	$3,953
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2025	December 31, 2024
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance (1)	Other liabilities	$116	$(163)
Fixed annuities with equity indexed returns	PABs	16	172
Total		$132	$9
__________________
(1)Includes $198 million at September 30, 2025 related to Chariot Re.
13. Fair Value
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)

	September 30, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$71,026	$13,192	$84,218
Foreign corporate	—	43,199	16,224	59,423
Foreign government	—	42,171	53	42,224
RMBS	—	41,525	2,200	43,725
U.S. government and agency	14,851	17,861	—	32,712
ABS & CLO	—	20,201	1,499	21,700
Municipals	—	10,889	—	10,889
CMBS	—	9,315	439	9,754
Total fixed maturity securities AFS	14,851	256,187	33,607	304,645
Equity securities	475	81	232	788
Unit-linked and FVO securities (1)	8,260	2,663	1,347	12,270
Short-term investments (2)	4,931	689	33	5,653
Other investments	47	—	1,169	1,216
Derivative assets: (3)
Interest rate	—	2,985	—	2,985
Foreign currency exchange rate	4	3,816	18	3,838
Credit	—	236	—	236
Equity market	12	276	—	288
Total derivative assets	16	7,313	18	7,347
MRBs	—	—	392	392
Reinsured MRBs (4)	—	—	12	12
Separate account assets (5)	71,891	73,546	907	146,344
Total assets (6)	$100,471	$340,479	$37,717	$478,667
Liabilities
Derivative liabilities: (3)
Interest rate	$5	$3,699	$—	$3,704
Foreign currency exchange rate	—	3,166	6	3,172
Credit	—	68	—	68
Equity market	12	408	—	420
Total derivative liabilities	17	7,341	6	7,364
Embedded derivatives within liability host contracts (7)	—	—	132	132
MRBs	—	—	2,585	2,585
Separate account liabilities (5)	—	5	—	5
Total liabilities	$17	$7,346	$2,723	$10,086

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
__________________
(1)Unit-linked and FVO securities were primarily comprised of Unit-linked investments at both September 30, 2025 and December 31, 2024.

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
(6)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $41 million and $50 million at September 30, 2025 and December 31, 2024, respectively.
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

					September 30, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	42	-	126	94	47	-	126	92	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	101	94	13	-	102	95	Increase
	•	Consensus pricing	•	Offered quotes (4)	90	-	101	94	47	-	100	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	33	-	197	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	160	99	4	-	113	97	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	130	-	204	200	131	-	230	222	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.14%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.15%	-	20.10%	13.37%	0.14%	-	20.10%	12.86%	Decrease (9)
				Durations 11 - 20	0.38%	-	15%	8.17%	0.39%	-	15%	6.05%	Decrease (9)
				Durations 21 - 116	0.38%	-	15%	7.48%	0.39%	-	15%	8.20%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	22%	0.79%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.92%	0%	-	20%	4.77%	(11)
			•	Long-term equity volatilities	14.23%	-	22.49%	18.96%	14.23%	-	22.27%	18.77%	Increase (12)
			•	Nonperformance risk spread	0.11%	-	1.45%	0.58%	0.11%	-	1.46%	0.64%	Decrease (13)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$28,637	$56	$3,700	$—	$252	$1,265
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(33)	—	1	—	(13)	72
Total realized/unrealized gains (losses) included in AOCI	177	—	20	—	—	—
Purchases (3)	1,285	2	1,577	—	15	93
Sales (3)	(842)	(5)	(701)	—	(22)	(89)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	287	—	33	—	—	6
Transfers out of Level 3 (4)	(95)	—	(492)	—	—	—
Balance, end of period	$29,416	$53	$4,138	$—	$232	$1,347
Three Months Ended September 30, 2024
Balance, beginning of period	$29,240	$40	$5,867	$1	$262	$1,096
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(10)	(8)	6	—	(15)	56
Total realized/unrealized gains (losses) included in AOCI	1,169	7	132	—	—	—
Purchases (3)	2,080	2	1,080	—	9	135
Sales (3)	(1,255)	(1)	(539)	(1)	(14)	(111)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	94	1	31	—	—	—
Transfers out of Level 3 (4)	(1,111)	—	(1,069)	—	—	—
Balance, end of period	$30,207	$41	$5,508	$—	$242	$1,176
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(33)	$—	$2	$—	$2	$72
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(6)	$(8)	$12	$—	$(15)	$57
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$182	$(1)	$19	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$1,159	$7	$113	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Three Months Ended September 30, 2025
Balance, beginning of period	$8	$1,153	$16	$90	$977
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(26)	(2)	(223)	4
Total realized/unrealized gains (losses) included in AOCI	1	—	(1)	—	—
Purchases (3)	26	58	—	—	37
Sales (3)	(2)	(16)	—	—	(89)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	1	—
Transfers into Level 3 (4)	—	—	—	—	3
Transfers out of Level 3 (4)	—	—	(1)	—	(25)
Balance, end of period	$33	$1,169	$12	$(132)	$907
Three Months Ended September 30, 2024
Balance, beginning of period	$10	$1,073	$(75)	$(55)	$1,122
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	9	21	(61)	(9)
Total realized/unrealized gains (losses) included in AOCI	—	—	7	—	—
Purchases (3)	1	6	—	—	18
Sales (3)	(8)	(45)	—	—	(93)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	72	(3)	—
Transfers into Level 3 (4)	3	52	—	—	1
Transfers out of Level 3 (4)	—	—	(1)	—	(20)
Balance, end of period	$6	$1,095	$24	$(119)	$1,019
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$—	$(24)	$(1)	$(222)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$—	$11	$15	$(61)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Unit-linked and FVO Securities
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$26,505	$41	$8,639	$7	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(55)	—	14	1	18	149
Total realized/unrealized gains (losses) included in AOCI	1,468	5	63	(1)	—	—
Purchases (3)	3,313	13	2,379	—	36	106
Sales (3)	(1,703)	(5)	(1,453)	(7)	(58)	(104)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	273	—	42	—	—	6
Transfers out of Level 3 (4)	(385)	(1)	(5,546)	—	—	—
Balance, end of period	$29,416	$53	$4,138	$—	$232	$1,347
Nine Months Ended September 30, 2024
Balance, beginning of period	$28,345	$51	$4,551	$—	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(70)	(6)	19	—	(26)	121
Total realized/unrealized gains (losses) included in AOCI	502	3	172	—	—	—
Purchases (3)	4,618	1	1,614	—	31	139
Sales (3)	(2,212)	(1)	(792)	—	(12)	(167)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	55	1	179	—	—	—
Transfers out of Level 3 (4)	(1,031)	(8)	(235)	—	—	(20)
Balance, end of period	$30,207	$41	$5,508	$—	$242	$1,176
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(51)	$—	$15	$—	$—	$154
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$(17)	$(6)	$23	$—	$(20)	$124
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1,432	$5	$58	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$489	$3	$144	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)
	(In millions)
Nine Months Ended September 30, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(43)	8	(279)	(10)
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—
Purchases (3)	30	266	—	—	64
Sales (3)	(4)	(85)	—	—	(130)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	(1)	156	—
Transfers into Level 3 (4)	—	21	—	—	4
Transfers out of Level 3 (4)	—	—	—	—	(11)
Balance, end of period	$33	$1,169	$12	$(132)	$907
Nine Months Ended September 30, 2024
Balance, beginning of period	$27	$975	$(143)	$(93)	$1,147
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	1	21	5	(21)	(46)
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(28)	—	—
Purchases (3)	5	54	—	—	15
Sales (3)	(26)	(186)	—	—	(92)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	201	(5)	—
Transfers into Level 3 (4)	—	231	—	—	2
Transfers out of Level 3 (4)	—	—	(11)	—	(7)
Balance, end of period	$6	$1,095	$24	$(119)	$1,019
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$—	$(56)	$10	$(278)	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2024 (5)	$1	$19	$2	$(21)	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2024 (5)	$—	$—	$—	$—	$—
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

	September 30, 2025	December 31, 2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,985	$1,075
Other invested assets	$—	$63

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Realized gains (losses) net:
Mortgage loans (1)	$(173)	$(100)	$(584)	$(253)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 11.
Fair Value of Financial Instruments Carried at Other Than Fair Value
The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. The following tables exclude cash and cash equivalents, which are primarily classified as Level 1, and accrued investment income, payables for collateral under securities loaned and other transactions, short-term debt and those short-term investments that are not securities (i.e., time deposits), which are primarily classified as Level 2. The Company believes that due to the short-term nature of these excluded financial instruments, the estimated fair value approximates carrying value.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$85,843	$—	$—	$83,889	$83,889
Policy loans	$8,589	$—	$—	$9,171	$9,171
Other invested assets	$874	$—	$700	$174	$874
Premiums, reinsurance and other receivables	$7,762	$—	$1,211	$6,365	$7,576
Other assets	$253	$—	$58	$202	$260
Liabilities
PABs	$148,549	$—	$—	$145,625	$145,625
Long-term debt	$15,294	$—	$15,152	$—	$15,152
Collateral financing arrangement	$398	$—	$—	$349	$349
Subordinated debt securities	$4,154	$—	$4,729	$—	$4,729
Other liabilities	$13,191	$—	$1,680	$11,250	$12,930
Separate account liabilities	$76,452	$—	$76,452	$—	$76,452

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,012	$—	$—	$84,217	$84,217
Policy loans	$8,545	$—	$—	$9,058	$9,058
Other invested assets	$1,202	$—	$704	$498	$1,202
Premiums, reinsurance and other receivables	$4,831	$—	$881	$3,917	$4,798
Other assets	$228	$—	$69	$167	$236
Liabilities
PABs	$139,882	$—	$—	$134,612	$134,612
Long-term debt	$15,080	$—	$14,498	$—	$14,498
Collateral financing arrangement	$476	$—	$—	$425	$425
Subordinated debt securities	$3,164	$—	$3,587	$—	$3,587
Other liabilities	$9,635	$—	$734	$8,570	$9,304
Separate account liabilities	$70,359	$—	$70,359	$—	$70,359
14. Long-term Debt
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
In connection with the issuances, MetLife, Inc. incurred $5 million of related costs which will be amortized over the applicable term of each series of senior notes.
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
The Facility Agreement provides the Company the right to issue and sell to the Trust from time to time up to $1,250 million of its 5.740% Senior Notes due February 15, 2055 (the “5.740% Senior Notes”) in exchange for a corresponding amount of the Strips held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.2373% per annum applied to the maximum amount of senior notes that MetLife, Inc. could issue and sell to the Trust. The Company can redeem the 5.740% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At September 30, 2025, the Company had no senior note issuances under the Facility Agreement.
The Company incurred $13 million of related costs, which were capitalized in other assets and will be amortized over the term of the Facility Agreement.
15. Subordinated Debt Securities
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
MetLife, Inc. previously entered into separate replacement capital covenants (the “RCCs”) in connection with (i) its 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs due 2069”), (ii) its 9.250% Fixed-to-Floating Rate Junior Subordinated Debentures due 2068 (the “9.250% JSDs due 2068”) and (iii) the 7.875% Fixed-to-Floating-Rate Exchangeable Surplus Trust Securities of MetLife Capital Trust IV exchangeable into MetLife, Inc.’s 7.875% Fixed-to-Floating Rate Junior Subordinated Debentures due 2067 (the “7.875% JSDs due 2067”). The RCCs are not intended for the benefit of holders of those securities and may not be enforced by them. Rather, each RCC is for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Pursuant to the terms of the RCCs, the Subordinated Debt, as of its issuance date, became Covered Debt under each RCC, and the initial Covered Debt, which consisted of the Company’s 5.70% Senior Notes due 2035, was no longer Covered Debt under the RCCs. The holders of the Subordinated Debt, as the holders of the Covered Debt under the RCCs relating to the 10.750% JSDs due 2069, the 9.250% JSDs due 2068 and the 7.875% JSDs due 2067, have irrevocably consented to the termination of these RCCs.
The 10.750% JSDs due 2069 remain the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	September 30, 2025		December 31, 2024
Series	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000	40,000	40,000
3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	1,000,000	—	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—	10,000,000	—
Not designated	160,827,800	—	160,827,800	—
Total	200,000,000	24,572,200	200,000,000	25,572,200
In September 2025, MetLife, Inc. delivered a notice of redemption to the holders of its 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, liquidation preference of $1,000 per share (“Series G preferred stock”), pursuant to which it would redeem 1,000,000 shares of Series G preferred stock at a redemption price of $1,000 per share. All outstanding shares of Series G preferred stock were redeemed on the dividend payment date of September 15, 2025 for an aggregate redemption price of $1.0 billion in cash. In connection with the redemption, MetLife, Inc. recognized a preferred stock redemption premium of $12 million (calculated as the difference between the carrying value of the Series G preferred stock and the total amount paid by MetLife, Inc. to the holders of the Series G preferred stock in connection with the redemption), which was recorded as a reduction of retained earnings at September 30, 2025.
In October 2025, MetLife, Inc. filed a Certificate of Elimination (the “Certificate of Elimination”) of Series G preferred stock with the Secretary of State of the State of Delaware to eliminate all references to the Series G preferred stock in MetLife, Inc.’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), including the related Certificate of Designations. As a result of the filing of the Certificate of Elimination, MetLife, Inc.’s Certificate of Incorporation was amended to eliminate all references therein to the Series G preferred stock, and the shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock, par value $0.01 per share, of MetLife, Inc., without designation as to series. The Certificate of Elimination does not affect the total number of authorized shares of capital stock of MetLife, Inc. or the total number of authorized shares of preferred stock.
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$0.353	$8	$0.417	$10	$1.059	$25	$1.267	$30
D	$29.375	14	$29.375	14	$58.750	29	$58.750	29
E	$351.563	12	$351.563	11	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$890.625	36
G	$19.250	20	$19.250	20	$38.500	39	$38.500	39
Total		$66		$67		$163		$168

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Equity (continued)
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at September 30, 2025 (1)
	(In millions)
April 30, 2025	$3,000	$2,502
May 1, 2024	$3,000	$—
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at September 30, 2025 does not reflect the applicable excise tax payable.
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
For the nine months ended September 30, 2025 and 2024, MetLife, Inc. repurchased 29,852,023 shares and 39,373,496 shares of its common stock, respectively, through open market purchases for $2.4 billion and $2.8 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Equity (continued)
Dividend Restrictions
Insurance Operations
For the nine months ended September 30, 2025, Metropolitan Tower Life Insurance Company paid a dividend of $760 million to MetLife, Inc., for which regulatory approval was obtained as required.
See Note 19 of the Notes to Consolidated Financial Statements included in the 2024 Annual Report for additional information on dividend restrictions.
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)
OCI before reclassifications	2,352	149	(65)	(24)	154	(1)	2,565
Deferred income tax benefit (expense)	(585)	(42)	217	5	(55)	—	(460)
AOCI before reclassifications, net of income tax	(14,717)	(1,359)	6,028	(83)	(6,215)	(1,408)	(17,754)
Amounts reclassified from AOCI	62	154	—	—	—	22	238
Deferred income tax benefit (expense)	(12)	(34)	—	—	—	(4)	(50)
Amounts reclassified from AOCI, net of income tax	50	120	—	—	—	18	188
Balance, end of period	$(14,667)	$(1,239)	$6,028	$(83)	$(6,215)	$(1,390)	$(17,566)

	Three Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(19,187)	$99	$6,606	$(73)	$(6,785)	$(1,396)	$(20,736)
OCI before reclassifications	9,942	125	(5,891)	99	349	3	4,627
Deferred income tax benefit (expense)	(2,082)	(101)	1,289	(22)	90	(1)	(827)
AOCI before reclassifications, net of income tax	(11,327)	123	2,004	4	(6,346)	(1,394)	(16,936)
Amounts reclassified from AOCI	121	(607)	—	—	—	32	(454)
Deferred income tax benefit (expense)	(33)	192	—	—	—	(9)	150
Amounts reclassified from AOCI, net of income tax	88	(415)	—	—	—	23	(304)
Balance, end of period	$(11,239)	$(292)	$2,004	$4	$(6,346)	$(1,371)	$(17,240)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Equity (continued)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	5,464	(662)	867	(15)	934	(8)	6,580
Deferred income tax benefit (expense)	(1,115)	109	(224)	3	21	2	(1,204)
AOCI before reclassifications, net of income tax	(14,983)	(183)	6,028	(83)	(6,215)	(1,448)	(16,884)
Amounts reclassified from AOCI	403	(1,327)	—	—	—	75	(849)
Deferred income tax benefit (expense)	(87)	271	—	—	—	(17)	167
Amounts reclassified from AOCI, net of income tax	316	(1,056)	—	—	—	58	(682)
Balance, end of period	$(14,667)	$(1,239)	$6,028	$(83)	$(6,215)	$(1,390)	$(17,566)

	Nine Months Ended September 30, 2024
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(14,506)	$183	$2,658	$27	$(6,158)	$(1,446)	$(19,242)
OCI before reclassifications	3,450	(376)	(807)	(28)	(136)	(1)	2,102
Deferred income tax benefit (expense)	(573)	103	153	5	(52)	—	(364)
AOCI before reclassifications, net of income tax	(11,629)	(90)	2,004	4	(6,346)	(1,447)	(17,504)
Amounts reclassified from AOCI	514	(247)	—	—	—	96	363
Deferred income tax benefit (expense)	(124)	45	—	—	—	(20)	(99)
Amounts reclassified from AOCI, net of income tax	390	(202)	—	—	—	76	264
Balance, end of period	$(11,239)	$(292)	$2,004	$4	$(6,346)	$(1,371)	$(17,240)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(73)	$(122)	$(455)	$(531)	Net investment gains (losses)
Unrealized investment gains (losses)	(1)	—	(9)	—	Net investment income
Unrealized investment gains (losses)	12	1	61	17	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(62)	(121)	(403)	(514)
Income tax (expense) benefit	12	33	87	124
Unrealized investment gains (losses), net of income tax	(50)	(88)	(316)	(390)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	4	5	27	18	Net investment income
Interest rate derivatives	(27)	(1)	(18)	(2)	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	1	4	4	Net investment income
Foreign currency exchange rate derivatives	(133)	602	1,313	226	Net investment gains (losses)
Credit derivatives	1	—	1	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(154)	607	1,327	247
Income tax (expense) benefit	34	(192)	(271)	(45)
Gains (losses) on cash flow hedges, net of income tax	(120)	415	1,056	202
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(25)	(35)	(84)	(104)
Amortization of prior service (costs) credit	3	3	9	8
Amortization of defined benefit plan items, before income tax	(22)	(32)	(75)	(96)
Income tax (expense) benefit	4	9	17	20
Amortization of defined benefit plan items, net of income tax	(18)	(23)	(58)	(76)
Total reclassifications, net of income tax	$(188)	$304	$682	$(264)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 18.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Vision fee for service arrangements	$134	$126	$421	$402
Prepaid legal plans	160	144	479	437
Asset management fees	123	99	344	295
Administrative services-only contracts	72	69	219	205
Recordkeeping and administrative services (1)	36	38	106	113
Other revenue from service contracts from customers	96	78	267	237
Total revenues from service contracts from customers	621	554	1,836	1,689
Other	103	94	254	271
Total other revenues	$724	$648	$2,090	$1,960
__________________
(1)Related to products and businesses no longer actively marketed by the Company.
Receivables related to revenues from service contracts from customers were $280 million and $238 million at September 30, 2025 and December 31, 2024, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$522	$509	$1,569	$1,504
Interest expense on debt	271	257	798	778
Direct:
Employee-related costs (1)	962	892	2,889	2,742
Third-party staffing costs	380	371	1,169	1,082
General and administrative expenses	118	162	374	463
Commissions and other variable expenses	1,766	1,515	4,919	4,480
Capitalization of DAC	(852)	(691)	(2,337)	(2,114)
Premium taxes, other taxes, and licenses & fees	273	183	592	530
Pension, postretirement and postemployment benefit costs	69	65	205	195
Total other expenses	$3,509	$3,263	$10,178	$9,660
__________________
(1)Includes ($54) million and ($135) million for the three months and nine months ended September 30, 2025, respectively, and ($58) million and ($135) million for the three months and nine months ended September 30, 2024, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.

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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2025		2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$37	$—	$41	$—
Interest costs	119	11	114	10
Expected return on plan assets	(111)	(6)	(115)	(14)
Amortization of net actuarial (gains) losses	42	(17)	42	(7)
Amortization of prior service costs (credit)	(3)	—	(3)	—
Net periodic benefit costs (credit)	$84	$(12)	$79	$(11)

	Nine Months Ended September 30,
	2025		2024
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$112	$2	$122	$2
Interest costs	357	32	342	30
Expected return on plan assets	(332)	(27)	(345)	(42)
Amortization of net actuarial (gains) losses	126	(40)	125	(21)
Amortization of prior service costs (credit)	(9)	—	(9)	—
Net periodic benefit costs (credit)	$254	$(33)	$235	$(31)
19. Income Tax
For the three months and nine months ended September 30, 2025, the effective tax rate on income (loss) before provision for income tax was 25% and 27%, respectively. The Company’s effective tax rate for the three months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, partially offset by tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the nine months ended September 30, 2025 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; and (ii) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.

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
20. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	664.7	699.3	672.5	710.9
Incremental common shares from assumed exercise or issuance of stock-based awards	4.4	4.4	4.5	4.6
Weighted average common stock outstanding - diluted	669.1	703.7	677.0	715.5
Net Income (Loss):
Net income (loss)	$902	$1,341	$2,587	$3,169
Less: Net income (loss) attributable to noncontrolling interests	6	(1)	17	14
Less: Preferred stock dividends	66	67	163	168
Preferred stock redemption premium	12	—	12	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$818	$1,275	$2,395	$2,987
Basic	$1.23	$1.82	$3.56	$4.20
Diluted	$1.22	$1.81	$3.54	$4.17
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
21. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2024 Annual Report, MLIC received approximately 2,936 asbestos-related claims in 2024. For the nine months ended September 30, 2025 and 2024, MLIC received approximately 2,013 and 2,251 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2024. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
21. Contingencies, Commitments and Guarantees (continued)
may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2025.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $3.1 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $10.2 billion and $8.1 billion at September 30, 2025 and December 31, 2024, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
21. Contingencies, Commitments and Guarantees (continued)
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $642 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million at both September 30, 2025 and December 31, 2024, for indemnities and guarantees.
22. Subsequent Events
To date, during the fourth quarter of 2025, the Company secured pension risk transfer mandates totaling approximately $12 billion.

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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), citing growing concerns over the labor market, the Federal Open Market Committee recently cut interest rates. Future policy adjustments could be affected by the U.S. government shutdown. Other central banks have recently held rates steady but are signaling caution as they assess the implications of changing global trade policies on growth and inflation. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2024 Annual Report.
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
State Insurance Regulation
In 2023, the National Association of Insurance Commissioners (“NAIC”) adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and risk-based capital (“RBC”) ratios. In August 2025, the NAIC extended its interim statutory accounting guidance to be effective until December 31, 2026, which permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes had an immaterial impact on our RBC. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.
In August 2025, the NAIC adopted a principle-based reserving (“PBR”) framework for non-variable annuities, located in Section VM-22 of the NAIC Valuation Manual (“VM”), similar to Section VM-20 for life insurance business and Section VM-21 for variable annuities. The framework for non-variable annuities applies to new issues for valuation dates on or after January 1, 2026, and companies have a three-year optional implementation period before Section VM-22 PBR requirements become mandatory to all applicable blocks of business. The ultimate financial impact from PBR on MetLife is uncertain.
Certain Non-U.S. Regulation
In October 2025, the tax law in Mexico was revised to no longer allow the value-added tax deduction of certain insurance claims-related expenses, including health insurance claims. We expect the value-added tax change to result in a reduction in Latin America’s adjusted earnings of approximately $50 million to $60 million in 2026, with little to no impact in 2027 and beyond. See “— Results of Operations — Segment Results and Corporate & Other — Latin America” for information on the current period notable item related to this industry-wide value-added tax matter.
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
For purposes of goodwill impairment testing, if the carrying value of a reporting unit exceeds its estimated fair value, an impairment charge would be recognized for the amount of the difference; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company will consider income tax effects from any tax-deductible goodwill on the carrying value of the reporting unit when measuring the goodwill impairment loss, if applicable. The key inputs, judgments and assumptions necessary in determining estimated fair value of the reporting units include projected adjusted earnings, current book value, the level of economic capital required to support the mix of business, long-term growth rates, comparative market multiples, the account value of in-force business, projections of new and renewed business, as well as margins on such business, interest rate levels, credit spreads, equity market levels, and the discount rate that we believe is appropriate for the respective reporting unit.

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
In the third quarter of 2025, the Company performed its annual goodwill impairment tests on all reporting units using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple and/or a discounted cash flow valuation based on best available data as of June 30, 2025. The Company concluded that the estimated fair values of all such reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.
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
On July 1, 2025, MetLife completed an initial reinsurance transaction with Chariot Reinsurance, Ltd. For more information, see Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Pending Reinsurance Transaction
On April 30, 2025, the Company entered into a definitive agreement with Talcott Resolution Life Insurance Company, a life insurance and annuities subsidiary of Talcott Financial Group, to reinsure approximately $10.0 billion of variable annuity and rider reserves, which are reported in the MetLife Holdings segment. At the closing of the transaction, the Company will enter into a reinsurance agreement on both a modified coinsurance and a funds withheld basis. The transaction is expected to close by the end of 2025 and is subject to regulatory approvals and other customary closing conditions.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders of $818 million and $2.4 billion for the three months and nine months ended September 30, 2025, respectively, compared to $1.3 billion and $3.0 billion for the three months and nine months ended September 30, 2024, respectively.
•Adjusted earnings available to common shareholders of $1.6 billion and $4.3 billion for the three months and nine months ended September 30, 2025, respectively, compared to $1.4 billion and $4.3 billion for the three months and nine months ended September 30, 2024, respectively.

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues
Premiums	$10,555	$10,647	$33,088	$32,328
Universal life and investment-type product policy fees	1,247	1,228	3,735	3,757
Net investment income	6,089	5,227	16,635	15,868
Other revenues	724	648	2,090	1,960
Net investment gains (losses)	(325)	(77)	(985)	(873)
Net derivative gains (losses)	(929)	767	(1,293)	(720)
Total revenues	17,361	18,440	53,270	52,320
Expenses
Policyholder benefits and claims and policyholder dividends	10,503	10,747	33,366	32,601
Policyholder liability remeasurement (gains) losses	(159)	(132)	(185)	(164)
Market risk benefit remeasurement (gains) losses	(263)	531	(241)	(345)
Interest credited to policyholder account balances	2,561	2,037	6,608	6,327
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	522	509	1,569	1,504
Interest expense on debt	271	257	798	778
Other expenses, net of capitalization of deferred policy acquisition costs	2,716	2,497	7,811	7,378
Total expenses	16,151	16,446	49,726	48,079
Income (loss) before provision for income tax	1,210	1,994	3,544	4,241
Provision for income tax expense (benefit)	308	653	957	1,072
Net income (loss)	902	1,341	2,587	3,169
Less: Net income (loss) attributable to noncontrolling interests	6	(1)	17	14
Net income (loss) attributable to MetLife, Inc.	896	1,342	2,570	3,155
Less: Preferred stock dividends	66	67	163	168
Preferred stock redemption premium	12	—	12	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$818	$1,275	$2,395	$2,987
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $457 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $248 million ($196 million, net of income tax):
•Losses on foreign currency transactions in the current period compared to gains in the prior period
•Lower gains on sales of real estate investments
Partially offset by:
•Mark-to-market gains on equity securities in the current period compared to losses in the prior period
Net Derivative Gains (Losses)(2) - Unfavorable change of $1.7 billion ($1.3 billion, net of income tax)(3):
•The U.S. dollar strengthened against the Japanese yen in the current period compared to weakened in the prior period - unfavorable impact to the estimated fair value of sell-U.S. dollar currency forwards
•The U.S. and Japan long-term swap rates increased in the current period versus decreased in the prior period - unfavorable impact to the estimated fair value of receiver swaps, forwards and options

•Key equity indexes increased more significantly in the current period compared to the prior period - unfavorable impact to the estimated fair value of options and short futures
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $794 million ($627 million, net of income tax):
•Long-term interest rates decreased less significantly in the current period compared to the prior period
•Key equity indexes increased more significantly in the current period compared to the prior period
Actuarial Assumption Review - Favorable change of $63 million ($38 million, net of income tax):

	Three Months Ended September 30,		Variance
Assumptions	2025	2024
	(In millions, net of income tax)
Economic	$(24)	$(55)	$31
Mortality	(9)	110	(119)
Morbidity	(20)	53	(73)
Policyholder behavior	38	(91)	129
Operational	117	47	70
Total	$102	$64	$38
•The actuarial assumption reviews resulted in gains of $102 million and $64 million for the three months ended September 30, 2025 and 2024, respectively:
◦Of the $102 million gain, gains of $12 million and $1 million were recognized in market risk benefit remeasurement (gains) losses and net derivative gains (losses), respectively, both of which are discussed above, and a gain of $89 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦Of the $64 million gain, losses of $5 million and $1 million were recognized in market risk benefit remeasurement (gains) losses and net derivative gains (losses), respectively, both of which are discussed above, and a gain of $70 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦The $38 million increase was primarily driven by (i) updates to policyholder behavior assumptions in the accident & health business in the Asia segment and in the deferred annuities business in the MetLife Holdings segment related to lapse experience, (ii) updates to operational assumptions in the MetLife Holdings segment related to future premium rate increases for the long-term care business, and (iii) favorable economic conditions in the current period for the Asia segment, largely offset by (i) less favorable mortality experience in the RIS segment, and (ii) updates made in the current period to morbidity assumptions in the MetLife Holdings segment associated with an increase in incidence rates for the long-term care business
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $209 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Favorable change in effective tax rate - 25% in the current period compared to 33% in the prior period:
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
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $592 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $112 million ($88 million, net of income tax):
•Higher increase to the ACL on mortgage loans
•Lower gains on sales of real estate investments
Largely offset by:
•Mark-to-market gains on equity securities in the current period compared to losses in the prior period
•Higher gains on foreign currency transactions
Net Derivative Gains (Losses)(2) - Unfavorable change of $573 million ($453 million, net of income tax)(3):
•Japan long-term swap rates increased more significantly in the current period compared to the prior period - unfavorable impact to the estimated fair value of receiver swaps
•Key foreign equity indexes increased in the current period compared to decreased in the prior period - unfavorable impact to the estimated fair value of short futures
•Changes in the value of the underlying assets - unfavorable impact to embedded derivatives related to funds withheld on reinsurance agreements
Partially offset by:
•The U.S. dollar weakened against the Japanese yen in the current period compared to strengthened in the prior period - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $104 million ($82 million, net of income tax):
•Key U.S. equity indexes increased less significantly in the current period compared to the prior period
Actuarial Assumption Review - For the results of the actuarial assumption reviews, see “— Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024 — Actuarial Assumption Review.”
Adjusted Earnings Available to Common Shareholders(5) - Unfavorable change of $42 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Unfavorable change in effective tax rate - 27% in the current period compared to 25% in the prior period:
•Current period effective tax rate on income before provision for income tax was 27% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
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
Three Months Ended September 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$414	$200	$297	$112	$65	$38	$(308)	$818
Add: Preferred stock dividends	—	—	—	—	—	—	66	66
Add: Preferred stock redemption premium	—	—	—	—	—	—	12	12
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	2	2	—	2	6
Net income (loss)	414	200	297	114	67	38	(228)	902
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(30)	(173)	(82)	41	(13)	(124)	56	(325)
Net derivative gains (losses)	(2)	(214)	(393)	(64)	(17)	(268)	29	(929)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(18)	172	274	26	308	(39)	(74)	649
Other revenues	2	13	—	12	—	33	5	65
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	38	49	(2)	—	16	—	100
Policyholder liability remeasurement (gains) losses	—	(2)	—	—	—	—	—	(2)
Market risk benefit remeasurement gains (losses)	—	27	26	—	14	196	—	263
Interest credited to policyholder account balances ("PABs")	—	(31)	(223)	(57)	(312)	(23)	—	(646)
Capitalization of deferred policy acquisition costs ("DAC")	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired ("VOBA") and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(3)	(126)	—	1	(1)	—	(17)	(146)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	11	60	103	10	—	44	(5)	223
Adjusted earnings	$455	$436	$543	$147	$88	$203	$(222)	$1,650
Less: Preferred stock dividends	—	—	—	—	—	—	66	66
Adjusted earnings available to common shareholders	$455	$436	$543	$147	$88	$203	$(288)	$1,584

Premiums, fees and other revenues	$6,308	$1,199	$1,717	$1,675	$727	$762	$138	$12,526
Less: adjustments to premiums, fees and other revenues	2	13	—	12	—	33	5	65
Adjusted premiums, fees and other revenues	$6,306	$1,186	$1,717	$1,663	$727	$729	$133	$12,461

Three Months Ended September 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$330	$246	$1,044	$258	$76	$(214)	$(465)	$1,275
Add: Preferred stock dividends	—	—	—	—	—	—	67	67
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	(4)	1	—	2	(1)
Net income (loss)	330	246	1,044	254	77	(214)	(396)	1,341
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	17	(125)	273	12	8	(7)	(255)	(77)
Net derivative gains (losses)	(56)	(47)	780	114	(4)	(16)	(4)	767
Premiums	16	—	—	—	—	—	—	16
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(18)	(45)	16	(8)	174	(43)	8	84
Other revenues	—	(19)	—	—	—	50	5	36
Expenses:
Policyholder benefits and claims and policyholder dividends	(9)	(1)	52	(9)	—	17	—	50
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(49)	(19)	—	2	(464)	(1)	(531)
Interest credited to PABs	—	(1)	44	(58)	(170)	(39)	2	(222)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	—	2	2	(2)	(1)	(25)	(29)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	12	61	(410)	(20)	(1)	107	56	(195)
Adjusted earnings	$373	$472	$306	$221	$70	$182	$(182)	$1,442
Less: Preferred stock dividends	—	—	—	—	—	—	67	67
Adjusted earnings available to common shareholders	$373	$472	$306	$221	$70	$182	$(249)	$1,375

Adjusted earnings available to common shareholders on a constant currency basis (1)	$373	$472	$305	$222	$71	$182	$(249)	$1,376

Premiums, fees and other revenues	$6,162	$1,560	$1,710	$1,496	$655	$843	$97	$12,523
Less: adjustments to premiums, fees and other revenues	16	(19)	—	—	—	50	5	52
Adjusted premiums, fees and other revenues	$6,146	$1,579	$1,710	$1,496	$655	$793	$92	$12,471

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,146	$1,579	$1,704	$1,498	$668	$793	$92	$12,480
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,084	$396	$1,121	$542	$236	$(62)	$(922)	$2,395
Add: Preferred stock dividends	—	—	—	—	—	—	163	163
Add: Preferred stock redemption premium	—	—	—	—	—	—	12	12
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	6	4	—	7	17
Net income (loss)	1,084	396	1,121	548	240	(62)	(740)	2,587
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(60)	(585)	21	42	(13)	(253)	(137)	(985)
Net derivative gains (losses)	(62)	(389)	(395)	112	(43)	(555)	39	(1,293)
Premiums	7	—	—	—	—	—	—	7
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(53)	149	325	(2)	483	(127)	5	780
Other revenues	2	(27)	—	20	—	103	14	112
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	18	133	(91)	—	49	—	108
Policyholder liability remeasurement (gains) losses	—	(2)	—	—	—	—	—	(2)
Market risk benefit remeasurement gains (losses)	—	43	39	—	14	145	—	241
Interest credited to PABs	—	(30)	(264)	(151)	(472)	(75)	—	(992)
Capitalization DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(8)	(198)	—	6	(2)	—	(86)	(288)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	37	212	(5)	14	2	150	31	441
Adjusted earnings	$1,222	$1,205	$1,267	$598	$271	$501	$(606)	$4,458
Less: Preferred stock dividends	—	—	—	—	—	—	163	163
Adjusted earnings available to common shareholders	$1,222	$1,205	$1,267	$598	$271	$501	$(769)	$4,295

Premiums, fees and other revenues	$19,191	$4,944	$5,097	$4,830	$2,114	$2,352	$385	$38,913
Less: adjustments to premiums, fees and other revenues	9	(27)	—	20	—	103	14	119
Adjusted premiums, fees and other revenues	$19,182	$4,971	$5,097	$4,810	$2,114	$2,249	$371	$38,794

Nine Months Ended September 30, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MetLife Holdings	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,155	$731	$876	$528	$204	$126	$(633)	$2,987
Add: Preferred stock dividends	—	—	—	—	—	—	168	168
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests	—	—	—	(1)	3	—	12	14
Net income (loss)	1,155	731	876	527	207	126	(453)	3,169
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(24)	(377)	(263)	28	(31)	(345)	139	(873)
Net derivative gains (losses)	34	103	(375)	(36)	(23)	(427)	4	(720)
Premiums	16	—	—	—	—	—	—	16
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(57)	(185)	312	(37)	592	(146)	18	497
Other revenues	—	(57)	—	—	—	124	20	87
Expenses:
Policyholder benefits and claims and policyholder dividends	(9)	(127)	206	(94)	—	54	—	30
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(54)	(5)	—	43	361	—	345
Interest credited to PABs	—	1	(257)	(75)	(585)	(88)	—	(1,004)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	—	2	6	(4)	(1)	(47)	(49)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	10	146	78	55	(9)	100	(45)	335
Adjusted earnings	$1,190	$1,281	$1,178	$680	$224	$494	$(542)	$4,505
Less: Preferred stock dividends	—	—	—	—	—	—	168	168
Adjusted earnings available to common shareholders	$1,190	$1,281	$1,178	$680	$224	$494	$(710)	$4,337

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,190	$1,281	$1,165	$629	$221	$494	$(710)	$4,270

Premiums, fees and other revenues	$18,702	$4,917	$5,122	$4,498	$1,896	$2,581	$329	$38,045
Less: adjustments to premiums, fees and other revenues	16	(57)	—	—	—	124	20	103
Adjusted premiums, fees and other revenues	$18,686	$4,974	$5,122	$4,498	$1,896	$2,457	$309	$37,942

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$18,686	$4,974	$5,108	$4,206	$1,893	$2,457	$309	$37,633
__________________
(1)Amounts for Group Benefits, RIS, MetLife Holdings and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 decreased $10 million, or less than 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, decreased $19 million, or less than 1%, compared to the prior period primarily due to lower premiums in the pension risk transfer business in the RIS segment, largely offset by strong sales and solid persistency in the Latin America segment, as well as growth in both core and voluntary products in the Group Benefits segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Group Benefits	$455	$373	$1,222	$1,190
RIS	436	472	1,205	1,281
Asia	543	306	1,267	1,178
Latin America	147	221	598	680
EMEA	88	70	271	224
MetLife Holdings	203	182	501	494
Corporate & Other	(288)	(249)	(769)	(710)
Adjusted earnings available to common shareholders	$1,584	$1,375	$4,295	$4,337

Adjusted earnings available to common shareholders on a constant currency basis	$1,584	$1,376	$4,295	$4,270

Adjusted premiums, fees and other revenues	$12,461	$12,471	$38,794	$37,942
Adjusted premiums, fees and other revenues on a constant currency basis	$12,461	$12,480	$38,794	$37,633
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $209 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings available to common shareholders by $1 million
Market Factors - Increased adjusted earnings available to common shareholders by $203 million:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on corporate debt funds
Partially offset by:
•Recurring investment income decreased - impact from a reinsurance transaction, partially offset by positive flows from pension risk transfer transactions and funding agreement issuances, both in the RIS segment
•Higher interest credited expenses - higher average interest crediting rates on long-duration products in the Asia segment, largely offset by the impact of a reinsurance transaction in the RIS segment and lower average interest crediting rates on long-duration products in the Latin America segment
Volume Growth - Increased adjusted earnings available to common shareholders by $66 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA segment
Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia segment

Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $61 million:
•Unfavorable mortality results, primarily in the RIS and MetLife Holdings segments
•Lower surrender charges and less favorable claims experience in the Asia segment
•Unfavorable change from refinements to certain insurance liabilities in both periods
Partially offset by:
•Lower dividend expense due to scale update in the MetLife Holdings segment
•Favorable morbidity results, primarily in the Group Benefits segment, largely offset by unfavorable morbidity results in the MetLife Holdings segment
Expenses - Increased adjusted earnings available to common shareholders by $23 million:
•Lower expenses in the MetLife Holdings and Group Benefits segments, partially offset by higher expenses in Corporate & Other
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $11 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in September 2024 and June 2025
Partially offset by:
•Senior note repayment at maturity in March 2025
Notable Items - Actuarial assumption review and other insurance adjustments, and tax adjustments - Increased adjusted earnings by $2 million on a reported basis:

	Three Months Ended September 30,		Variance
	2025	2024
	(In millions)
Group Benefits	$(2)	$(58)	$56
RIS	13	104	(91)
Asia	70	(41)	111
Latin America	(75)	4	(79)
EMEA	(1)	(5)	4
MetLife Holdings	13	12	1
Corporate & Other	—	—	—
Total	$18	$16	$2
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Decreased $42 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings available to common shareholders by $67 million, primarily in the Latin America and Asia segments
Market Factors - Increased adjusted earnings available to common shareholders by $64 million:
•Variable investment income increased - higher returns on real estate funds, mortgage loan funds and private equity funds, partially offset by lower returns on corporate debt funds
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment and higher income on real estate investments, partially offset by lower income on derivatives and lower yields on fixed income securities

Largely offset by:
•Higher interest credited expenses - higher average interest crediting rates on long-duration products in the Asia segment and growth in long-duration products in the RIS segment, partially offset by lower interest credited expenses on long-duration products in the MetLife Holdings and Latin America segments
Volume Growth - Increased adjusted earnings available to common shareholders by $172 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA segment
Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia and Latin America segments
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $188 million:
•Lower surrender charges and unfavorable claims experience in the Asia segment
•Unfavorable morbidity results, primarily in the Group Benefits and MetLife Holdings segments
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $16 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in March 2024, June 2024, September 2024, and June 2025
Partially offset by:
•Senior note repayment at maturity in April 2024 and March 2025
•Decreased interest expense on surplus notes
Notable Items - For the results of the notable items, see “— Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024 — Notable Items.”

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 increased $160 million, or 3%, compared to the prior period, primarily driven by growth in both core and voluntary products, partially offset by a decline in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$455	$373	$1,222	$1,190

Adjusted premiums, fees and other revenues	$6,306	$6,146	$19,182	$18,686
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $82 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $10 million:
•Recurring investment income increased - higher yields on fixed income securities, partially offset by lower income on derivatives
•Variable investment income increased - higher returns on private equity funds
Volume Growth - Increased adjusted earnings by $10 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $13 million:
•Unfavorable change from refinements to certain insurance liabilities in both periods
•Unfavorable mortality - primarily due to higher claims incidence in our life business in the current period
Largely offset by:
•Favorable morbidity - primarily due to favorable reserve development in the current period in our disability and dental businesses
Expenses - Increased adjusted earnings by $18 million:
•An increase in adjusted premiums, fees and other revenue exceeded a corresponding increase in direct expenses and higher legal plan utilization
Notable Items - Increased adjusted earnings by $56 million:
•Current period notable item - unfavorable impact of $2 million - actuarial assumption review
•Prior period notable items - unfavorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $32 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $15 million:
•Interest credited expenses decreased due to lower average interest crediting rates on retained asset accounts

Volume Growth - Increased adjusted earnings by $29 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $72 million:
•Unfavorable change from refinements to certain insurance liabilities in both periods
•Unfavorable morbidity - unfavorable experience due to higher incidence and favorable reserve adjustments in the prior period in our disability business
Notable Items - Increased adjusted earnings by $56 million:
•Current period notable item - unfavorable impact of $2 million - actuarial assumption review
•Prior period notable items - favorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies
Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 decreased $393 million, or 25%, compared to the prior period. The decrease was primarily due to lower premiums from our pension risk transfer business, partially offset by growth in our structured settlement and United Kingdom (“U.K.”) longevity reinsurance businesses. Changes in premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$436	$472	$1,205	$1,281

Adjusted premiums, fees and other revenues	$1,186	$1,579	$4,971	$4,974
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $36 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $77 million:
•Variable investment income increased - higher returns on private equity funds
•Interest credited expenses decreased - impact from a reinsurance transaction, largely offset by growth in investment-type products and certain insurance products
Partially offset by:
•Recurring investment income decreased - impact from a reinsurance transaction coupled with lower yields on mortgage loans and lower income on derivatives, partially offset by higher yields on fixed income securities and positive flows from pension risk transfer transactions and funding agreement issuances
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $21 million:
•Less favorable mortality - mainly in pension risk transfer and risk solution businesses
Partially offset by:
•Favorable change from refinements to certain insurance liabilities in both periods
Notable Items - Decreased adjusted earnings by $91 million:
•Current period notable item - favorable impact of $13 million - actuarial assumption review
•Prior period notable item - favorable impact of $104 million - actuarial assumption review

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $76 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $24 million:
•Variable investment income increased - higher returns on real estate funds, private equity funds and mortgage loan funds
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, largely offset by lower income on derivatives and lower yields on fixed income securities and mortgage loans
Largely offset by:
•Higher interest credited expenses - growth in investment-type and certain insurance products
Notable Items - Decreased adjusted earnings by $91 million:
•Current period notable item - favorable impact of $13 million - actuarial assumption review
•Prior period notable item - favorable impact of $104 million - actuarial assumption review

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 increased $7 million, or less than 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $13 million, or 1%, compared to the prior period, as an increase in premiums in life products in Korea was largely offset by lower fee income from Japan’s foreign currency-denominated life products and a decrease in premiums from Japan’s accident & health products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$543	$306	$1,267	$1,178
Adjusted earnings on a constant currency basis	$543	$305	$1,267	$1,165

Adjusted premiums, fees and other revenues	$1,717	$1,710	$5,097	$5,122
Adjusted premiums, fees and other revenues on a constant currency basis	$1,717	$1,704	$5,097	$5,108
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $237 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $1 million
Market Factors - Increased adjusted earnings by $97 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities
Partially offset by:
•Higher interest credited expense - higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $27 million:
•Business growth across the region, mainly driven by higher positive net flows, which resulted in higher average invested assets
Partially offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $4 million:
•Lower surrender charges in Japan
•Unfavorable claims experience in Australia
Largely offset by:
•Favorable change from refinements to certain insurance liabilities in both periods
Notable Items - Increased adjusted earnings by $111 million on a reported basis:
•Current period notable item - favorable impact of $70 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $41 million - actuarial assumption review

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $89 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $13 million:
•Korean won and Australian dollar weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $38 million:
•Variable investment income increased - higher returns on real estate funds and private equity funds, partially offset by lower returns on corporate debt funds
•Recurring investment income increased - higher yields on fixed income securities
Largely offset by:
•Higher interest credited expense - higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $77 million:
•Business growth across the region, mainly driven by higher positive net flows, which resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $82 million:
•Lower surrender charges in Japan
•Unfavorable claims experience in Australia
Partially offset by:
•Favorable change from refinements to certain insurance liabilities in both periods
Expenses - Decreased adjusted earnings by $14 million:
•Higher direct expenses and corporate overhead expenses
Taxes - Decreased adjusted earnings by $26 million:
•Unfavorable change in Japan - impact from a tax rate change in the current period
•Unfavorable change in Korea - higher dividend withholding tax in the current period and tax benefits due to a tax audit settlement in the prior period
Notable Items - Increased adjusted earnings by $111 million on a reported basis:
•Current period notable item - favorable impact of $70 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $41 million - actuarial assumption review

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 increased $167 million, or 11%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $165 million, or 11%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$147	$221	$598	$680
Adjusted earnings on a constant currency basis	$147	$222	$598	$629

Adjusted premiums, fees and other revenues	$1,663	$1,496	$4,810	$4,498
Adjusted premiums, fees and other revenues on a constant currency basis	$1,663	$1,498	$4,810	$4,206
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $74 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $1 million
Market Factors - Decreased adjusted earnings by $13 million:
•Recurring investment income decreased - lower yields on fixed income securities and mortgage loans and lower returns on our Chilean encaje within fair value option (“FVO”) securities, driven by an decrease in bond index returns
•Variable investment income decreased - lower income on bond prepayment fees and lower returns on private equity funds
•Other revenues decreased - settlement of foreign currency hedges
Largely offset by:
•Interest credited expenses decreased - lower average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $18 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales resulted in higher average invested assets in Mexico
Partially offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Notable Items - Decreased adjusted earnings by $79 million:
•Current period notable items - unfavorable impact of $4 million - actuarial assumption review and unfavorable impact of $71 million - tax adjustments related to the resolution of an industry-wide value-added tax matter in Mexico
•Prior period notable item - favorable impact of $4 million - actuarial assumption review

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $82 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $51 million:
•Mexican peso weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $21 million:
•Recurring investment income decreased - lower yields on fixed income securities and mortgage loans; partially offset by higher returns on our Chilean encaje within FVO securities, driven by an increase in bond index returns
•Other revenues decreased - settlement of foreign currency hedges
Partially offset by:
•Interest credited expenses decreased - lower average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $72 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales resulted in higher average invested assets in Mexico
Partially offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $16 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico in the prior period
Taxes - Increased adjusted earnings by $16 million:
•Income tax refund in Chile
•Tax adjustments in both periods - recurring tax item related to inflation and adjustments related to the filing of the tax returns in Chile and Mexico
Notable Items - Decreased adjusted earnings by $79 million:
•Current period notable items - unfavorable impact of $4 million - actuarial assumption review and unfavorable impact of $71 million - tax adjustments related to the resolution of an industry-wide value-added tax matter in Mexico
•Prior period notable item - favorable impact of $4 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2025 increased $72 million, or 11%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $59 million, or 9%, compared to the prior period primarily due to growth in our (i) corporate solutions business in the U.K., Egypt and the Gulf, (ii) credit life business in Turkey and Romania, and (iii) accident & health and ordinary life businesses across the region, as well as our pension business in Turkey.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$88	$70	$271	$224
Adjusted earnings on a constant currency basis	$88	$71	$271	$221

Adjusted premiums, fees and other revenues	$727	$655	$2,114	$1,896
Adjusted premiums, fees and other revenues on a constant currency basis	$727	$668	$2,114	$1,893
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $18 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $1 million
Market Factors - Increased adjusted earnings by $7 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $13 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the U.K. and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $6 million:
•Unfavorable change from refinements to certain insurance liabilities in both periods
Partially offset by:
•Favorable underwriting experience across the region
Expenses - Increased adjusted earnings by $5 million:
•An increase in adjusted premiums, fees, and other revenues exceeded the corresponding increase in expenses
Other - Decreased adjusted earnings by $7 million:
•Unfavorable change from reinsurance refinements in both periods
Notable Items - Increased adjusted earnings by $4 million on a reported basis:
•Current period notable item - unfavorable impact of $1 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $5 million - actuarial assumption review

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $47 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $3 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Partially offset by:
•Euro and British pound strengthened against the U.S. dollar
Market Factors - Increased adjusted earnings by $17 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $47 million:
•Increase in sales and business growth:
◦Credit life and pension businesses in Turkey
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the Gulf, the U.K. and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $16 million:
•Unfavorable change from refinements to certain insurance liabilities in both periods
•Unfavorable underwriting experience across the region
Other - Decreased adjusted earnings by $4 million:
• Unfavorable change from reinsurance refinements in both periods
Notable Items - Increased adjusted earnings by $4 million on a reported basis:
•Current period notable item - unfavorable impact of $1 million - actuarial assumption review
•Prior period notable item - unfavorable impact of $5 million - actuarial assumption review
MetLife Holdings
Business Overview. The MetLife Holdings segment principally consists of operations relating to products and businesses that we no longer actively market in the U.S. Adjusted premiums, fees and other revenues continue to decline from expected business run-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings	$203	$182	$501	$494

Adjusted premiums, fees and other revenues	$729	$793	$2,249	$2,457
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $21 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $30 million:
•Variable investment income increased - higher returns on private equity funds

Partially offset by:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower yields on fixed income securities, partially offset by higher income on real estate investments and higher yields on mortgage loans
Volume Growth - Decreased adjusted earnings by $10 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $19 million:
•Unfavorable morbidity in our long-term care business
•Unfavorable mortality - lower fees in our annuity business, partially offset by favorable mortality in our life business, primarily driven by lower claim volume
•Favorable reserve refinement in the prior period
Partially offset by:
•Lower dividend expense due to scale update
Expenses - Increased adjusted earnings by $19 million, consistent with business run-off
Notable Items - Increased adjusted earnings by $1 million:
•Current period notable item - favorable impact of $13 million - actuarial assumption review
•Prior period notable items - favorable impact of $12 million - actuarial assumption review and other insurance adjustments
Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $7 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $3 million:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower income on derivatives, partially offset by higher income on real estate investments, as well as higher yields on mortgage loans
Substantially offset by:
•Variable investment income increased - higher returns on mortgage loan funds
•Decrease in interest credited expenses on long-duration products
Volume Growth - Decreased adjusted earnings by $30 million, consistent with business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $2 million:
•Unfavorable morbidity experience in our long-term care business
•Unfavorable mortality - lower fees in our annuity business, largely offset by lower claim volume and severity in our life business
Largely offset by:
•Lower dividend expense due to scale update
•Unfavorable reserve refinements in the prior period
Expenses - Increased adjusted earnings by $37 million, consistent with business run-off
Notable Items - Increased adjusted earnings by $1 million:
•Current period notable item - favorable impact of $13 million - actuarial assumption review
•Prior period notable items - favorable impact of $12 million - actuarial assumption review and other insurance adjustments

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Adjusted earnings available to common shareholders	$(288)	$(249)	$(769)	$(710)

Adjusted premiums, fees and other revenues	$133	$92	$371	$309
The table below presents adjusted earnings available to common shareholders by source:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Business activities	$38	$20	$76	$56
Net investment income	74	96	225	290
Interest expense on debt	(271)	(256)	(798)	(776)
Corporate initiatives and projects	(11)	(8)	(34)	(21)
Other	(100)	(75)	(235)	(249)
Provision for income tax (expense) benefit and other tax-related items	48	41	160	158
Preferred stock dividends	(66)	(67)	(163)	(168)
Adjusted earnings available to common shareholders	$(288)	$(249)	$(769)	$(710)
Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Decreased $39 million primarily due to the following:
Business Activities - Increased adjusted earnings available to common shareholders by $14 million:
•Higher revenues in certain of our businesses
Net Investment Income - Decreased adjusted earnings available to common shareholders by $17 million:
•Recurring investment income decreased - lower yields on fixed income securities
Partially offset by:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on corporate debt funds
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $12 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in September 2024 and June 2025
Partially offset by:
•Senior note repayment at maturity in March 2025
Other - Decreased adjusted earnings available to common shareholders by $20 million:
•Higher market-related employee costs
•Higher corporate-related expenses

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Decreased $59 million primarily due to the following:
Business Activities - Increased adjusted earnings available to common shareholders by $16 million:
•Higher revenues in certain of our businesses
Net Investment Income - Decreased adjusted earnings available to common shareholders by $51 million:
•Recurring investment income decreased - lower yields on fixed income securities and lower average invested assets, partially offset by higher income on real estate investments
•Variable investment income decreased - lower returns on corporate debt funds and private equity funds, partially offset by higher returns on real estate funds
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $17 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in March 2024, June 2024, September 2024, and June 2025
Partially offset by:
•Senior note repayment at maturity in April 2024 and March 2025
•Decreased interest expense on surplus notes

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on the appropriate level of diversification and asset quality.
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
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures. “Reinsurance adjustments” relate to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents. Reinsurance adjustments, unless otherwise stated, have been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Notes 2 and 9 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for more information about Reinsurance adjustments and reinsurance, respectively.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	September 30, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$2,497	$790
Foreign corporate	1,626	405
Foreign government	614	355
Residential mortgage-backed securities (“RMBS”)	2,433	286
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	1,387	201
Commercial mortgage-backed securities (“CMBS”)	509	165
Municipals	403	111
U.S. government and agency	397	78
Total fixed maturity securities AFS	9,866	2,391
Net mortgage loans:
Commercial	734	82
Residential	713	3
Agricultural	823	—
Net mortgage loans	2,270	85
Other limited partnership interests	15	11
Other invested assets - derivatives	51	—
Other invested assets - other	10	—
Short-term investments, cash and cash equivalents	342	206
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$12,544	$2,693

Current Environment
As a global insurance company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions, acts of war and banking sector volatility continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings Available to Common Shareholders” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at September 30, 2025
Country	Sovereign (1)	Financial Services	Non-Financial Services	Total (2)
	(Dollars in millions)
Israel	$100	$37	$81	$218
Ukraine	18	—	2	20
Russian Federation	14	—	—	14
Total	$132	$37	$83	$252
Investment grade %	75.7%	100.0%	53.3%	71.9%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $311 million and $277 million, respectively, at September 30, 2025.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net investment income — GAAP	$6,089	$5,227	$16,635	$15,868
Investment hedge adjustments	100	129	305	477
Unit-linked investment income	(580)	(147)	(851)	(908)
Reinsurance adjustments	(177)	—	(267)	—
Other	8	(66)	33	(66)
Adjusted net investment income (1)	$5,440	$5,143	$15,855	$15,371
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.61%	$3,485	4.52%	$3,357	4.53%	$10,261	4.43%	$9,763
Net mortgage loans (3), (4)	5.22	1,009	5.32	1,097	5.18	3,091	5.29	3,293
Real estate and real estate joint ventures	1.83	63	1.67	57	3.09	317	(0.65)	(65)
Policy loans	5.76	115	5.72	116	5.59	335	5.57	339
Equity securities	3.46	4	3.47	4	3.98	16	4.79	18
Other limited partnership interests	11.89	431	2.45	87	7.22	775	6.62	713
Cash and short-term investments	4.36	239	5.23	257	4.32	695	5.06	712
Other invested assets	—	241	—	312	—	824	—	1,046
Investment income	4.99	5,587	4.75	5,287	4.85	16,314	4.77	15,819
Investment fees and expenses	(0.13)	(147)	(0.13)	(144)	(0.14)	(458)	(0.14)	(448)
Net investment income including divested businesses (5)	4.86%	5,440	4.62%	5,143	4.71%	15,856	4.63%	15,371
Less: net investment income from divested businesses (5)		—		—		1		—
Adjusted net investment income		$5,440		$5,143		$15,855		$15,371
__________________
(1)We calculate annualized yields using adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), mortgage loans originated for third parties, Reinsurance adjustments, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties and contractholder-directed equity securities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $99 million and $76 million for the three months ended September 30, 2025 and 2024, respectively, and $186 million and $183 million for the nine months ended September 30, 2025 and 2024, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.

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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	September 30, 2025		December 31, 2024
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$212,309	72.0%	$201,259	72.2%
Privately-placed	82,470	28.0	77,393	27.8
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$294,779	100.0%	$278,652	100.0%
Reinsurance adjustments	9,866		2,391
Total fixed maturity securities AFS	$304,645		$281,043
Percentage of cash and invested assets, excluding Reinsurance adjustments	62.5%		60.7%
Equity securities
Publicly traded	$557	70.7%	$474	66.6%
Privately-held	231	29.3	238	33.4
Total equity securities	$788	100.0%	$712	100.0%
Percentage of cash and invested assets, excluding Reinsurance adjustments	0.2%		0.2%
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

	September 30, 2025
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$14,797	5.0%	$475	60.3%
Level 2
Independent pricing sources	$248,497	84.3%	$78	9.9%
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$248,497	84.3%	$81	10.3%
Level 3
Independent pricing sources	$29,172	9.9%	$39	4.9%
Internal matrix pricing or discounted cash flow techniques	1,837	0.6	187	23.7
Independent broker quotations	476	0.2	6	0.8
Significant unobservable inputs	$31,485	10.7%	$232	29.4%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance adjustments	$294,779	100.0%	$788	100.0%
Reinsurance adjustments	9,866		—
Total fixed maturity securities AFS and equity securities at estimated fair value	$304,645		$788
See Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements for the fixed maturity securities AFS and equity securities fair value hierarchy; a rollforward of the fair value measurements for securities measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs; transfers into and/or out of Level 3; and further information about the valuation approaches and inputs by level by major classes of invested assets that affect the amounts reported above.
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at September 30, 2025: foreign corporate securities, U.S. corporate securities and RMBS. During the three months ended September 30, 2025, Level 3 fixed maturity securities AFS decreased by $214 million, or 0.7%. The decrease was driven by an increase in Reinsurance adjustments, offset by purchases in excess of sales. During the nine months ended September 30, 2025, Level 3 fixed maturity securities AFS decreased by $3.1 billion, or 8.9%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3 and an increase in Reinsurance adjustments, offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss).
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

		September 30, 2025				December 31, 2024
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$220,146	$(17,931)	$202,215	68.7%	$212,723	$(20,624)	$192,099	68.9%
Baa	2	81,909	(1,444)	80,465	27.3	79,308	(4,963)	74,345	26.7
Subtotal investment grade		302,055	(19,375)	282,680	96.0	292,031	(25,587)	266,444	95.6
Ba	3	8,264	100	8,364	2.8	8,834	(154)	8,680	3.1
B	4	3,393	(14)	3,379	1.1	3,279	(244)	3,035	1.1
Caa and lower	5	317	(59)	258	0.1	478	(53)	425	0.2
In or near default	6	115	(17)	98	—	106	(38)	68	—
Subtotal below investment grade		12,089	10	12,099	4.0	12,697	(489)	12,208	4.4
Total fixed maturity securities AFS, excluding Reinsurance adjustments		$314,144	$(19,365)	$294,779	100.0%	$304,728	$(26,076)	$278,652	100.0%
Reinsurance adjustments		10,441	(575)	9,866		2,533	(142)	2,391
Total fixed maturity securities AFS		$324,585	$(19,940)	$304,645		$307,261	$(26,218)	$281,043

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
September 30, 2025
U.S. corporate	$43,002	$34,061	$3,033	$1,456	$95	$73	$81,720
Foreign corporate	19,501	34,859	2,947	405	86	—	57,798
Foreign government	31,888	6,394	1,845	1,434	30	19	41,610
RMBS	39,465	1,606	181	26	11	3	41,292
U.S. government and agency	31,993	322	—	—	—	—	32,315
ABS & CLO	17,120	2,789	330	42	31	1	20,313
Municipals	10,069	391	26	—	—	—	10,486
CMBS	9,177	43	2	16	5	2	9,245
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$202,215	$80,465	$8,364	$3,379	$258	$98	$294,779
Percentage of total	68.7%	27.3%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance adjustments	6,631	3,032	181	18	4	—	9,866
Total fixed maturity securities AFS	$208,846	$83,497	$8,545	$3,397	$262	$98	$304,645
December 31, 2024
U.S. corporate	$40,319	$33,271	$3,458	$1,282	$222	$32	$78,584
Foreign corporate	18,419	31,264	3,157	375	124	15	53,354
Foreign government	31,927	5,078	1,529	1,302	46	13	39,895
RMBS	32,860	1,144	81	38	8	4	34,135
U.S. government and agency	32,982	368	—	—	—	—	33,350
ABS & CLO	16,927	2,993	405	38	25	2	20,390
Municipals	9,557	183	22	—	—	—	9,762
CMBS	9,108	44	28	—	—	2	9,182
Total fixed maturity securities AFS, excluding Reinsurance adjustments	$192,099	$74,345	$8,680	$3,035	$425	$68	$278,652
Percentage of total	68.9%	26.7%	3.1%	1.1%	0.2%	—%	100.0%
Reinsurance adjustments	1,592	783	10	—	6	—	2,391
Total fixed maturity securities AFS	$193,691	$75,128	$8,690	$3,035	$431	$68	$281,043

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either September 30, 2025 or December 31, 2024. The top 10 holdings comprised 1% of total investments at both September 30, 2025 and December 31, 2024. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	September 30, 2025		December 31, 2024
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,415	23.3%	$30,381	23.1%
Consumer (cyclical and non-cyclical)	28,108	20.1	26,823	20.3
Utility	26,509	19.0	25,029	19.0
Industrial (basic, capital goods and other)	15,376	11.0	14,681	11.1
Transportation	13,365	9.6	12,208	9.3
Communications	9,572	6.9	9,536	7.2
Energy	7,853	5.6	7,411	5.6
Technology	4,784	3.4	4,359	3.3
Other	1,536	1.1	1,510	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance adjustments	$139,518	100.0%	$131,938	100.0%
Reinsurance adjustments	4,123		1,195
Total U.S. and foreign corporate fixed maturity securities AFS	$143,641		$133,133
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $70.9 billion and $63.7 billion of Structured Products, at estimated fair value, at September 30, 2025 and December 31, 2024, respectively, as presented in the RMBS, ABS & CLO, and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$26,162	63.4%	$(562)	$21,568	63.2%	$(1,370)
Pass-through mortgage-backed securities	15,130	36.6	(806)	12,567	36.8	(1,294)
Total RMBS, excluding Reinsurance adjustments	$41,292	100.0%	$(1,368)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	2,433		(18)	286		1
Total RMBS	$43,725		$(1,386)	$34,421		$(2,663)
Risk profile
Agency	$25,766	62.4%	$(1,144)	$20,660	60.5%	$(2,058)
Non-Agency
Prime and prime investor	8,381	20.3	(155)	6,390	18.7	(374)
Non-qualified residential mortgage (“NQM”) and alternative (“Alt-A”)	1,947	4.7	6	1,699	5.0	(37)
Reperforming and sub-prime	3,289	8.0	(84)	3,579	10.5	(173)
Other (1)	1,909	4.6	9	1,807	5.3	(22)
Subtotal Non-Agency	15,526	37.6%	(224)	13,475	39.5%	(606)
Total RMBS, excluding Reinsurance adjustments	$41,292	100.0%	$(1,368)	$34,135	100.0%	$(2,664)
Reinsurance adjustments	2,433		(18)	286		1
Total RMBS	$43,725		$(1,386)	$34,421		$(2,663)
Ratings profile
Rated Aaa and Aa	$36,038	87.3%		$29,158	85.4%
Designated NAIC 1	$39,465	95.6%		$32,860	96.3%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS & CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	September 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,021	9.9%	$(6)	$1,938	9.5%	$(22)
Vehicle and equipment loans	945	4.7	7	1,328	6.5	(1)
Consumer loans	1,217	6.0	(5)	1,173	5.8	(34)
Credit card	1,014	5.0	14	1,122	5.5	7
Franchise	738	3.6	(16)	816	4.0	(35)
Student loans	919	4.5	(21)	671	3.3	(37)
Other (1)	6,359	31.3	(111)	6,197	30.4	(263)
Total	13,213	65.0%	(138)	13,245	65.0%	(385)
CLO (2)	7,100	35.0%	16	7,145	35.0%	11
Total ABS & CLO, excluding Reinsurance adjustments	$20,313	100.0%	$(122)	$20,390	100.0%	$(374)
Reinsurance adjustments	1,387		18	201		1
Total ABS & CLO	$21,700		$(104)	$20,591		$(373)
ABS ratings profile
Rated Aaa and Aa	$3,924	29.7%		$3,977	30.0%
Designated NAIC 1	$10,538	79.8%		$10,366	78.3%
CLO ratings profile
Rated Aaa and Aa	$5,263	74.1%		$5,313	74.4%
Designated NAIC 1	$6,605	93.0%		$6,386	89.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,187	45.2%		$9,290	45.6%
Designated NAIC 1	$17,143	84.4%		$16,752	82.2%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	September 30, 2025			December 31, 2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,513	48.8%	$(146)	$5,097	55.5%	$(325)
Single asset and single borrower	2,366	25.6	(43)	2,197	23.9	(75)
Agency	1,198	13.0	(105)	715	7.8	(116)
Commercial real estate collateralized loan obligations	208	2.2	—	249	2.7	(1)
Other	960	10.4	3	924	10.1	20
Total CMBS, excluding Reinsurance adjustments	$9,245	100.0%	$(291)	$9,182	100.0%	$(497)
Reinsurance adjustments	509		(1)	165		3
Total CMBS	$9,754		$(292)	$9,347		$(494)
Ratings profile
Rated Aaa and Aa	$7,447	80.6%		$7,467	81.3%
Designated NAIC 1	$9,177	99.3%		$9,108	99.2%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gains (losses) on sales and disposals of fixed maturity securities AFS at and for the nine months ended September 30, 2025.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.2 billion and $14.4 billion at September 30, 2025 and December 31, 2024, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Notes 1 and 11 of the Notes to the Consolidated Financial Statements included in the 2024 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $583 million and $433 million at September 30, 2025 and December 31, 2024, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $599 million and $443 million at September 30, 2025 and December 31, 2024, respectively.

Net Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. The Company originates and acquires mortgage loans and, in certain cases, transfers proportional rights to cash flows of certain mortgage loans to third parties under participation agreements, which are recorded as secured borrowings. The net mortgage loan information presented herein does not include mortgage loans originated for third parties and the related ACL. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for further information.
Net mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2025				December 31, 2024
Portfolio Segment	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost	Amortized Cost (1)	% of Total	ACL (1)	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$44,953	57.7%	$779	1.7%	$48,967	59.6%	$461	0.9%
Agricultural	18,045	23.1	85	0.5%	19,030	23.1	83	0.4%
Residential	14,968	19.2	206	1.4%	14,186	17.3	179	1.3%
Net mortgage loans, excluding Reinsurance adjustments	77,966	100.0%	1,070	1.4%	82,183	100.0%	723	0.9%
Reinsurance adjustments	2,295		25		85		—
Net mortgage loans	$80,261		$1,095		$82,268		$723
_________________
(1)Does not include mortgage loans originated for third parties of $6.8 billion at amortized cost ($6.5 billion commercial and $340 million agricultural) or the related ACL of $166 million at September 30, 2025, and $7.5 billion at amortized cost ($7.2 billion commercial and $283 million agricultural) or the related ACL of $77 million at December 31, 2024.
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our net commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Chile at September 30, 2025. The carrying values of our net commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 17%, 8% and 6%, respectively, of total net commercial and agricultural mortgage loans at September 30, 2025. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at September 30, 2025. The carrying values of our residential mortgage loans located in California, Florida and New York were 33%, 10% and 8%, respectively, of total residential mortgage loans at September 30, 2025.

Net Commercial Mortgage Loans by Geographic Region and Property Type. Net commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	September 30, 2025		December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,617	19.2%	$8,738	17.8%
Non-U.S.	7,555	16.8	7,901	16.1
Middle Atlantic	6,369	14.2	6,938	14.2
South Atlantic	5,321	11.8	5,890	12.0
West South Central	3,195	7.1	3,228	6.6
New England	2,340	5.2	2,680	5.5
Mountain	2,369	5.3	2,317	4.7
East North Central	1,398	3.1	1,453	3.0
East South Central	453	1.0	481	1.0
West North Central	405	0.9	410	0.8
Multi-Region and Other	6,931	15.4	8,931	18.3
Total amortized cost, excluding Reinsurance adjustments	$44,953	100.0%	$48,967	100.0%
Reinsurance adjustments	735		82
Total amortized cost	$45,688		$49,049
Less: ACL	780		461
Carrying value, net of ACL	$44,908		$48,588
Property Type
Office	$17,253	38.4%	$18,269	37.3%
Apartment	9,713	21.6	10,472	21.4
Retail	6,505	14.5	6,612	13.5
Single Family Rental	4,481	9.9	5,355	10.9
Industrial	3,764	8.4	4,999	10.2
Hotel	3,151	7.0	3,178	6.5
Other	86	0.2	82	0.2
Total amortized cost, excluding Reinsurance adjustments	44,953	100.0%	48,967	100.0%
Reinsurance adjustments	735		82
Total amortized cost	$45,688		$49,049
Less: ACL	780		461
Carrying value, net of ACL	$44,908		$48,588
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
Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on net mortgage loans by credit quality indicator. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for further information by performance indicator.

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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our net commercial mortgage loans, our average LTV ratio was 69% at both September 30, 2025 and December 31, 2024 and our average DSCR was 2.1x at both September 30, 2025 and December 31, 2024. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our net agricultural mortgage loans, our average LTV ratio was 45% and 46% at September 30, 2025 and December 31, 2024, respectively. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our net commercial mortgage loan portfolios totaling $45.0 billion at amortized cost at September 30, 2025 by key credit quality indicators of LTV and DSCR was as follows:

	September 30, 2025
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	50.0%	1.9%	1.3%	53.2%
65% - 75%	15.5%	1.9%	0.6%	18.0%
76% - 80%	3.9%	0.9%	0.2%	5.0%
>80%	13.6%	4.9%	5.3%	23.8%
Total	83.0%	9.6%	7.4%	100.0%
The distribution of our net agricultural mortgage loan portfolios totaling $18.0 billion at amortized cost at September 30, 2025 by the key credit quality indicator of LTV was as follows:

September 30, 2025
LTV	Total
<65%	92.1%
65% - 75%	7.2%
76% - 80%	0.3%
>80%	0.4%
Total	100.0%
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
The carrying value of our real estate investments was $13.9 billion and $13.3 billion at September 30, 2025 and December 31, 2024, respectively, or 3.0% and 2.9% of cash and invested assets at September 30, 2025 and December 31, 2024, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.7 billion unrealized gain position at September 30, 2025.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $18 million and $17 million for the nine months ended September 30, 2025 and 2024, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds. At September 30, 2025 and December 31, 2024, the carrying value of other limited partnership interests was $14.7 billion and $14.4 billion, respectively. Other limited partnership interests were 3.1% and 3.1% of cash and invested assets at September 30, 2025 and December 31, 2024, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2025		December 31, 2024
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,296	43.3%	$8,212	44.4%
Operating joint ventures	1,608	9.5	2,006	10.8
Company-owned life insurance policies	1,808	10.7	1,738	9.4
Annuities funding structured settlement claims	1,242	7.4	1,248	6.7
Direct financing leases	1,252	7.4	1,228	6.6
Tax credit and renewable energy partnerships	707	4.2	714	3.9
Federal Home Loan Bank of New York (“FHLBNY”) common stock	700	4.1	699	3.8
Leveraged leases	370	2.2	623	3.4
Funds withheld	486	2.9	433	2.3
Other	1,402	8.3	1,603	8.7
Total other invested assets, excluding Reinsurance adjustments	$16,871	100.0%	$18,504	100.0%
Reinsurance adjustments	61		—
Total other invested assets	$16,932		$18,504
Percentage of cash and invested assets, excluding Reinsurance adjustments	3.6%		4.0%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnerships, bank credit facilities, bridge loans and private corporate bond investments. See Note 21 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at September 30, 2025 and December 31, 2024. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 11 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Net Mortgage Loans,” “— Real Estate and Real Estate Joint Ventures” and “— Other Limited Partnership Interests.”

Derivatives
Overview
We are exposed to various risks relating to our ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. We use a variety of strategies to manage these risks, including the use of derivatives, such as market standard purchased and written credit default swap contracts. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for:
•A comprehensive description of the nature of our derivatives, including the strategies for which derivatives are used in managing various risks.
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2025 and December 31, 2024.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and nine months ended September 30, 2025 and 2024.
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

Liquidity and Capital Resources
Overview
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:
•Notes to the Interim Condensed Consolidated Financial Statements:
◦Note 3 (pending acquisition of PineBridge Investments);
◦Note 14 (senior note issuances and facility agreement for senior debt issuances);
◦Note 15 (subordinated debt issuance and changes to replacement capital covenants (“RCCs”) of junior subordinated debt securities); and
◦Note 16 (preferred stock, including redemption and the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations).
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
◦Note 18 (junior subordinated debt securities and the related RCCs); and
◦Note 19 (preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorizations).
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
Short-term Liquidity and Liquid Assets
An integral part of our liquidity management includes managing our level of liquid assets. At September 30, 2025 and December 31, 2024, our short-term liquidity position was $19.9 billion and $18.6 billion, respectively, and liquid assets were $181.6 billion and $172.8 billion, respectively.
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

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$10,016	$9,987
Net change in PABs	5,788	2,535
Long-term debt issued	743	1,547
Subordinated debt securities issued	1,000	—
Other, net	—	140
Effect of change in foreign currency exchange rates on cash and cash equivalents	309	—
Total sources	17,856	14,209
Uses:
Investing activities, net	11,321	6,129
Net change in payables for collateral under securities loaned and other transactions	90	394
Long-term debt repaid	609	1,742
Collateral financing arrangement repaid	78	108
Derivatives with certain financing elements and other derivative-related transactions, net	132	41
Net change in mortgage loan secured financing	526	431
Treasury stock acquired in connection with share repurchases	2,423	2,801
Redemption of preferred stock	988	—
Preferred stock redemption premium	12	—
Dividends on preferred stock	163	168
Dividends on common stock	1,134	1,149
Other, net	215	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	120
Total uses	17,691	13,083
Net increase (decrease) in cash and cash equivalents	$165	$1,126
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
Credit and Committed Facilities
At September 30, 2025, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at September 30, 2025 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$298	$—	$2,702

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,896	2,465	—	431
Total Committed Facilities	$3,246	$2,815	$—	$431
Outstanding Debt
The following table summarizes our outstanding debt at:

	September 30, 2025	December 31, 2024
	(In millions)
Short-term debt (1)	$378	$465
Long-term debt (2)	$15,300	$15,086
Collateral financing arrangement	$398	$476
Subordinated debt securities (3)	$4,154	$3,164
__________________
(1)This is all short-term debt that is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $359 million and $348 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at September 30, 2025 and December 31, 2024, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in March 2025. See Note 15 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2025.
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
For the nine months ended September 30, 2025 and 2024, MetLife, Inc. paid dividends on its preferred stock of $163 million and $168 million, respectively. For both the nine months ended September 30, 2025 and 2024, MetLife, Inc. paid dividends on its common stock of $1.1 billion.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Net Mortgage Loans.”

Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In the MetLife Holdings segment, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2025 and 2024, general account surrenders and withdrawals from annuity products were $1.0 billion and $1.3 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2025, there were funding agreements totaling $127 million that could be put back to the Company.
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
Liquid Assets
At September 30, 2025 and December 31, 2024, MetLife holding companies had $4.9 billion and $5.1 billion, respectively, in liquid assets. Of these amounts, $3.4 billion and $4.2 billion were held by MetLife, Inc. and $1.5 billion and $944 million were held by other MetLife holding companies at September 30, 2025 and December 31, 2024, respectively. Liquid assets include cash and cash equivalents, short-term investments and publicly traded securities, excluding assets that are pledged or otherwise committed. Assets pledged or otherwise committed include amounts received in connection with derivatives and the collateral financing arrangement.
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
The table below sets forth the dividends permitted to be paid in 2025 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2025:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$2,185	$2,732
American Life Insurance Company	$200	$751
Metropolitan Tower Life Insurance Company	$760	$358
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2025, MetLife, Inc. also received from certain other subsidiaries cash dividends totaling $188 million, as well as cash returns of capital of $12 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2025	December 31, 2024
	(In millions)
Long-term debt — unaffiliated	$14,634	$14,431
Long-term debt — affiliated (1)	$1,524	$1,447
Subordinated debt securities	$3,460	$2,470
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
Affiliated Capital and Debt Transactions
For the nine months ended September 30, 2025 and 2024, MetLife, Inc. invested a net amount of $25 million and $224 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $135 million and $285 million at September 30, 2025 and December 31, 2024, respectively. In September 2025, loans totaling $210 million were repaid ahead of their scheduled maturities.
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
Adjusted earnings and related measures:
•adjusted earnings;
•adjusted earnings available to common shareholders; and
•adjusted earnings available to common shareholders, on a constant currency basis.
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
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s adjusted common stockholders’ equity: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses) and defined benefit plans adjustment components of accumulated other comprehensive income (loss) (“AOCI”) and the estimated fair value of certain ceded reinsurance-related embedded derivatives, all net of income tax.
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
Subsequent Events
See Note 22 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 — July 31, 2025	1,824,638	$78.37	1,824,638	$2,860,966,829
August 1 — August 31, 2025	2,452,867	$78.68	2,452,867	$2,667,967,523
September 1 — September 30, 2025	2,058,972	$80.38	2,058,972	$2,502,468,107
Total	6,336,477		6,336,477
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In April 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At September 30, 2025, MetLife, Inc. had $2.5 billion of common stock repurchases remaining under its authorization. Neither the authorization remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. For more information on our common stock authorizations and common stock repurchases, including the excise tax payable in connection therewith, see Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2024 Annual Report.
Purchases of MetLife, Inc. preferred stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2025	—	$—	—	$—
August 1 — August 31, 2025	—	$—	—	$—
September 1 — September 30, 2025	1,000,000	$1,000.00	1,000,000	$—
Total	1,000,000		1,000,000
__________________
(1)In September 2025, MetLife, Inc. delivered a notice of redemption to the holders of its 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, liquidation preference of $1,000 per share (“Series G preferred stock”), pursuant to which it would redeem 1,000,000 shares of Series G preferred stock at a redemption price of $1,000 per share. All outstanding shares of Series G preferred stock were redeemed on the dividend payment date of September 15, 2025 for an aggregate redemption price of $1.0 billion in cash. See Note 16 of the Notes to the Interim Condensed Consolidated Financial Statements.

Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

		Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

3.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.12	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K	001-15787	3.1	June 29, 2021

3.1.13	Certificate of Elimination of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of State of Delaware, on October 14, 2025.	8-K	001-15787	3.1	October 14, 2025

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).	X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	CSRD	Corporate Sustainability Reporting Directive
ABO	Accumulated Benefit Obligations	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	DAC	Deferred Policy Acquisition Costs
ACL	Allowance For Credit Loss	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
AD&D	Accidental Death and Dismemberment	Delaware Commissioner	Delaware Commissioner of Insurance
AFS	Available-For-Sale	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AI	Artificial Intelligence	DOL	U.S. Department of Labor
ALM	Asset/Liability Management	DPL	Deferred Profit Liability
Alt-A	Alternative Residential Mortgage Loans	DSCR	Debt Service Coverage Ratios
American Life	American Life Insurance Company	EEA	European Economic Area
AOCI	Accumulated Other Comprehensive Income (Loss)	EMEA	Europe, the Middle East And Africa
APBO	Accumulated Postretirement Benefit Obligation	ERC	Enterprise Risk Committee
ASO	Administrative Services-Only	ERISA	Employee Retirement Income Security Act of 1974
ASU	Accounting Standards Update	ERM	Enterprise Risk Management
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ESG	Environmental, Social and Governance
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	EU	European Union
CBIRC	The China Banking and Insurance Regulatory Commission	EU AI Act	European Union’s Artificial Intelligence Act
CCPA	California Consumer Privacy Act	Exchange Act	Securities Exchange Act of 1934
CEO	Chief Executive Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFO	Chief Financial Officer	FASB	Financial Accounting Standards Board
CFPB	Consumer Financial Protection Bureau	FCTA	Foreign Currency Translation Adjustments
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
CISO	Chief Information Security Officer	Federal Reserve Board	Board of Governors of the Federal Reserve System
CLOs	Collateralized Loan Obligations	FHLBNY	Federal Home Loan Bank of New York
CMBS	Commercial Mortgage-Backed Securities	FINRA	Financial Industry Regulatory Authority
CODM	Chief Operating Decision Maker	FIO	Federal Insurance Office
Committed Facilities	Credit Facility, as well as certain committed facilities	Fitch	Fitch Ratings Inc.
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	FPB	Future Policy Benefits
Credit Facility	Unsecured revolving credit facility	FSA	Financial Services Agency
CRO	Chief Risk Officer	FSB	Financial Stability Board
C-ROSS	China Risk Oriented Solvency System	FSOC	Financial Stability Oversight Council

FVO	Fair Value Option	Moody’s	Moody’s Investors Service, Inc.
GAAP	Accounting principles generally accepted in the United States of America	MoRe	Missouri Reinsurance, Inc.
GCC	Group Capital Calculation	MrB	MetLife Reinsurance Company of Bermuda, Ltd.
GDPR	General Data Protection Regulation	MRB	Market Risk Benefit
General Atlantic	General Atlantic, L.P.	MRC	MetLife Reinsurance Company of Charleston
GHG	Greenhouse Gas	MrH	MetLife Reinsurance Company of Hamilton, Ltd.
GICs	Guaranteed Interest Contracts	MRV	MetLife Reinsurance Company of Vermont
GILTI	Global Intangible Low-Taxed Income	MSS	MetLife Services and Solutions, LLC
Global Atlantic	Global Atlantic Financial Group	MTL	Metropolitan Tower Life Insurance Company
GMABs	Guaranteed Minimum Accumulation Benefits	NAIC	National Association of Insurance Commissioners
GMCR	Guaranteed Minimum Crediting Rates	NAV	Net Asset Value
GMDBs	Guaranteed Minimum Death Benefits	Nebraska Director	Director of the Nebraska Department of Insurance
GMIBs	Guaranteed Minimum Income Benefits	NFRA	National Financial Regulatory Administration
GMWBs	Guaranteed Minimum Withdrawal Benefits	NGEs	Non-Guaranteed Elements
GMXBs	Guaranteed Minimum Benefits	NIFO	Net investment in a foreign operation
IAIGs	Internationally Active Insurance Groups	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
IAIS	International Association of Insurance Supervisors	NPR	Net Premium Ratio
IBNP	Incurred But Not Paid	NQM	Non-Qualified Residential Mortgage
IBNR	Incurred But Not Reported	NRSRO	Nationally Recognized Statistical Rating Organizations
IMR	Interest Maintenance Reserve	NYDFS	New York State Department of Financial Services
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	OCI	Other Comprehensive Income (Loss)
IRS	Internal Revenue Service	OLPI	Other Limited Partnership Interests
LDTI	Long-Duration Targeted Improvements	ORSA	Own Risk and Solvency Assessment
LDTI Transition Date	January 1, 2021	OTC	Over-the-Counter
LIBOR	London Interbank Offered Rate	OTC-bilateral	Bilateral contracts between two counterparties
LTV	Loan-To-Value	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	PABs	Policyholder Account Balances
MetLife Poland and Greece	Wholly-owned subsidiaries in Poland and Greece	PBO	Projected Benefit Obligation
MIM	MetLife Investment Management, LLC and certain of its affiliates	PCAOB	Public Company Accounting Oversight Board
MLIC	Metropolitan Life Insurance Company	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
PineBridge	PineBridge Investments	SSG	Structured Securities Group
PNB MetLife	PNB MetLife India Insurance Company Limited	Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio

PTE	Prohibited Transaction Exemption	Statutory Codification	Codification of Statutory Accounting Principles
RBC	Risk-Based Capital	Structured Products	RMBS, ABS & CLO and CMBS
RCCs	Replacement Capital Covenants	Superintendent	New York Superintendent of Financial Services
REJV	Real Estate Joint Ventures	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
RIS	Retirement and Income Solutions	TRRs	Total Rate of Return Swaps
RMBS	Residential Mortgage-Backed Securities	U.K.	United Kingdom
ROU	Right-of-Use	U.S.	United States
S&P	Standard & Poor’s Global Ratings	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
SCL	Special Considerations Letter	Unit-linked and FVO Securities	Contractholder-directed equity securities and Fair Value Option securities
SEC	U.S. Securities and Exchange Commission	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders	UREV	Unearned Revenue
Series A preferred stock	Non-Cumulative Preferred Stock, Series A	VIEs	Variable Interest Entities
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	VM	Valuation Manual
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	VOBA	Value of Business Acquired
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	VOCRA	Value of Customer Relationships Acquired
Series G preferred stock	3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	VODA	Value of Distribution Agreements
SOFR	Secured Overnight Financing Rate

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METLIFE, INC.

By:	/s/ Adrienne O’Neill
Name: Adrienne O’Neill Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 6, 2025