Form 10-K
period 2025-12-31
METLIFE INC
filed 2026-02-19
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2025 was approximately $53.6 billion.
At February 12, 2026, 652,053,867 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 16, 2026, to be filed by the registrant with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the year ended December 31, 2025.

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
Many factors determine Company results, and they involve unpredictable risks and uncertainties. Our forward-looking statements depend on our assumptions, our expectations, and our understanding of the economic environment, but they may be inaccurate and may change. We do not guarantee any future performance. Our results could differ materially from those we express or imply in forward-looking statements. The risks, uncertainties and other factors identified in MetLife, Inc.’s filings with the U.S. Securities and Exchange Commission, and others, may cause such differences. These factors include:
(1) economic condition difficulties, including risks relating to interest rates, the effects of announced or future tariff increases on the global economy, credit spreads, declining equity or debt markets, changes in the value of assets under management, real estate, obligors and counterparties, government default or shutdown, currency exchange rates, derivatives, climate change, public health, terrorism and security;
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
(10) unsuccessful efforts to meet all sustainability standards or to enhance our sustainability;
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
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. We hold leading market positions in the United States (“U.S.”), Asia, Latin America, Europe and the Middle East. We are also one of the largest institutional investors in the U.S. with a general account portfolio invested primarily in fixed income securities (corporate, structured products, municipals, and government and agency) and mortgage loans, as well as real estate, real estate joint ventures (“REJVs”), other limited partnerships and equity securities.
We believe that our trusted global brand, diversified and resilient business, and position as a leader in attractive markets are the powers of our business. Over the next four years we will continue to execute on our New Frontier strategy, which was designed to accelerate growth across our global platform while delivering attractive returns and all-weather performance. New Frontier builds upon the success of our Next Horizon strategy, which we implemented in 2019, with an aim to focus, simplify and differentiate the Company.
Under our New Frontier strategy, we intend to leverage the Company’s strengths to prioritize growth across four key areas of opportunity:

•Extend our leadership in Group Benefits;

•Capitalize on our unique retirement platform;

•Accelerate our growth in asset management; and

•Expand in high growth international markets.
In the fourth quarter of 2025, MetLife executed a reorganization to align with its strategic initiative to accelerate growth in asset management. As part of this reorganization, the Company adjusted its segment structure. MetLife Investment Management, the Company’s institutional asset management business (“MIM”), which was previously reported in Corporate & Other, became a reportable segment. MetLife Holdings was removed as a reportable segment, and its business is now primarily reported in Corporate & Other. These changes were applied retrospectively for all years presented. Additionally, certain products formerly reported in MetLife Holdings have been moved to Group Benefits and Retirement and Income Solutions (“RIS”). This change was applied only for the year ended December 31, 2025. The foregoing changes did not impact prior period consolidated net income (loss) or consolidated adjusted earnings, and are collectively referred to as the “Strategic Reorganization.” As a result of the Strategic Reorganization, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See “— Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.

MetLife

Group Benefits	RIS	Asia	Latin America	EMEA	MIM

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
Our Group Benefits segment quarterly claims experience may vary, as seasonal illnesses affect mortality and morbidity, and due to utilization rate fluctuation in our non-medical health businesses. Annual benefit renewal implementation, enrollment, and marketing costs normally elevate expenses for the Group Benefits segment in the fourth quarter.

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

Retirement and Income Solutions
Our RIS segment, based in the U.S., provides funding and financing solutions that help institutional customers mitigate and manage liabilities primarily associated with their employee benefit programs using a spectrum of life and annuity-based insurance and investment products. See Note 9 of the Notes to the Consolidated Financial Statements for information on reinsurance transactions related to certain of these products.
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

• Private floating rate funding agreements are generally privately placed, unregistered investment contracts issued as general account obligations with interest credited based on a specified rate or an agreed upon short-term benchmark rate. These agreements are used for money market funds, securities lending cash collateral portfolios and short-term investment funds.

Annuities	Pension Risk Transfers
General account and separate account annuities are offered in connection with defined benefit pension plans which include single premium buyouts and buy-ins allowing for full or partial transfers of pension liabilities.

• General account annuities include non-participating group contract benefits purchased for retired or active employees covered under terminating or ongoing pension plans.

• Separate account annuities include both participating and non-participating group contract benefits. Participating contract benefits are purchased for retired, terminated, or active employees covered under active or terminated pension plans. The assets supporting the guaranteed benefits for each contract are held in a separate account, however, the Company fully guarantees all benefit payments. Non-participating contracts have economic features similar to our general account products, but offer the added protection of an insulated separate account. Under accounting principles generally accepted in the United States of America (“GAAP”), these annuity contracts are treated as general account products.

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

	Group Deferred Annuities	Group fixed and variable deferred annuities generally offered in connection with defined contribution retirement plans for not-for-profit organizations.

Risk Solutions	Longevity Reinsurance Solutions
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

	Indexed-Linked Annuities	Assumed indexed-linked annuities which allow the contractholder to participate in returns from equity indices.
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

• Funding agreement-backed commercial paper is issued by a special-purpose limited liability company which deposits the proceeds under a master funding agreement issued to it by Metropolitan Life Insurance Company (“MLIC”) or Metropolitan Tower Life Insurance Company (“MTL”). The commercial paper is issued in U.S. dollars or foreign currencies, receives the same short-term credit rating as MLIC or MTL, as applicable, and is marketed by major investment banks’ broker-dealer operations.

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
Latin America
Our largest operations in Latin America are in Mexico and Chile. We market our products and services through a multi-channel distribution strategy which varies by geographic region and stage of market development.
We have an exclusive and captive agency distribution network which sells a variety of individual life, accident & health, and pension products. Our direct marketing channel includes sponsors and digital sales, offering mainly accident & health and individual life products directly to consumers. We also work with brokers and independent agents on sales of group and individual life, accident & health, group medical, dental and pension products, and worksite marketing. We also offer to government employees life and medical insurance, as well as retirement and savings, and other products.

Major Products
Life Insurance	Whole and term life, endowments, universal and variable life, as well as group life products.
Retirement and Savings	Fixed annuities and pension products. Fixed income annuities provide for asset distribution needs. Our savings-oriented pension products are primarily offered in Chile.
Accident & Health Insurance	Group and individual major medical, accidental, and supplemental health products, including AD&D, hospital indemnity, medical reimbursement, and medical coverage for serious medical conditions, as well as dental products.
Credit Insurance	Policies designed to fulfill certain loan obligations in the event of the policyholder’s death.
EMEA
We operate across EMEA in both developed (Western Europe) and emerging (Central and Eastern Europe, Middle East and Africa) markets. Our largest operations are in the Gulf region, the U.K., Turkey and France. In more mature markets, we focus our strategy on our preferred market segments to play a “niche” role. We also have a strong market presence in emerging markets, leveraging a multi-channel distribution strategy.
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
MetLife Investment Management
MIM provides asset management and advisory services to institutional investors worldwide in public and private fixed income, real estate, equity, alternatives, multi-asset solutions and insurance solutions. MIM also manages investments for the Company's general account.
On December 30, 2025, MIM completed the acquisition of PineBridge Investments (“PineBridge”), a global asset manager. This acquisition supports MetLife’s New Frontier strategy to accelerate growth in asset management by adding significant scale and broadening our global product offerings and distribution reach. See Note 3 of the Notes to the Consolidated Financial Statements for further information on the acquisition of PineBridge.
We distribute our products and services primarily through our proprietary institutional client sales force and institutional client service teams for each major asset strategy.
Products, investment structures and services offered include separately managed accounts, open-ended and close-ended funds, and other commingled investment vehicles, as well as insurance solutions services and asset advisory services. Our institutional clients include insurance companies, pension plans (including corporate and public plans and those under the Taft-Hartley Act) and defined contribution plans, intermediaries (including sub-advisory relationships), sovereign wealth funds, health service organizations, endowments, foundations, non-profits, family offices, high net worth clients, fund of funds, funds, retail clients, supranationals and central authorities.

Major Capabilities
Public Fixed Income
Global active asset management services across the diverse public fixed income markets. Strategies available include core based, core insurance, corporate, emerging market debt, global credit, inflation protected securities, index strategies, Japan credit, leveraged finance, long duration & liability driven investment strategies, multi-sector, preferred securities, securitized products, short & intermediate duration, stable value and sustainable & transition finance.

Private Fixed Income
Global private credit solutions across the risk spectrum. Credit profiles available include both investment grade and high yield. Strategies available include corporate private credit, infrastructure debt, private asset based finance, residential whole loans, single family rental financing and sustainable & transition finance.

Real Estate
Broad range of real estate debt and equity investment strategies. Strategies available include agricultural mortgage loans, European value-add opportunistic equity, U.S. core debt & equity, U.S. core plus debt & equity and U.S. value-add opportunistic debt & equity.

Equity
Array of global, regional and country-specific actively managed equity asset management solutions. Strategies available include Asia excluding Japan (all cap & small cap), China, Europe, Europe research enhanced, global emerging market focus, global focus, Hong Kong, index strategies, India, Japan (all cap & small cap), Latin America, Taiwan, U.S. research enhanced core, U.S. research enhanced plus, U.S. research enhanced value, U.S. small cap core, U.S. small cap value and U.S. small-mid cap value.

Alternatives
Global private equity and middle market private debt investment strategies. Capabilities available include private equity solutions across a broad range of geographies and strategies and middle market direct lending including privately-placed senior, unitranche and second lien debt and mezzanine debt.

Multi-Asset Solutions
Public and private multi-asset class dynamic asset management that adjusts allocations to changing market conditions and evolving risk/return considerations. Strategies available include absolute return and relative return and total return.

Insurance Solutions
Comprehensive suite of advisory services to institutional clients enabling them to develop tailored investment strategies to meet their unique investment objectives. Strategies available include asset/liability modeling, customized portfolio solutions, derivative solutions, portfolio optimization, portfolio construction and strategic & tactical asset allocation.

Corporate & Other
Corporate & Other contains various run-off and developing businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to asset management fees and loans bearing interest rates commensurate with related borrowings).
The run-off businesses principally consist of operations relating to products and businesses that we no longer actively market in the U.S. and were reported in the Company’s former MetLife Holdings segment. These products include: (i) variable, universal and term life insurance, (ii) whole life insurance, (iii) fixed and variable annuities, as well as the related guarantees, (iv) in-force block of assumed variable annuity guarantees from a third party, and (v) long-term care insurance, which offers protection against the potentially high costs of long-term health care services. See Note 9 of the Notes to the Consolidated Financial Statements for information on reinsurance transactions related to certain of these products.
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
U.S. state insurance laws and regulations require certain MetLife entities to submit an annual opinion and memorandum of a qualified actuary. In this document, the qualified actuary states that the statutory reserves and related actuarial amounts recorded in support of specified policies and contracts, and the assets supporting such statutory reserves and related actuarial amounts, adequately provide for the anticipated cash flow required to meet contractual obligations and related expenses.
Insurance regulators in many of the non-U.S. jurisdictions in which we operate require certain MetLife entities to prepare and submit a sufficiency analysis of the reserves presented in the locally required regulatory financial statements. See “— Regulation — State Insurance Regulation — Reserves and Asset Adequacy Analysis.”
Underwriting and Pricing
We use a variety of underwriting and pricing management controls. Our Global Risk Management department develops product pricing standards and provides independent pricing and underwriting oversight for MetLife’s insurance businesses. We also regularly conduct experience studies to monitor assumptions against expectations, impose formal new product approval processes, periodically update product profitability studies, and use reinsurance to manage our exposures, as appropriate. See “— Reinsurance Activity.”
Underwriting
Our underwriters and actuaries use detailed underwriting policies, guidelines and procedures to assess and quantify insurance risks, and determine the type and the amount of risk we are willing to accept.
Insurance underwriters consider an applicant’s medical history and other factors such as financial profile, foreign travel, vocations and alcohol, drug and tobacco use. Group insurance underwriters generally evaluate the risk characteristics of the prospective insured group, but may underwrite members of a group on an individual basis for certain voluntary products and coverages. Our own employees generally perform our underwriting, but intermediaries review certain policies under guidelines established by us. Generally, we are not obligated to accept any risk or group of risks from, or to issue a policy or group of policies to, any employer or intermediary. We review requests for coverage on their merits and issue policies only after we have examined and approved the particular risk or group of risks under our underwriting guidelines.
We continually review our underwriting to maintain high standards of quality and consistency. Our reinsurers generally have the right to audit our underwriting.
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
Our pricing of certain products may include prospective and retrospective experience rating features. For prospective experience rating, we evaluate past experience to determine future premium rates, and we bear all prior year gains and losses. For retrospective experience rating, we evaluate past experience to determine our cost of providing insurance for the customer in light of any features that allow us to recoup certain losses or distribute certain gains back to the policyholder based on prior years’ experience.
We continually review our pricing guidelines in light of applicable regulations and to ensure that our policies remain competitive, support our marketing strategies and profitability goals, and otherwise remain appropriate.

Reinsurance Activity
We enter into reinsurance agreements both as a purchaser of reinsurance for our various insurance products and also as a provider of reinsurance for pension, annuity and insurance products issued by third parties. We purchase reinsurance in order to limit losses, minimize exposure to significant risks, and provide additional capacity for future growth. Our reinsurance covers individual risks, group risks, or defined blocks of business, primarily on a coinsurance, yearly renewable term, excess, or catastrophe excess basis. The extent of our retained risks depends on our risk evaluation, subject, in certain circumstances, to maximum retention limits based on our risk appetite. We also cede first dollar mortality risk under certain contracts. We reinsure both mortality and other risks. We obtain reinsurance for capital requirement purposes and when its expected economic impact makes it appropriate to do so.
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
Regulation
Overview
In the U.S., state regulators primarily regulate our life insurance companies, with additional federal regulation of some of our products and services. The insurance holding company laws of various U.S. jurisdictions apply to MetLife, Inc. and its U.S. insurance subsidiaries. Furthermore, consumer protection laws, big data, artificial intelligence (“AI”), cybersecurity, privacy and data protection, anti-money laundering, securities, commodities, broker-dealer and investment adviser regulations, environmental and unclaimed property laws and regulations, and the Employee Retirement Income Security Act of 1974 (“ERISA”) also apply to some of MetLife’s operations, products and services.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) increased the federal role in regulating businesses such as ours, including in the following ways:
•The Financial Stability Oversight Council (“FSOC”) may designate certain financial companies that pose a threat to U.S. financial stability as non-bank systemically important financial institutions (“non-bank SIFIs”) subject to supervision by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York.
•The Federal Insurance Office (“FIO”) within the Department of the U.S. Treasury (“U.S. Treasury”) may participate in the negotiations of international insurance agreements with foreign regulators for the U.S., collect information about the insurance industry, and recommend prudential standards.
•If an entity such as MetLife, Inc. or another non-insurance financial institution faces insolvency or threat of default significantly impacting U.S. financial stability, the Federal Deposit Insurance Corporation (“FDIC”) could liquidate it as a receiver. In that case, the Bankruptcy Code, which ordinarily governs liquidations, would not apply. The FDIC’s purpose would be mitigating the systemic risks the institution’s failure poses, rather than adhering to traditional bankruptcy objectives, possibly resulting in different creditor treatment. However, state insurance laws would continue to apply to an insurance company resolution.
•Dodd-Frank provisions may also affect the investments and investment activities of MetLife, Inc. and its subsidiaries, including imposing federal regulation of such activities.

In 2023, the FSOC adopted final guidance establishing a new process for designating certain financial companies as non-bank SIFIs. This revised approach evaluates risk factors such as leverage, liquidity risk and maturity mismatch, interconnections, operational risks, complexity, or opacity, inadequate risk management, concentration, and destabilizing activities, regardless of whether those risks arise from activities, firms, or otherwise. Under the guidance, the FSOC is no longer required to conduct a cost-benefit analysis and an assessment of the likelihood of a non-bank financial company’s material financial distress before considering the designation of the company. The revised process could have the effect of simplifying and shortening the FSOC’s procedures for designating certain financial companies as non-bank SIFIs, thereby subjecting such companies to additional supervision, examination, and regulation. Any such designation would create uncertainties for the non-bank financial company regarding the likelihood, frequency or impact of any formal or informal regulatory or supervisory actions or inquiries; the scope of applicable regulatory or supervisory requirements or restrictions and the related compliance measures and internal controls; and the permissibility of certain activities or transactions. It is difficult to predict the potential impact of these changes.
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
Each of our insurance subsidiaries must file reports, generally including detailed annual financial statements, with insurance regulators in each jurisdiction where it does business. Such authorities will periodically examine their books, records, accounts, and business practices. In 2019, MetLife entered into a consent order with the New York State Department of Financial Services (“NYDFS”) relating to unclaimed property following an open market conduct quinquennial exam, under which it paid a fine and customer restitution, and submitted remediation plans for approval. Except for this consent order and other items as described in Note 24 of the Notes to the Consolidated Financial Statements, during the years ended December 31, 2025, 2024 and 2023, MetLife did not receive any material adverse findings resulting from state insurance department examinations of its insurance subsidiaries.

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
Restrictions on Dividends and Certain Transactions
State insurance statutes typically restrict the dividends or other distributions an insurance company subsidiary may pay to its parent company and limit transactions between an insurer and its affiliates. Dividends exceeding prescribed limits and certain transactions above a specified size between an insurer and its affiliates require domiciliary insurance regulator approval. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquidity and Capital Sources and Uses — Dividends from Subsidiaries.” See also “Dividend Restrictions” in Note 19 of the Notes to the Consolidated Financial Statements for further information regarding such limitations.
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
We calculate our internally defined “Statement-Based Combined RBC Ratio” by dividing the sum of total adjusted capital for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life Insurance Company (“American Life”), by the sum of company action level RBC for such subsidiaries, including annual Special Considerations Letters (“SCL"), as discussed below. Our Statement-Based Combined RBC Ratio was in excess of 350% and in excess of 360% at December 31, 2025 and 2024, respectively. By contrast, we calculate an “NAIC-Based Combined RBC Ratio” based on such subsidiaries’ statutory-based financial statements and NAIC capital and reserving standards. This NAIC-Based Combined RBC Ratio was in excess of 370% and in excess of 380% at December 31, 2025 and 2024, respectively.
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
•Bond Project. The NAIC adopted a new, principles-based definition of a bond that became effective in certain statutory accounting guidance as of January 1, 2025. This resulted in new reporting and disclosure requirements, and led to categorical changes associated with these investments in the regulatory reports. These changes did not have a material impact on RBC.
•RBC Task Force. In early 2025, the NAIC created a new Risk-Based Capital Model Governance (EX) Task Force (the “RBC Task Force”), charged with oversight and governance of the RBC framework and which, in December 2025, adopted guiding principles that address the purpose and use of, and standards for maintaining and updating, RBC. In 2026, the RBC Task Force is also undertaking to identify gaps in the RBC framework that could pose a risk to regulators’ assessment of solvency and developing a governance process for adjustments to RBC.

•Interest Maintenance Reserve. In 2023, the NAIC adopted an interim solution with regard to the treatment of an insurer’s negative interest maintenance reserve (“IMR”) balance, which may occur in a rising interest rate environment and can impact how accurately the insurer’s surplus and financial strength are captured in its statutory financial statements due to lower surplus and RBC ratios. The NAIC’s interim statutory accounting guidance, which is effective until December 31, 2026, permits an insurer with a company action level RBC ratio greater than 150% (or an authorized control level RBC ratio greater than 300%) to admit negative IMR for an amount up to 10% of its general account capital and surplus, subject to certain restrictions and reporting obligations. These interim changes had an immaterial impact on our RBC. The NAIC is developing a long-term solution for the accounting treatment of negative IMR.
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
Investments
State insurance laws and regulations limit how much our U.S. insurance subsidiaries can invest in certain asset categories, such as below investment grade fixed income securities, real estate and REJVs, other equity investments, and derivatives, and require diversification of investment portfolios. Investments exceeding regulatory limitations are not admitted for purposes of measuring surplus. In some instances, laws require us to divest any non-qualifying investments.
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
Reserves and Asset Adequacy Analysis
The NAIC’s valuation manual (“VM”) contains a principle-based approach to the calculation of life insurance reserves. Principle-based reserving (“PBR”), which is designed to better address reserving for life insurance and annuity products, has been adopted by all states.
In August 2025, the NAIC adopted a PBR framework for non-variable annuities, similar to Section VM-20 for life insurance businesses and Section and VM-21 for variable annuities, located in Section VM-22 of the NAIC Valuation Manual (“VM-22”). The framework for non-variable annuities applies to new issues for valuation dates on or after January 1, 2026 and companies have a three-year optional implementation period before the VM-22 PBR requirements become mandatory to all applicable blocks of business. The ultimate financial impact from PBR on MetLife is uncertain, but could result in less predictable reserve and capital levels for these products.
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
Certain Non-U.S. Regulations
Regulators supervise our non-U.S. insurance, investment, and pension businesses through periodic examinations of insurance company books and records, financial reporting requirements, market conduct examinations and policy filing requirements. Compliance with regulations adopted by, and responding to inquiries from, non U.S. regulators may require us to invest a significant amount of time and money. Our international investment operations may also be subject to U.S. securities laws and regulations in certain circumstances. The European Insurance and Occupational Pensions Authority along with European legislation, requires European regulators, such as the Central Bank of Ireland, to establish supervisory forums for European Economic Area (“EEA”)-based insurance groups with significant European operations, including MetLife. These forums facilitate cooperation and coordination among European supervisors to enhance their understanding of an insurance group’s risk profile.
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
In November 2025, the tax law in Mexico was revised to no longer allow the value-added tax deduction of certain insurance claims-related expenses, including health insurance claims. We expect the value-added tax change to result in a reduction in Latin America’s adjusted earnings of approximately $50 million to $60 million in 2026, with little to no impact in 2027 and beyond. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Segment Results and Corporate & Other — Latin America” for information on the current period notable item related to this industry-wide value-added tax matter.
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

The U.K. implemented new solvency regime rules at the end of 2024. The EU’s amendments to Solvency II came into force in January 2025, and EU member states are required to transpose these new rules into their domestic legislation, and to start applying them to insurance firms and groups, by the end of January 2027. The EU is expected to adopt detailed technical standards on some of these new rules in 2026, which would be in force from the January 2027 deadline.
In Latin America, our insurance operations are subject to risk‑based solvency regimes broadly aligned with Solvency II principles. These frameworks generally require risk‑based capital and reserving, robust governance, periodic stress testing, and risk‑and‑solvency self‑assessments filed with local supervisors. Mexico has implemented such a regime; Chile’s enabling legislation remains pending; and Brazil applies a risk‑based capital framework complemented by investment criteria and formal enterprise risk management (“ERM”) requirements.
Japanese law requires insurers to maintain solvency standards to protect policyholders and to support their own financial strength. Most Japanese life insurers maintain a solvency margin ratio well in excess of the legally mandated minimum. Japan has adopted an economic value-based solvency regime, which will be effective starting with the fiscal year ending March 2026.
In China, our joint venture operates under the China Risk Oriented Solvency System (“C-ROSS”), a risk-based solvency regime with three pillars: quantitative capital, qualitative supervision and governance and market discipline. In 2021, the China Banking and Insurance Regulatory Commission (“CBIRC”) issued C-ROSS Phase II rules with a transition period and full implementation by no later than 2026. In 2023, the National Financial Regulatory Administration replaced its predecessor, CBIRC.
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
Cybersecurity, Privacy and Data Protection, and Innovation and Technology Regulation
We are subject to a variety of laws and regulations at the local, state, federal and international levels regarding the handling of personal information, including health-related and customer information and employee data. Various laws in the U.S. and globally require companies such as ours to inform individuals of their privacy rights. Our personal information processing practices further dictate whether, how, and under what circumstances we may transfer, process or receive personal information, the interpretation and scope of which are constantly evolving and vary significantly across jurisdictions. Furthermore, we must comply with laws and regulations governing the security and integrity of our information systems, many of which require comprehensive information security programs, and mandatory notifications to affected individuals and regulators in the event of security breaches and other cybersecurity incidents. Increasing cybersecurity risks and threats from various actors have heightened regulatory focus on cybersecurity practices, and regulatory and legislative activity in the areas of privacy, data protection and cybersecurity continues to increase worldwide. Below, we highlight some of the key data protection and cybersecurity laws and regulations to which we are subject.

Cybersecurity
The NYDFS promulgated the New York Cybersecurity Requirements for Financial Services Companies (the “Regulation”) to promote the protection of customer information and information technology. Entities under the NYDFS’s jurisdiction, such as our insurance entities licensed in New York, must conduct risk assessments of their information systems and maintain a cybersecurity program designed to protect the confidentiality, integrity and availability of such systems and data. The Regulation mandates, among other things: (i) technical safeguards and controls relating to the governance framework for a cybersecurity program; (ii) risk-based policies, procedures and minimum standards for technology systems for data protection; (iii) minimum standards for cyber breach responses, including notice to the NYDFS of certain material events; (iv) designation of a Chief Information Security Officer (“CISO”); (v) oversight of third-party service providers; and (vi) identification and documentation of material deficiencies, remediation plans and annual certifications of regulatory compliance. Covered entities are also required to submit annual compliance notifications. Covered entities that fail to comply with the Regulation may be subject to NYDFS enforcement actions, the result of which could lead to civil penalties, and other legal and reputational costs.
In 2023, the NYDFS adopted amendments to the Regulation, including: (a) implementing additional governance and oversight measures; (b) expanding the types of cybersecurity events that require timely notification to the NYDFS; (c) mandating notifications to the NYDFS within 24 hours of a cyber-ransom payment; and (d) requiring enhancements to written policies and procedures related to remote access, vulnerability management, data retention and access privileges. The new requirements became effective in 2024 and 2025. We cannot predict what effect the amended Regulation will have on our business or compliance costs.
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
Privacy and Data Protection
In the U.S., we are subject to state laws imposing obligations on the processing and sharing of personal information and providing consumers specific rights over such information. For instance, the California Consumer Privacy Act (“CCPA”) requires covered companies to provide disclosures to California consumers about such companies’ data collection, use and sharing practices and gives California residents expanded rights with respect to the processing of their personal information. In 2020, the CCPA was amended by the California Privacy Rights Act, imposing additional rights and obligations. Similarly, the California Invasion of Privacy Act prohibits the sharing of certain personal information without a user’s consent. While a significant portion of our business is exempted from the CCPA, the Health Insurance Portability and Accountability Act and other state insurance laws to which we are subject grant similar rights to insureds.
Additional states have either proposed or adopted new comprehensive privacy laws, which may apply to certain portions of our business. However, several of these state laws include broad entity-wide exemptions for financial institutions. The NAIC is also developing amendments to update the Privacy of Consumer Financial and Health Information Regulation (Model 672). The proposed amendments to the model law, if accepted and adopted by state legislatures, would expand the definition of nonpublic personal information; add consumer rights to request access, correction and deletion of nonpublic personal information; and add requirements for contracts with third-party service providers.
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

Innovation and Technology
We expect big data and AI technologies to remain important issues for the NAIC and state, federal and international regulators. We cannot predict what, if any, changes to laws or regulations may be enacted with regard to big data or AI technologies in the U.S. or outside of the U.S. For example, the NAIC and state insurance regulators have been focused on addressing unfair discrimination in the use of consumer data and technology, and some states have passed laws targeting unfair discrimination practices with respect to such technologies. Further, the European Union’s Artificial Intelligence Act (“EU AI Act”) became effective in 2024 with general application beginning in August 2026. Among other things, the EU AI Act prohibits certain “unacceptable” AI practices while seeking to boost innovation and ensure fundamental rights are not infringed by the technology. We continue to monitor the developments of the EU AI Act and other governmental initiatives around the world, particularly in jurisdictions where we operate and we continue to assess the potential impact to our operations and compliance costs.
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
In 2021, the DOL’s final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating ERISA, subject to impartial conduct standards and disclosure obligations aligned with Securities and Exchange Commission (“SEC”) rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations. Shortly thereafter, these changes were challenged in court, and two federal district courts entered separate stays of the effective date of the new regulation regarding the definition of “fiduciary” and the amendments to the PTEs, pending further orders of the courts. The DOL has signaled that it intends to revisit and re-evaluate the regulation and PTE amendments. Accordingly, it is unclear when, or whether, the regulation and PTE amendments will take effect or in what form.
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
With regard to insurance products, the NAIC revised its Suitability in Annuity Transactions Model Regulation to add a “best interest” standard for the sale of annuities, which most states have adopted.
State regulators and legislatures have proposed measures that would make broker-dealers, sales agents, and investment advisers and their representatives subject to a fiduciary duty when providing products and services to customers. The North American Securities Administrators Association has adopted revisions to its broker-dealer conduct model rule intended to apply Regulation Best Interest at the state level and prohibiting the use of the terms “advisor” or “adviser” without being registered as an investment adviser. Although Regulation Best Interest does not include a private right of action, some of the state proposals and adopted regulations would allow for a private right of action. As a result of these developments, it is possible that it may become more costly to provide and distribute our products and services, and that we might be subject to additional litigation and regulatory investigations regarding our compliance with those rules.

In 2025, Chile enacted a pension reform bill, which introduced structural changes to the pension system. This includes biannual competitive bidding for up to 10% of certain pension accounts held by pension fund administrators following the implementation phase, expected to commence in 2027, and the creation of a state-backed entity to administer certain new social security components within a mixed pension framework that does not compete with private pension fund managers. We continue to evaluate the potential impact of this reform on our Chilean pension business, which will depend in part on the timing and scope of implementing regulations, expected to be phased in over the coming years.
Management of Climate Risk, and Sustainability
Climate risk has come under increased scrutiny by regulators and the NAIC. In New York, the NYDFS expects both New York domestic insurers, such as MLIC, and foreign authorized insurers, such as our other insurance subsidiaries licensed in New York, to manage material climate risks by taking actions that are proportionate to the nature, scale and complexity of their businesses. However, the NYDFS issued separate guidance for New York domestic insurers, which contains more detailed expectations, such as (i) ensuring the board of directors understands relevant climate risks; (ii) performing regular reviews of the insurer’s procedures that are designed to manage climate risks; (iii) using scenario analysis to inform the insurer’s business strategies and risk assessment; and (iv) incorporating material climate risks into its financial risk management (e.g., ERM and Own Risk and Solvency Assessment). In addition, New York’s regulation governing ERM, which applies to New York domestic and foreign authorized insurers, was amended to require an insurance group’s ERM function to address climate change risk.
The NAIC has adopted a standard for insurance companies to report their climate-related risks as part of its annual Climate Risk Disclosure Survey, which applies to insurers that meet the reporting threshold of $100 million in countrywide direct premium and are licensed in one of the participating jurisdictions. The disclosure standard is consistent with the international Task Force on Climate-Related Financial Disclosures’ framework for reporting climate-related financial information.
Pursuant to its authority under Dodd-Frank, the FIO is also assessing how the insurance sector may mitigate climate risks and help achieve national climate-related goals. In 2023, the FIO released a report which urges insurance regulators to adopt climate-related risk-monitoring guidance in order to enhance their regulation and supervision of insurers.
In 2023, California adopted laws establishing climate disclosure and climate-related financial risk reporting requirements which apply to companies doing business in California that meet applicable revenue thresholds. Also in 2023, California adopted a law establishing disclosure requirements for entities operating within California that market, sell, purchase, or use voluntary carbon offsets, as well as those that make claims of achieving net zero emissions or carbon neutrality that operate within and make such claims within the state. MetLife is in compliance with applicable carbon offset disclosure requirements.
The EU Corporate Sustainability Reporting Directive (“CSRD”) requires in-scope companies to report on (i) how sustainability issues might create financial risks for a company; and (ii) a company’s impacts on people and the environment. CSRD applies on a staggered basis to companies, over a multi-year period, with the first reports due in 2025 in respect of the 2024 financial year. MetLife’s largest insurance subsidiary in Europe is in scope for this first phase. As part of an overall simplification effort, the EU is currently reviewing the CSRD via an omnibus legislative process. In connection with this review, implementation of certain future reporting waves has been deferred by two years, delaying the application of CSRD to certain smaller MetLife entities.
Additionally, several jurisdictions have adopted the International Sustainability Standards Board’s disclosure standards on either a mandatory or voluntary basis, with many more jurisdictions planning to adopt them in the future. Disclosures under these standards will provide investors with information regarding sustainability risks and opportunities. Certain MetLife entities are in the process of preparing such disclosures in Turkey and Australia, while monitoring disclosure standards in other relevant jurisdictions.
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
In 2024, the principal U.S. federal banking regulatory agencies reproposed for public comment regulations to implement certain international “Basel III” capital standards, which could affect capital charges applicable to banks and their affiliates engaged in derivatives activities. This could increase the costs of our risk mitigation using derivatives, as well as impact the availability of derivatives from our counterparties. For example, we may be forced to liquidate certain assets to meet collateral posting requirements, which could adversely affect income earned from investment activities.
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
Securities, Broker-Dealer and Investment Adviser Regulation
U.S. federal and state securities laws and regulations apply to insurance products that meet the definition of a “security,” including variable annuity contracts and variable life insurance policies, and certain fixed interest rate or index-linked contracts with features that require them to be registered as securities under the Securities Act of 1933, as amended (the “Securities Act”) or exempt from registration (“Variable Products”). Variable Products exempt from registration may still be subject to provisions of the federal securities laws. Federal and state securities laws and regulations generally grant regulatory agencies broad rulemaking and enforcement powers. In some non-U.S. jurisdictions, some of our insurance products are considered “securities” under local law, and we may be subject to local securities regulations and oversight by local securities regulators.
Some of our subsidiaries and their activities in offering and selling Variable Products are subject to extensive regulation under the federal securities laws and regulations administered by the SEC. Some of these subsidiaries issue certain Variable Products with separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”) or are exempt from registration under the Investment Company Act. Such separate accounts are generally divided into sub-accounts, each of which invests in an underlying mutual fund which is itself a registered investment company under the Investment Company Act.
Three of our U.S. subsidiaries are registered with the SEC as broker-dealers under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are members of, and subject to regulation by, FINRA and state securities regulators. The SEC, CFTC and FINRA periodically propose and adopt rules and regulations that impact broker-dealers and products deemed to be securities. One of our U.S. broker-dealers serves as the principal underwriter and distributor of these Variable Products and other securities offerings. This broker-dealer distributes these products via unaffiliated third-party broker-dealers and financial intermediaries that sell these products to end investors. The other two broker-dealers distribute private funds for MIM.
Some of our U.S. subsidiaries are registered as investment advisers with the SEC under the Investment Advisers Act of 1940, as amended. In addition, we have non-U.S. subsidiaries that are registered or licensed in non-U.S. jurisdictions to conduct our institutional asset management business. Some of these non-U.S. subsidiaries may also file with the SEC as exempt reporting advisors. We may also be subject to similar laws and regulations in non-U.S. jurisdictions with respect to the provision of investment advisory services or the conducting of other activities.
Federal and state securities regulatory authorities, including FINRA make inquiries and conduct examinations regarding compliance by MetLife, Inc. and its subsidiaries with securities and other laws and regulations. We cooperate with such inquiries and examinations and take corrective action when warranted.

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
Brighthouse Separation Tax Treatment
Prior to the spin-off distribution of Brighthouse Financial, Inc. (together with its subsidiaries, “Brighthouse”) common stock in 2017, we received a private letter ruling from the IRS regarding certain significant issues under the Code, as well as an opinion from tax counsel that the distribution qualified for non-recognition of gain or loss to us and our stockholders pursuant to Sections 355 and 361 of the Code, except to the extent of cash received in lieu of fractional shares, each subject to the accuracy of and compliance with certain representations, assumptions and covenants therein.
Notwithstanding the receipt of the private letter ruling and the tax opinion, the IRS could determine that the distribution should be treated as a taxable transaction, for example, if it determines that any of the representations, assumptions or covenants on which the private letter ruling is based are untrue or have been violated. Similarly, the IRS could determine that our disposal of the fair value option (“FVO”) of Brighthouse Financial, Inc.’s common stock in the debt-for-equity exchange should be treated as a taxable transaction to MetLife, Inc. Furthermore, as part of the IRS’s policy, the IRS did not determine whether the distribution or the debt-for-equity exchange satisfies certain conditions that are necessary to qualify for non-recognition treatment. Rather, the private letter ruling is based on representations by us and Brighthouse that these conditions have been satisfied. The tax opinion addressed the satisfaction of these conditions. The tax opinion is not binding on the IRS or the courts, and the IRS or a court may take a contrary position. In addition, the tax counsel relied on certain representations and covenants delivered by us and Brighthouse.
If the IRS ultimately determines that the distribution is taxable, the distribution could be treated as a taxable dividend or capital gain to MetLife stockholders who received shares of Brighthouse Financial, Inc. common stock in the distribution for U.S. federal income tax purposes, and such stockholders could incur significant U.S. federal income tax liabilities if the 2017 tax year is still open with respect to such stockholders under the applicable statute of limitation. In addition, if the IRS ultimately determines that the distribution is taxable, we and Brighthouse could incur significant U.S. federal income tax liabilities, and either we or Brighthouse could have an indemnification obligation to the other, depending on the circumstances.
Even if the spin-off distribution otherwise qualifies for non-recognition of gain or loss under Section 355 of the Code, it may be taxable to us, but not our stockholders, under Section 355(e) of the Code if 50% or more (by vote or value) of our common stock or Brighthouse Financial, Inc.’s common stock is acquired as part of a plan or series of related transactions that include the distribution.
Cross-Border Trade and Investments
The U.S., the EU and the U.K. maintain and enforce a variety of economic sanctions against designated countries and their nationals around the world, which can result in disruptions in cross-border activity. In recent years, the U.S., EU and the UK have increased the creation and use of sanctions in response to certain geo-political activity, including the expansion of sanctions on Russia as a result of the war in Ukraine. The U.S. implementation of global, reciprocal and sectoral tariffs and the associated retaliatory impacts may impact U.S. and global economic growth, increase inflation, disrupt global supply chains and increase volatility in financial markets, including currency and interest rate markets.

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
Competition
The life insurance and institutional asset management industries are highly competitive. We believe we are well positioned to succeed in any environment, given our trusted global brand, diversified and resilient business, as well as our position as a leader in attractive markets.
In the life insurance industry, we face competition based on factors such as service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities, name recognition, sustainability-related expectations, technology, changes in regulation and taxes and other factors. We compete globally with a large number of insurance companies and non-insurance financial services companies such as banks, broker-dealers and asset managers.
We compete for individual consumers, employer and other group customers, as well as agents and other distributors of insurance and investment products. Some of our competitors offer a broader array of products, have more competitive pricing or, with respect to other insurance companies, have higher claims paying ability ratings. Larger companies have the ability to invest in brand equity, product development, technology optimization, risk management, and innovation, which are among the fundamentals for sustained profitable growth in the life insurance industry. Larger companies also tend to have the capacity to invest in AI, analytics, distribution, and information technology to drive growth and efficiency, and have the ability to leverage the capabilities of new digital entrants. In addition, insurers are looking at embedded insurance opportunities to capitalize on trends driving the democratization of financial services and the growth of digital ecosystems, thereby expanding the addressable market.
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
Financial market volatility, changing interest rates and uncertain economic conditions will impact insurers’ capital positions, which may strain the competitive environment and lead to industry consolidation. We believe adaptability to these market changes, as well as financial strength, technological efficiency and organizational agility, will most significantly differentiate competitors in the life insurance industry.
The institutional asset management industry is also subject to considerable competition. We compete with numerous well-established traditional asset managers, specialized boutique investment firms, and other diversified financial institutions, primarily on the basis of risk-adjusted investment performance, price, commission structure, the level of fees charged, the quality of investment advice, our ability to develop new investment strategies and products, institutional client relationships, service, breadth of product offerings and talent. We seek to differentiate ourselves by combining global scale with investment expertise across traditional and alternative asset classes.
The Company distributes many of its products through a variety of third-party distribution channels, including banks, broker-dealers and asset managers due to the lower cost structure. We believe potential distribution partners carefully consider the financial strength of the company whose products they sell. Bank, broker-dealer and asset manager consolidation could increase competition for access to distributors.

We face intense competition for employees in all of our businesses. We must attract and retain highly skilled people with knowledge of our businesses and industry experience to support our businesses. See “— Human Capital Resources.” We continue to seek to grow our career agency forces and institutional asset management teams in selected global markets and enhance the efficiency and production of our sales representatives and asset managers. These initiatives may not succeed in attracting and retaining such talent. See “— Segments and Corporate & Other” for information on sales distribution.
Numerous aspects of our business are heavily regulated. Legislative and other changes affecting the regulatory environment can affect our competitive position within the life insurance industry and the broader financial services industry. See “— Regulation.”
Human Capital Resources
At December 31, 2025, we had approximately 46,000 employees.
As a financial services company, meeting our business objectives requires that we rely significantly on our global workforce, leveraging a wide variety of professional, technical, management, business, and other skills and expertise, to create value for our stakeholders. Our priorities include a purpose driven and inclusive culture, talent and skill development, benefits and wellbeing, compensation, and attracting and retaining talent to support organizational readiness and business needs.
•Purpose-driven and inclusive culture: We cultivate a purpose driven and inclusive culture that serves as a driving force for meeting our business objectives. Global forums bring executives and senior leaders together to align on strategy, build capabilities, and provide feedback on operations, culture, and the future. Our monthly Chief Executive Officer-led “Let’s Talk Live!” town halls share key information and give employees the opportunity to engage directly with leadership. Our global community of employee-driven networks, MOMENTUM, is focused on actively engaging our employees in community outreach and learning and career development opportunities. We listen through MyVoice, our annual employee survey, that informs action-oriented solutions, and encourage openness through Speak Up, an online tool, and the Ethics & Fraud Hotline that allows employees to report concerns without fear of retaliation. Additionally, the MetLife Foundation supports volunteerism and community initiatives, reinforcing our commitment to purpose and impact beyond the workplace.
•Talent and skills development: Through our Growing@MetLife campaign, employees access a robust suite of learning and development resources designed to build business-critical skills and support career aspirations. Our digitally enabled MyLearning platform offers personalized recommendations with AI-driven “focus skills” helping employees target their development needs. Additional programs and boot camps provide advanced training in areas such as financial and business acumen, while mandatory training ensures compliance with Company policies and supports key priorities. Our global talent marketplace, MyPath, matches employees with experiential and cross-functional learning opportunities based on their skills and ambitions. Coaching@MetLife certifies internal coaches globally and offers on-demand sessions. We support leadership development through the Leading the Future program, which includes a speaker series, on-demand training, peer networks and workshops, and the Leader Expectations Tool, which provides feedback on leadership behaviors to help leaders build effective teams, drive engagement, and develop talent.
•Benefits and well-being: MetLife offers extensive benefits and resources to help employees prioritize their health and well-being. Our global BeWell initiative demonstrates our commitment to holistic well-being by connecting employees to health and wellness resources, individual support and leader tools. MetLife tailors Company-paid and/or Company-subsidized benefits, including healthcare, dental insurance, disability, life insurance and retirement benefits, to meet the needs of each market and offers competitive paid time off in all markets.
•Compensation: We have a pay-for-performance philosophy that directly links an employee’s compensation to their performance and to MetLife’s performance. We also provide market-aligned compensation opportunities to attract, motivate, engage and retain talent.
•Attracting and retaining talent: We provide a talent relationship management platform to facilitate discovery of career opportunities for current and prospective employees. We strategically source talent at all levels and provide employees with access to tools, resources and forums that enable career development. We support retention of our employees through recognition programs, health and wellness initiatives, and our total compensation and benefit programs.

Information About Our Executive Officers
Set forth below is information regarding the executive officers of MetLife, Inc. MLIC and MetLife Group, Inc. are affiliates of MetLife, Inc.:

Name	Age	Position with MetLife and Business Experience
Michel A. Khalaf	62	•	President, Chief Executive Officer and Director of MetLife, Inc. (May 2019 – present)
		•	President, U.S. Business, of MetLife, Inc. (July 2017 – April 2019)
John D. McCallion	52	•	Executive Vice President and Chief Financial Officer of MetLife, Inc. and Head of MetLife Investment Management (September 2023 – present)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (November 2019 – August 2023)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (July 2019 – November 2019)
		•	Executive Vice President and Chief Financial Officer of MetLife, Inc. (August 2018 – July 2019)
		•	Executive Vice President and Chief Financial Officer and Treasurer of MetLife, Inc. (May 2018 – August 2018)
		•	Executive Vice President and Treasurer of MetLife, Inc. (July 2016 – April 2018)
Marlene Debel	59	•	Executive Vice President and Chief Risk Officer of MetLife, Inc. and Head of MetLife Insurance Investments (September 2023 – present)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Head of Retirement & Income Solutions of MetLife, Inc. (March 2018 – May 2019)
		•	Executive Vice President and Chief Financial Officer, U.S. Business, of MetLife, Inc. (July 2016 – March 2018)
Bill Pappas	56	•	Executive Vice President, Global Technology and Operations, of MetLife, Inc. (November 2019 – present)
		•	Head of Global Operations, Bank of America, a financial services company (February 2016 – November 2019)
Ramy Tadros	50	•	Regional President, U.S. Business, of MetLife, Inc. and Head of MetLife Holdings (September 2023 – present)
		•	President, U.S. Business, of MetLife, Inc. (May 2019 – August 2023)
		•	Executive Vice President and Chief Risk Officer of MetLife, Inc. (September 2017 – April 2019)
Shurawl Sibblies	54	•	Executive Vice President and Chief Human Resources Officer of MetLife, Inc. (August 2024 – present)
		•	Executive Vice President, Colleague Strategic Partner, American Express Company (January 2020 – June 2024)
Monica M. Curtis	43	•	Executive Vice President, Chief Legal Officer, and Head of Government Relations of MetLife, Inc. (January 2025 – present)
		•	Executive Vice President and Chief Legal Officer of MetLife, Inc. (June 2023 – December 2024)
		•	Senior Vice President and Chief Counsel – Litigation, Special Investigations Unit, and M&A of Metropolitan Life Insurance Company and MetLife Group, Inc. (September 2022 – June 2023)
		•	Senior Vice President, Deputy General Counsel – Head of Litigation, Hartford Financial Services Group, Inc. (September 2020 – September 2022)
		•	Vice President, Associate General Counsel – Head of Coverage Law, Hartford Financial Services Group, Inc. (December 2018 – September 2020)

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
Market conditions resulting in reductions in the value of assets we manage or lower transaction volume may have an adverse effect on the revenues and profitability of our institutional asset management services, which depend on fees related primarily to the value of assets under management (“AUM”).
Higher unemployment, changes to inflation, lower family income, lower corporate earnings, greater government regulation, lower business investment, lower consumer spending, elevated incidence of claims, adverse utilization of benefits relative to our best estimate expectations, lapses or surrenders of policies, reduced demand for our products and services, and deferred or canceled payments of insurance premiums may negatively affect our earnings and capitalization.
Interest Rate Risks
Some of our products and investments expose us to interest rate risks, including changes in the difference between short-term and long-term interest rates, which may reduce or eliminate our investment spread and net income.
Interest rate increases may harm our profitability. During periods of rapidly increasing interest rates, we may not be able to replace the investments in our general account with higher yielding investments needed to fund the higher crediting rates required to stay competitive. This could result in a lower spread, lower profitability, decreased sales, and greater loss of existing contracts and related assets. In addition, policy loans, surrenders and withdrawals may increase as policyholders seek investments with higher perceived returns. This may result in cash outflows requiring the sale of investments on less favorable terms, resulting in investment losses and reductions in net income. Reductions in net income may in turn harm our credit instrument covenants and rating agency assessment of our financial condition. Interest rate increases may harm the value of our investment portfolio, for example, by decreasing the estimated fair value of fixed income securities, and may increase our daily settlement payments on interest rate futures and cleared swaps, resulting in increased cash outflows and liquidity needs. Furthermore, if interest rates rise, our unrealized gains on fixed income securities may decrease and our unrealized losses may increase. We would recognize the accumulated change in estimated fair value of these fixed income securities in net income upon a sale, an intent to sell, a determination it is more likely than not we will be required to sell, or if the decline in estimated fair value is due to a credit loss. During inflationary periods with rising interest rates, the value of fixed income investments falls, which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Finally, an increase in interest rates may decrease fee income associated with a decline in the value of variable annuity account balances invested in fixed income funds.

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
Equity Market Risks
Downturns, volatility or other negative equity market conditions may harm our savings, asset management, and investment products’ and services’ revenues and investment returns, where fee income is earned based upon the fair value of our managed assets. Sustained investment underperformance relative to benchmarks or competitors could result in an increase of client withdrawals of assets from investment products. Our variable annuity and life insurance business is highly sensitive to equity markets, and a sustained weakness or stagnation in the equity markets may decrease these products’ revenues and earnings. Furthermore, certain of our variable annuity and life products offer guaranteed benefits that increase our potential benefit exposure should equity markets decline or stagnate.
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

Real Estate Risks
Changes in leasable commercial space supply and demand, lessee behaviors, pandemics and other public health issues, creditworthiness of tenants and partners, capital markets volatility, interest rate fluctuations, commodity prices, farm incomes, housing and commercial property market conditions, and real estate investment supply and demand may adversely impact our investments in commercial, agricultural and residential mortgage loans, and real estate and REJVs. Asset market stress may also adversely affect real estate strategies we manage under client mandates, reducing AUM and related fees.
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
Many of our transactions with counterparties, including reinsurers, expose us to the risk of counterparty default. Such credit risk may be exacerbated if we cannot realize on the collateral held by us in secured transactions or cannot liquidate such collateral at prices sufficient to recover the full amount of the loan, derivative exposure or reinsurance obligations due to us. Furthermore, potential action by governments and regulatory bodies, or lack of action by governments and central banks, as well as deterioration in the banks’ credit standing, could negatively impact these instruments, securities, transactions and investments or limit our ability to trade with them.
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
We may be unable to mitigate the risk of such changes in exchange rates due to unhedged positions, asymmetrical and non-economic accounting resulting from derivative gains (losses) on non-qualifying hedges, the failure of hedges to effectively offset the impact of foreign currency exchange rate fluctuation, or other factors. Fluctuations in currency exchange rates may adversely affect the translation of results into our U.S. dollar basis consolidated financial statements.

Derivatives Risks
If our counterparties, clearing brokers or central clearinghouses fail or refuse to honor their obligations under our derivatives agreements, our risks may not be fully hedged. A counterparty, clearing broker, or central clearinghouse may become insolvent or otherwise unable or unwilling to make payments or to return collateral under the terms of derivatives agreements, increasing our costs or resulting in significant losses. If the net estimated fair value of a derivative to which we are a party declines, we may need to pledge additional collateral or make increased payments. Strategies we manage for clients may face similar collateral and margin requirements, which can affect liquidity and performance. In addition, we may face increased costs to the extent we replace counterparties or clearing brokers who suffer financial difficulties. Furthermore, our derivatives valuations may change based on changes to our valuation methodology or errors in such valuation or valuation methodology.
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
Our business and financial results may suffer without sufficient liquidity through impaired ability to pay claims, other operating expenses, interest on our debt, dividends on our capital stock, cash or collateral to our subsidiaries, maintain our securities lending, replace certain maturing liabilities, sustain our operations and investments, and repurchase our common stock. Capital and credit market volatility may limit our access to capital we need to operate or grow our business, issue the types of securities we would prefer, timely replace maturing liabilities, or satisfy regulatory requirements, any of which could decrease our profitability and significantly reduce our financial flexibility. Client portfolios of our institutional asset management business may also be impacted by liquidity issues under such conditions.
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
Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings
If MetLife’s ratings decline, market capacity is limited, or on other repricing occasions, our costs to finance statutory life insurance reserves may increase. If regulators disallow certain assets to back statutory reserves, we would not be able to take some or all related statutory reserve credit, which may harm the statutory capitalization of certain of our insurance subsidiaries.
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
Governments may change regulation of financial services, insurance, reinsurance, variable annuities and variable life insurance, securities, derivatives, pension, health care, accounting, cybersecurity, AI, privacy and data protection, asset management, tort reform, taxation, benefit plan investment advice and related fiduciary duties, antitrust as applied to the business of health insurance or otherwise, and other areas. Laws and regulations may also affect customers, sales intermediaries, or others. We or others may fail to comply with these requirements or suffer adverse regulatory examinations or audits. Regulators and courts may also interpret rules differently from the way we have, or change interpretations of laws or rules, and legislators may change statutes. Any of these changes may harm our ability to continue to offer the products we do today or to introduce new products.
We may incur costs to comply with laws and regulations and changes to or interpretations of these laws and regulations may increase our expenses and regulatory capital charges. Our failure to comply with our own policies or with regulatory requirements may harm our reputation or result in sanctions or legal claims.
Laws, regulations or regulatory actions may limit or change the type, amount or structure of compensation or benefits we offer our employees or others, or may limit or ban the use of non-competition agreements, which may harm our ability to compete in recruiting and retaining key personnel. We may also fail to fulfill our fiduciary or other client and benefit-related obligations completely.
Compliance with solvency standards or financial condition regulations may increase our capital and reserve requirements, risk management costs, and reporting costs. See “Business — Regulation — State Insurance Regulation — Surplus and Capital” for a summary of the NAIC’s developments related to financial condition regulation. We may be subject to enhanced capital standards, supervision and additional requirements, such as group capital standards or insurer capital standards. MetLife, Inc. could be compelled to undergo FDIC liquidation if it becomes insolvent or is in danger of defaulting on its obligations, potentially imposing greater losses on stockholders and unsecured creditors than under the Bankruptcy Code. This could also apply to financial institutions whose debt we hold and could harm the value of our holdings. We could be assessed charges in connection with a financial company liquidation.
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
We May Face Increasing Litigation and Regulatory Investigations
Legal or regulatory actions, inquiries or investigations, involving us or our competitors, whether ongoing or yet to come, could harm our reputation, ability to attract or retain customers, clients or employees, and business, financial condition, or results of operations, even if we or our competitors ultimately prevail. Regulators or private parties may bring class actions, individual suits, or investigations seeking large recoveries and alleging wrongs relating to matters such as sales or underwriting practices, claims payments and procedures, failure to adequately or appropriately supervise, inappropriate compensation contrary to licensing requirements, product design, disclosure, administration, cost of insurance charges, premium rate increases, investments, denial or delay of benefits, pandemic- or other public health-related practices, privacy and data protection, or data security incidents, discriminatory or inequitable practices, and breaches of fiduciary or other duties. We may be unable to anticipate the outcome of a litigation or an investigation and the amount or range of loss, including with respect to our reputation, because we do not know how adversaries, fact finders, courts, regulators, or others will evaluate evidence, the law, or accounting principles, and whether they will do so differently than we have.
Our Efforts to Enhance the Sustainability of our Businesses May Not Meet Investors', Regulators' or Customers' Expectations
Some of our stockholders, investors, and customers, or those considering such a relationship with us, evaluate our business or other practices according to a variety of sustainability standards and expectations. Our practices and performance are subject to increasing scrutiny with regard to various aspects of sustainability performance from regulators and other stakeholders.
Our investors or others may evaluate our practices against sustainability criteria that continue to evolve and may be unclear, inconsistent or based on methodologies that are not readily measurable. These standards and expectations may reflect differing or conflicting priorities. Our decisions and priorities must balance multiple objectives simultaneously, and our practices may not change in the manner or time frame some stakeholders expect. As a result, our efforts to operate in alignment with some or all of these expectations may involve trade-offs. Our sustainability aspirations and interim targets rely on assumptions and expectations that involve risks and uncertainties. Further, because of the financed emissions included in our investment portfolio, our ability to achieve these aspirations depends in part on counterparties meeting their own emissions reduction objectives. Standards, data sources, analytical tools and regulatory requirements related to sustainability practices continue to evolve, and the availability, quality, and comparability of data varies across our operations, supply chain, and investment activities. We also rely on data provided by third parties, which may be incomplete, inaccurate, delayed, or unavailable. As techniques, industry standards, and regulatory expectations continue to develop, our assessments, reporting, and targets may change. We may fail to meet our interim targets, and our policies and processes to evaluate and manage sustainability standards in coordination with other business priorities may not prove completely effective or fully satisfy expectations of some stakeholders. For example, some current and potential customers may decline to do business with us based on our sustainability practices and related policies and actions. We may also face adverse regulatory, investor, media, or public scrutiny leading to business, reputational, or legal challenges.

Capital Risks
We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs
Our financial condition, results of operations, cash requirements, future prospects, capital position, liquidity, financial strength and credit ratings, as well as regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries, general market conditions, the market price of our common stock compared to management’s assessment of the stock’s underlying value, applicable regulatory approvals, other legal and accounting factors, and any other factors our Board of Directors deems relevant may preclude us from paying dividends on or repurchasing our common stock.
Other factors may affect our ability to pay dividends on or repurchase our common stock. Governments, investors or media may pressure us not to repurchase shares of our common stock or other securities, or prohibit us from doing so. Our use of other means to return excess capital to stockholders may be less tax-efficient than repurchases. We maintain a buffer of cash and other liquid assets, and may increase it. As a result, we may have less capital to devote to other uses, such as innovation, acquisitions, development and return of capital to stockholders. We may also be restricted from repurchasing shares or entering into share repurchase programs at times, such as when we are aware of material non-public information.
If we do not pay dividends on our preferred stock or pay interest on our subordinated debt securities, terms of those instruments may restrict our ability to pay dividends on or repurchase our common stock. Further, terms applicable to our Floating Rate Non-Cumulative Preferred Stock, Series A, and junior subordinated debt securities may prevent us from paying dividends or interest on those instruments. We may not be able to eliminate these restrictions through the repayment, redemption or purchase of subordinated debt or other securities.
Our Subsidiaries May be Unable to Pay Dividends, a Major Component of Holding Company Free Cash Flow
If the cash MetLife, Inc. receives from its subsidiaries through dividends and other payments is insufficient for it to fund its debt service and other holding company obligations, MetLife, Inc. may have to issue debt or equity, or sell assets. MetLife, Inc. may also not meet its free cash flow or stockholder cash distribution goals.
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
Investment Risks
We May Face Defaults, Downgrades, Volatility or Other Events That Adversely Affect the Investments We Hold
In case of a major economic downturn, U.S. government default (or threatened default), acts of corporate malfeasance, widening credit risk spreads, ratings downgrades or other events, our estimated fair value of our fixed income securities and loan portfolios and corresponding earnings may decline, and the default rate of our investment portfolio may increase. These changes could harm the issuers or guarantors of securities or the underlying collateral of structured securities that we hold. We may have to hold more capital to support our securities to maintain our RBC levels if securities we hold suffer a ratings downgrade. Our intent to sell, or our assessment of the likelihood that we will be required to sell, fixed income securities may increase our reserve provisions or impairments. Our realized losses or impairments on these securities may harm our net income.
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
We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value
When we sell holdings in our investment portfolio, we may not receive the price we seek and may sell at a price lower than our carrying value. We may face unfavorable conditions in privately-placed fixed income securities, private structured credit, certain derivative instruments, mortgage loans, policy loans, direct financing and leveraged leases, tax credit and renewable energy partnerships, private equity, real estate and REJVs and funds. Our investments may suffer reduced liquidity during periods of market volatility or disruption or for other reasons. In addition, central banks' efforts to provide market liquidity or otherwise address market conditions may not be successful or sufficient. We may realize losses that harm our financial metrics, which could harm our compliance with our credit requirements and rating agency capital adequacy measures.
We may face similar risks if we are required under our securities lending program to return significant amounts of cash collateral that we have invested. Our securities lending activities and profitability may decrease.
We May Have to Pledge Collateral or Make Payments in Derivatives and Reinsurance Transactions
We may have to pledge additional collateral and increase payments we make under our derivatives and reinsurance transactions. Regulators, clearinghouses, counterparties, or clearing brokers may restrict or eliminate eligible collateral, increase our collateral requirements, or charge us to pledge such collateral, which would increase our costs, reduce our investment income, and harm our liquidity.
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
We May Face a Variety of Political, Legal, Operational, Economic and Other Risks Globally
The global nature of our business operations exposes us to a wide range of political, legal, operational, economic and other risks, including: nationalization or expropriation of assets; imposition of limits on foreign ownership of local companies; restrictions on the ability to access cash on deposit, changes in laws, their application or interpretation; political instability; civil unrest; military conflicts; economic or trade sanctions; sanctions on cross-border exchange listing, investment or other securities transactions; dividend limitations; price controls; regulations related to sustainability matters; currency exchange controls or other transfer or exchange restrictions; difficulty enforcing contracts; regulatory restrictions; and public or political criticism of our business and operations. Some of these actions may affect us more harshly than our peers. Some of our businesses operate in emerging markets, where many of these risks are heightened.
We face other risks that may affect our global operations and investments, including those related to the imposition of tariffs or other barriers to international trade, changes to international trade agreements, uncertainties in intergovernmental organizations, pension system reforms, labor problems with workers’ associations or trade unions, and reliance on interconnected information systems and the security, integrity, availability and proper operation of such systems.
Expanding our operations to new businesses or jurisdictions may require considerable management time and expenses before significant, if any, revenues and earnings are generated, which may reduce management and financial resources available for other uses. Our operations in new or existing markets may be unprofitable or achieve low margins.
We May Face Competition for Business
Competitive pressures, based on a number of factors including service, product features, scale, price, commission structure, financial strength, investment performance, the level of fees charged, our ability to develop new investment strategies and products, institutional client relationships, talent, claims-paying ratings, credit ratings, e-business capabilities, name recognition, sustainability-related expectations, technology, AI, adaptation in light of pandemics and other public health issues, changes in regulation and taxes, and other factors, may adversely affect the persistency of our products and our ability to sell products in the future. We may be harmed by competition from other insurance companies, asset managers, and non-insurance financial services companies, which may have a broader array of products, more competitive pricing, higher claims paying ability ratings, greater financial resources with which to compete, or pre-existing customer bases for financial services products. Competition may also result in fee compression or a shift toward lower-fee passive products, which could reduce the profit margins of our institutional asset management business. Additionally, we may lose purchasers of group insurance products that are subject to periodic re-underwriting due to more favorable terms from competitors. Furthermore, the institutional asset management and securities brokerage businesses have relatively low barriers to entry and continually attract new entrants. Our customers and clients may engage other financial service providers, resulting in our loss of business.
An increase in consolidation activity among banks, insurance brokers, broker-dealers, and asset managers may negatively impact the insurance industry’s sales. It may increase competition for access to distributors, resulting in greater distribution expenses, and may impair our ability to market insurance products to or expand our current customer base. Consolidation and other industry changes may also increase the likelihood that distributors will renegotiate agreements on terms less favorable to us. In addition, legislative and other changes affecting the regulatory environment for our business may not impact all activities and companies equally, which could adversely affect our competitive position within the insurance industry, institutional asset management industry and the broader financial services industry.

We Face Technological Changes That Present New and Intensified Challenges and May Fail to Foresee or Adapt to These Changes
Our business operations rely on functioning and secure information systems, including those of our vendors and other third parties. Technological changes present us with new or intensified challenges, and if we are unable to foresee or adapt to these changes, our business, results of operations and financial condition may be adversely affected. For example, our assumptions, models and reserves may need to be modified if we are unable to accurately, timely, or completely process, store and retrieve the increased volume and variety of information relating to our businesses, including information related to deaths, that new technological tools for data collection and analysis make available.
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
Technological changes may affect our business model and how we interact with existing or prospective customers, and evolving consumer preferences may require a redesign of our products and investment composition. For example, changes in emerging technology and increasing consumer preferences for e-commerce may harm the profitability of some businesses. Likewise, the growth and availability of AI technologies, including generative AI, presents significant opportunities but also complex challenges; these include balancing and mitigating potential risks of harm posed by the development or deployment of AI technologies, as well as implementing and maintaining controls reasonably designed to ensure compliance with an increasingly complex AI regulatory landscape, with evolving requirements that may vary across jurisdictions. We may fail to adopt new technologies as effectively or efficiently as others, leading to competitive harm, or we may fail to adjust our investments accordingly or suffer stranded assets. If we are unable to update our business model to match evolving consumer preferences and purchasing behavior, or the evolving technological landscape, our business, results of operations and financial condition may be adversely affected.
New technologies may impact the configuration of our information systems, and how they connect with those of our vendors, service providers and/or partners. Such technological developments may introduce or uncover information security vulnerabilities, which may result in breaches, increased costs associated with maintaining appropriate data privacy, data protection, and cybersecurity measures, enforcement actions against us by regulators or other outcomes that may adversely impact our operations or business. In addition, any such vulnerability that results in a security breach or failure of our information systems, or those of third parties on which we rely, may result in litigation, regulatory action, negative impacts to our business operations, and reputational harm.
We May Face Catastrophes That Affect Liabilities for Policyholder Claims and Reinsurance Availability
Catastrophic events could increase claims, impair assets in or otherwise harm our investment portfolio, and could harm our reinsurers’ financial condition, increasing reinsurance defaults. Catastrophic events may also reduce economic activity in affected areas, which could harm our existing business or prospects for new business, or the value of our investments. The severity of claims from catastrophic events may be higher if those who are insured by us are geographically concentrated.
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
We May Need to Fund Deficiencies in Our Closed Block, and May Not Re-Allocate Closed Block Assets
The closed block assets established in connection with the MLIC demutualization, their cash flows, and the revenue from the closed block policies may not be sufficient to provide for the policies’ guaranteed benefits. If they are not, we must fund the shortfall. We may choose, for competitive or other reasons, to support policyholder dividend payments with our general account funds. Such actions may reduce funds otherwise available for other uses. The assets of the closed block can never revert to the benefit of MLIC’s non-closed block policyholders or us, as sole stockholder of MLIC.
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
We May Be Required to Impair VODA, VOBA or VOCRA
Adverse changes to investment returns, mortality, morbidity, persistency, interest crediting rates, dividends paid to policyholders, expenses to administer the business, significant or sustained equity market declines, significant changes to bond spreads, and certain other economic variables, such as inflation, could cause an impairment of the value of distribution agreements acquired (“VODA”), VOBA or the value of customer relationships acquired (“VOCRA”). We may accelerate amortization or impair these assets in the period these occur.

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
Our Policies and Procedures May Be Insufficient to Protect Us From Operational Risks
We may make errors in any of the large number of transactions we process through our complex administrative, information and investment systems. Our controls and procedures to prevent such errors may not be effective. Our controls and procedures to comply with and enforce contractual obligations may not always be effective. Mistakes can subject us to claims from our customers, regulatory fines, or the obligation to reimburse clients for investment losses.
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
We may fail to attract, motivate and retain employees, develop talent, and plan for management succession. Additionally, attrition and the loss of key personnel could cause a lapse in implementation of policies and procedures, adversely affect investment performance, and impair our ability to remain competitive.
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

We, our employees, and our vendors, like other commercial entities, continue to be targeted by or subject to malicious actors attempting to install computer viruses or other malicious code, to gain unauthorized or fraudulent access, or to carry out ransomware or cyber-attacks, as well as human errors and other breaches or incidents affecting our cybersecurity and information security systems. Globally, the frequency, severity and sophistication of cybersecurity incidents have increased, and these trends are likely to continue. While we have implemented what we believe to be reasonable and appropriate cybersecurity and data protection measures across business lines and at the enterprise level (and we contractually require our critical vendors to implement similar measures), including a formal risk-based information security program, our efforts to minimize the risk of cybersecurity incidents and protect our information technology may be insufficient to prevent material break-ins, attacks, fraud, security breaches or other unauthorized access to our and our vendors’ systems, including as a result of software code that contains vulnerabilities, which may increase the potential of cyber-attacks or unauthorized access. We may not detect such incidents in a timely manner.
If we or our vendors fail to prevent, detect, address and mitigate such incidents, we may suffer significant financial and reputational harm. The personnel and financial resources we commit to maintaining and upgrading our information systems may not be sufficient to address all potential issues. For instance, costs associated with the use of legacy systems or efforts to address system degradation, including the development or onboarding of new systems, may increase over time, which may adversely affect our business results and operations. Moreover, we may be unable to attract or retain personnel with the appropriate skillset to maintain such legacy systems, and/or third-party providers may decrease or sunset support for legacy applications, which may affect our ability to identify, prevent, patch or otherwise respond to vulnerabilities associated with such systems or applications. There is no assurance that our security measures or those of our vendors, including information security policies, administrative, technical and physical controls and other actions designed as preventative, will provide fully effective protection from such events.
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
We, our vendors, our reinsurers, and our customers may suffer disasters such as a natural catastrophe, epidemic, pandemic, industrial accident, blackout, telecommunications or other infrastructure failure, computer virus, terrorist attack, ransomware or cyber-attack, or war, and our or their disaster recovery systems may be insufficient to safeguard our ability to conduct normal business operations, obtain reinsurance and maintain our critical business or information technology systems in such circumstances, particularly if such disasters affect computer-based data processing, transmission, storage and retrieval systems and/or destroy or otherwise adversely impact the confidentiality, integrity or availability of valuable data or the financial wherewithal of reinsurers or vendors. Our ability to conduct business effectively and maintain the security, integrity, confidentiality, availability or privacy of sensitive data could be severely compromised if, as a result of such disaster, key personnel are unavailable, or our vendors’ ability to provide goods and services and our associates’ ability to perform their job responsibilities are impaired. We may not carry business interruption insurance sufficient to protect us from all losses that may result from such interruptions, and any insurance for liability, operational and other risks may become less readily available or more expensive in the future.
We may not be able to reliably access all the documents and records in the information storage systems we use, whether electronic or physical. We may fail to obtain or maintain all the records we need to administer and establish appropriate reserves for benefits and claims accurately and timely. If a data breach exposes any of our sensitive financial information, then customers, investors, or regulators may develop an inaccurate perception of our financial condition or results of operations. We could be compelled to publicly disclose information prematurely in order to dispel such inaccurate perceptions, or in order to fulfill our disclosure obligations, even if we do not believe the information is yet completely reliable or confirmed per our usual internal controls and disclosure controls. This may result in harm to our reputation.

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

Risks Related to Acquisitions, Dispositions or Other Structural Changes
We May Face Difficulties, Unforeseen Liabilities, Asset Impairments or Rating Actions from Business Acquisitions or Integrating and Managing Growth of Such Businesses, Dispositions of Businesses, or Legal Entity Reorganizations
Acquisitions and dispositions of businesses, joint ventures, and other structural changes expose us to a number of risks arising from, among other factors, economic, operational, strategic, financial, tax, legal, regulatory, information security and compliance. As a result, there can be no assurance that any acquisition, disposition or reorganization will be completed as contemplated, or at all. We may not realize the anticipated economic, strategic or other benefits of any transaction. Effecting these transactions may result in unforeseen expenditures and liabilities or a performance different than we expected. The areas where we face risks include, among others, rights to indemnification for losses, regulatory, liquidity and capital requirements, loss of customers, distributors, vendors and key personnel, diversion of management time and resources to acquisition integration challenges, including integration of information technologies, or growth strategies from maximizing business value, and inability to realize anticipated efficiencies. Our success in conducting business through joint ventures will depend on our ability to manage a variety of issues, including: (i) our exposure to additional operational, financial, legal, regulatory, tax or compliance risks as a result of entry into certain joint ventures; (ii) our dependence on a joint venture counterparty given limits on our ownership levels and/or certain distribution requirements, including for resources, such as capital and product distribution; and (iii) the risk of our counterparties' failure to cooperate or meet their obligations, or their election to alter, modify or terminate a relationship. These factors may reduce our control over financial returns from, or the value of, a joint venture.
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
We May Face Risks Related to Our Separation from Brighthouse
We may not realize any or all of the expected tax or other benefits of the Brighthouse separation. Brighthouse may not succeed as a standalone entity or may enter into a transaction, including a sale, which could adversely affect separation-related arrangements or expose us to litigation, financial or regulatory risks.
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
We may incur regulatory, mailing, or other costs related to the termination of the trust, distribution of the common stock held in the trust to beneficiaries and the resulting increase in the number of stockholders with full voting rights. This increase may affect the outcome of matters brought to a stockholder vote and other aspects of our corporate governance.
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

Item 1C. Cybersecurity
Cybersecurity Management & Strategy
We manage information security risk through, and as part of, MetLife’s Information Security Program (the “Program”), instituted to maintain controls for the systems, applications, and databases of the Company and of its third-party service providers. The primary goal of the Program is to protect the confidentiality, integrity and availability of data MetLife owns or possesses, as well as its technology assets, through physical, technical, and administrative safeguards. This includes controls and procedures across business units and at the enterprise level for monitoring, detecting, reporting, containing, managing, and remediating cyber threats. The Program aims to prevent data exfiltration, manipulation, and destruction, as well as system and transactional disruption. The Program’s threat-centric and risk-based approach for securing the MetLife environment takes into consideration applicable guidelines from the cybersecurity framework developed by the U.S. Government’s National Institute of Standards and Technology along with the sensitivity of the systems and the potential severity of the associated risks to MetLife and its relevant lines of business, and is managed by MetLife’s CISO, collaborating with lines of business and corporate functions. Our Board of Directors oversees the Program.
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

Cybersecurity Governance
The CISO is a senior-level executive responsible for establishing and executing the Company’s information security strategy. Management provides regular reports to the CISO detailing on-going cybersecurity risk management. The CISO and the head of Global Technology & Operations present updates to the Audit Committee quarterly and, as necessary, to the full Board of Directors. These regular reports include updates on our performance preparing for, preventing, detecting, responding to and recovering from cybersecurity incidents. The Audit Committee also reviews with management, as necessary, but at least annually, the adequacy and effectiveness of the Company’s policies and internal controls regarding information security and cybersecurity. Additionally, the CISO periodically and on an event-driven basis informs and updates the Board of Directors about information security incidents and the related risks posed to the Company.
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
At February 12, 2026, there were 69,355 stockholders of record of our common stock.
See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about our equity compensation plans.
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended December 31, 2025 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1 - October 31, 2025	1,845,671	$81.27	1,845,671	$2,352,468,033
November 1 - November 30, 2025	3,598,160	$77.81	3,598,160	$2,072,488,851
December 1 - December 31, 2025	—	—	—	$2,072,488,851
Total	5,443,831		5,443,831
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In April 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At December 31, 2025, MetLife, Inc. had $2.1 billion of common stock repurchases remaining under its authorization. Neither the authorization remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. For more information on common stock repurchases, including excise tax payable in connection therewith, see Note 19 of the Notes to the Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs.”
Common Stock Performance Graph
The graph and table below compare the total return on our common shares with the total return on the Standard & Poor’s Global Ratings (“S&P”) 500, S&P 500 Insurance, S&P 500 Financials and S&P 500 Life & Health Insurance indices, respectively, for the five-year period ended on December 31, 2025. The graph and table show the total return on a hypothetical $100 investment in our common shares and in each index, respectively, on December 31, 2020, including the reinvestment of all dividends. The graph and table below shall not be deemed to be “soliciting material” or to be “filed,” or to be incorporated by reference in future filings with the SEC, or to be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on December 31, 2020 with dividends reinvested

$250
$200
$150
$100
$50
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
31-Dec-25
MetLife, Inc.
S&P 500
S&P 500 Insurance
S&P 500 Financials
S&P 500 Life & Health Insurance

	As of December 31,
	2020	2021	2022	2023	2024	2025
MetLife, Inc. common stock	$100.00	$137.43	$163.86	$154.85	$197.71	$196.13
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Insurance	$100.00	$132.12	$145.50	$158.97	$201.61	$209.85
S&P 500 Financials	$100.00	$135.04	$120.81	$135.49	$176.89	$203.47
S&P 500 Life & Health Insurance	$100.00	$136.68	$150.82	$157.83	$189.87	$201.00
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
Business Overview
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2025, MetLife completed the Strategic Reorganization. As a result, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” and Note 2 of the Notes to the Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other.
Consolidated Company Outlook
Our outlook reflects continued uncertainty around inflation and unemployment in 2026. We expect the U.S. dollar to remain relatively stable in 2026 compared to 2025.
Based on the forward yield curve as of December 31, 2025, we expect long-term interest rates to moderately rise in 2026 with the yield curve steepening, as short-term interest rates decline. We believe that our investment portfolio is highly diversified and positioned to perform well in a variety of economic scenarios. See “— Industry Trends — Impact of Market Interest Rates” for discussion of the mitigating actions the Company has taken to reduce interest rate sensitivity, as market interest rates are a key driver of our results.
As of December 31, 2025, we had $3.6 billion of cash and liquid assets at the holding companies which is within our $3.0 billion to $4.0 billion holding company cash target. In 2026, we expect to maintain this holding company cash target. We also returned a total of approximately $4.4 billion to shareholders in 2025, and we remain on track to generate approximately $25.0 billion in free cash flow over the five-year period of 2025 to 2029.
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
Assuming (i) interest rates follow the observable forward yield curves as of December 31, 2025, including a 10-year U.S. Treasury rate of 4.40% at December 31, 2026, (ii) S&P 500 equity index annual return of 5%, and (iii) private equity annual returns of 9% in 2026 which would contribute to $1.6 billion (pre-tax) of total estimated variable investment income for full year 2026; we expect to maintain the two-year average annual ratio of free cash flow to adjusted earnings, excluding total notable items, at 65% to 75%.
Further, based on the aforementioned assumptions, we are maintaining our near-term annual targets for (i) adjusted return on equity, excluding total notable items, of 15%-17%, and (ii) double-digit adjusted earnings per share growth, excluding total notable items.
Based on our continued focus on expense discipline and our overall efficiency mindset, we are committed to achieving a direct expense ratio target, excluding total notable items related to direct expenses and pension risk transfers, of (i) 12.1% for 2026 and (ii) 11.3% in 2029.

Furthermore, we also remain fully committed to our New Frontier strategy, which was introduced at our December 2024 Investor Day.
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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the U.S., the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. Future policy adjustments in 2026 could be affected by labor market conditions, inflation, and financial and international developments, as well as other factors. Other central banks have recently diverged on monetary policies, reflecting differing local economic conditions and views on the impact of the foregoing factors. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio, value of our AUM, and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Impact of Market Interest Rates — Effects of Inflation,” and “— Investments — Current Environment.”
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. In our institutional asset management business, interest rate movements, as well as other changes to market factors such as credit spreads and equity prices, can impact the value of the AUM on which fees are earned.
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
An increase in inflation could affect our business in several ways. In our group life and disability businesses, premiums increase as compensation levels of our customers’ employees increase. For example, during inflationary periods with rising interest rates, the value of fixed income investments falls which could increase realized and unrealized losses, resulting in additional deferred tax assets that may not be realizable. Inflation also increases expenses for labor and other costs, potentially putting pressure on profitability if such costs cannot be passed through in our product prices. Prolonged and elevated inflation could adversely affect the financial markets and the economy generally, and dispelling it may require governments to pursue a restrictive fiscal and monetary policy, which could constrain overall economic activity, inhibit revenue growth and reduce the number of attractive investment opportunities.
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
For additional discussion on gross margin and interest rate assumptions, as well as the potential impact of low interest rates, see “— Results of Operations — Consolidated Results — Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024 — Actuarial Assumption Review”; “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions — Interest Rate Risks”; “Risk Factors — Business Risks — We May Be Required to Impair VODA, VOBA, or VOCRA”; “Risk Factors — Business Risks — We May Be Required to Recognize an Impairment of Our Goodwill or Other Long-Lived Assets or to Establish a Valuation Allowance Against Our Deferred Income Tax Assets”; and “Risk Factors — Business Risks — We May Face Volatility, Higher Risk Management Costs, and Increased Counterparty Risk Due to Guarantees Within Certain of Our Products.”
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
In addition to proactive management strategies, businesses within our Latin America, EMEA, Asia (exclusive of our Japan business) and MIM segments help alleviate impacts to our consolidated results given their limited U.S. interest rate sensitivity.
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
Interest Rate Scenarios
To illustrate our sensitivity to U.S. interest rates, we compared the outcome of two hypothetical interest rate environments (the “Declining Interest Rate Scenario” and “Rising Interest Rate Scenario”) relative to our baseline economic assumptions (the “Base Scenario”) through 2028.

The Declining Interest Rate Scenario assumes U.S. interest rates for all maturities decline immediately on January 1, 2026 by 50 basis points compared to the Base Scenario through 2028. The Rising Interest Rate Scenario assumes U.S. interest rates rise immediately on January 1, 2026 by 50 basis points through 2028. Other than changing U.S. interest rates through 2028, all other economic assumptions are equivalent in the Base Scenario, Declining Interest Rate Scenario and Rising Interest Rate Scenario.
The following table compares the most relevant interest rate assumptions for the dates indicated:

	Years Ended December 31,
	2026			2027			2028
	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario	Base Scenario	Declining Interest Rate Scenario	Rising Interest Rate Scenario
SOFR	3.11%	2.61%	3.61%	3.19%	2.69%	3.69%	3.31%	2.81%	3.81%
10-year U.S. Treasury	4.40%	3.90%	4.90%	4.63%	4.13%	5.13%	4.84%	4.34%	5.34%
30-year U.S. Treasury	4.93%	4.43%	5.43%	5.03%	4.53%	5.53%	5.12%	4.62%	5.62%
Hypothetical Impact to Net Derivative Gains (Losses), Market Risk Benefit Remeasurement (Gains) Losses and Adjusted Earnings
We estimate a net unfavorable impact to net derivative gains (losses) for 2026 through 2028 for the hypothetical Declining Interest Rate Scenario, including the impacts from ceded reinsurance activity. We hold significant positions in long-duration receive-fixed U.S. interest rate swaps, which are most sensitive to the 10-year and 30-year swap rates, to hedge reinvestment risk. The favorable impact of the hedging activity is more than offset by losses associated with ceded reinsurance activity. We estimate a net favorable impact to net derivative gains (losses) for 2026 through 2028 for the hypothetical Rising Interest Rate Scenario, including the impacts from ceded reinsurance activity.
We estimate a net unfavorable impact to market risk benefit remeasurement (gains) losses for 2026 through 2028 for the hypothetical Declining Interest Rate Scenario. Under the hypothetical Declining Interest Rate Scenario, we expect the market risk benefit (“MRB”) reserves to increase due to discounting the future cash flows at a lower rate. We estimate a net favorable impact to market risk benefit remeasurement (gains) losses for 2026 through 2028 for the hypothetical Rising Interest Rate Scenario. Under the hypothetical Rising Interest Rate Scenario, we expect the MRB reserves to decrease due to discounting the future cash flows at a higher rate.
We estimate a net unfavorable impact to consolidated adjusted earnings for 2026 through 2028 for the hypothetical Declining Interest Rate Scenario. The negative impact of reinvesting cash flows in lower yielding assets is partially offset by lowering interest crediting rates and dividend scales on products, and additional derivative income. We estimate a net favorable impact to consolidated adjusted earnings for 2026 through 2028 for the hypothetical Rising Interest Rate Scenario. The positive impact of reinvesting cash flows in higher yielding assets is partially offset by increased interest crediting rates and dividend scales on products and lower derivative income.

The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Declining Interest Rate Scenario:

	Years Ended December 31,
	2026	2027	2028
	(In millions, net of income tax)
Revenues
Net derivative gains (losses)	$(253)	$(35)	$(29)
Expenses
Market risk benefit remeasurement (gains) losses	$(206)	$8	$7

Adjusted earnings
Group Benefits	$(7)	$(19)	$(23)
RIS	7	(9)	(16)
Asia (Japan only)	(17)	(27)	(34)
Corporate & Other	(21)	(42)	(65)
Total adjusted earnings impact	$(38)	$(97)	$(138)
The following table summarizes the hypothetical impact on net derivative gains (losses), market risk benefit remeasurement (gains) losses and adjusted earnings for certain of our segments, as well as Corporate & Other, for the Rising Interest Rate Scenario:

	Years Ended December 31,
	2026	2027	2028
	(In millions, net of income tax)
Revenues
Net derivative gains (losses)	$255	$57	$40
Expenses
Market risk benefit remeasurement (gains) losses	$181	$(8)	$(7)

Adjusted earnings
Group Benefits	$8	$21	$25
RIS	(3)	15	20
Asia (Japan only)	17	28	35
Corporate & Other	22	44	66
Total adjusted earnings impact	$44	$108	$146
Segments and Corporate & Other
The primary drivers impacting certain of our segments, as well as Corporate & Other, in the hypothetical interest rate scenarios are summarized below. Our Latin America, EMEA, Asia (exclusive of our Japan business) and MIM segments are excluded given their limited U.S. interest rate sensitivity. For additional information regarding account values subject to minimum crediting rate guarantees, the maturity profile of fixed maturity securities available-for-sale (“AFS”), and the yield on invested assets, see “— Investments,” and Notes 5 and 11 of the Notes to the Consolidated Financial Statements.
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
Rising Interest Rate Scenario. We reinvest our cash flows from our group insurance products in higher yielding assets, mitigating the impact of (i) higher interest crediting rates, primarily on our retained asset accounts, and (ii) lower income from our derivative positions used to mitigate low interest rate margin compression.
Retirement and Income Solutions
This business contains both short- and long-duration products consisting of capital market products, pension risk transfers, structured settlements, and other benefit funding products.
The two hypothetical interest rate scenarios do not assume any additional ALM actions we may take to preserve margins.
Declining Interest Rate Scenario. A significant portion of short-duration products are managed on a floating rate basis, which mitigates gross margin compression. Our long-duration products have very predictable cash flows and we use both interest rate derivatives and asset/liability duration matching to mitigate gross margin compression. These mitigating strategies partially offset the negative impact of reinvesting in lower yielding assets. Based on our investment portfolios and expected cash flows, only a small portion of invested assets are subject to reinvestment risk through 2028.
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
Asia (Japan Only)
Declining Interest Rate Scenario. Our Japan business offers traditional life insurance and accident & health products, many of which are U.S. dollar denominated. We experience gross margin compression to the extent our investment portfolios are U.S. interest rate sensitive, and we are unable to offset the impact by lowering interest crediting rates. Additionally, we manage interest rate risk on our life products through a combination of product design features and ALM strategies.
Our Japan business also offers U.S. dollar denominated annuities, which are predominantly single premium products with crediting rates set upon issuance. This allows for tightly managing product ALM, cash flows and net spreads, which mitigates interest rate risk.
Rising Interest Rate Scenario. For U.S. dollar denominated products, higher reinvestment rates on cash flows from these products more than offset the negative impacts of (i) higher interest crediting rates on such products, and (ii) lower income from derivative positions designed to protect against a low interest rate environment.
Corporate & Other
Corporate & Other contains the operating and investment surplus portfolios used to fund capital and liquidity needs, certain life, annuity and long-term care products, certain reinsurance agreements, collateral financing arrangements, and our outstanding debt and preferred securities. For purposes of the two hypothetical interest rate scenarios, the impact on pension and postretirement plan expenses is included within Corporate & Other and not allocated across segments.
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
Based on our operating investment portfolios and cash flow estimates, approximately 5% of our invested assets each year are subject to reinvestment risk through 2028.
For our investment surplus portfolios, the negative impact of reinvesting in lower yielding assets, over time, more than offsets the positive impact of lower interest expense on debt, preferred stock dividends and lower pension expense. Although low interest rates result in pension and other postretirement benefit liabilities increasing, the impact is more than offset by the corresponding returns on fixed income investments and results in lower expenses.
Rising Interest Rate Scenario. Higher reinvestment rates on cash flows, over time, more than offset the negative impacts of (i) higher interest crediting rates, and (ii) lower income from derivative positions designed to protect against a low interest rate environment for our life, annuity and long-term care products.
For our investment surplus portfolios, the positive impact of reinvesting in higher yielding assets, over time, more than offsets the negative impact of higher interest expense on debt, preferred stock dividends and higher pension expense. Although higher interest rates result in pension and other postretirement benefit liabilities decreasing, the impact is more than offset by the corresponding returns on fixed income investments and results in higher expenses.
Competitive Pressures
The life insurance and institutional asset management industries are highly competitive. See “Business — Competition,” “Business — Regulation,” “Risk Factors — Business Risks — We May Face Competition for Business,” “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” and “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Regulatory Developments
As a global financial services company, we are subject to regulation by authorities in the jurisdictions in which our businesses are located or operate. See “Business — Regulation,” “Risk Factors — Economic Environment and Capital Markets Risks — Our Statutory Life Insurance Reserve Financings Costs May Increase, and We May Find Limited Market Capacity for New Financings” and “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us.”
Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the consolidated financial statements. For a discussion of our significant accounting policies, see Note 1 of the Notes to the Consolidated Financial Statements. The most critical estimates include those used in determining:

(i)	future policy benefit liabilities (“FPBs”), MRBs, and reinsurance recoverables;
(ii)	estimated fair values of investments in the absence of quoted market values;
(iii)	investment allowance for credit loss (“ACL”) and impairments;
(iv)	estimated fair values of freestanding derivatives;
(v)	measurement of goodwill and related impairment;
(vi)	measurement of employee benefit plan liabilities;
(vii)	measurement of income taxes and the valuation of deferred tax assets; and
(viii)	liabilities for litigation and regulatory matters.
In addition, the application of acquisition accounting requires the use of estimation techniques in determining the estimated fair values of assets acquired and liabilities assumed. In applying these policies and estimates, management makes subjective and complex judgments that frequently require assumptions about matters that are inherently uncertain. Many of these policies, estimates and related judgments are common in the insurance and financial services industries; others are specific to our business and operations. Actual results could differ from these estimates.

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
Traditional non-participating long-duration and limited-payment contracts comprise the majority of MetLife’s FPBs, inclusive of deferred profit liabilities, as described in Note 4 of the Notes to the Consolidated Financial Statements. For such contracts, cash flow assumptions are used to project the amount and timing of expected future benefits and claim settlement expenses to be paid and the expected future premiums to be collected for a cohort. Generally, the liabilities for these products are updated retrospectively on a quarterly basis for actual experience and at least once a year (generally during the third quarter as part of the Company’s annual actuarial assumption review) for any changes in cash flow assumptions. The change in FPBs reflected in the statement of operations is calculated using a locked-in discount rate. For contracts issued prior to the LDTI Transition Date, the Company developed a cohort level locked-in discount rate that reflects the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. As described in Note 1 of the Notes to the Consolidated Financial Statements, for contracts issued subsequent to the LDTI Transition Date, the upper-medium grade discount rate is locked-in for the cohort and used to discount the estimated cash flows. The Company generally interprets this as a rate comparable to that of a corporate single A discount rate and reflects the duration characteristics of the liability. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting period through other comprehensive income (loss) (“OCI”).
Liabilities for universal and variable universal life secondary and paid-up guarantees (“additional insurance liabilities”) are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. In addition, the projected account balance and assessments used in this calculation are impacted by the earned rate on investments and the interest crediting rates, which are typically subject to guaranteed minimums. The assumptions of investment performance and volatility for variable products’ separate account funds are consistent with historical experience of the appropriate underlying equity indices, such as the S&P 500 Index. These assumptions are monitored and updated retrospectively based on market conditions and historical experience on a periodic basis and at least once a year (generally during the third quarter as part of the Company’s annual actuarial assumption review) for any changes in cash flow assumptions.
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
Traditional long-duration non-participating and limited-payment contracts, additional insurance liabilities and reinsurance recoverables

	December 31, 2025
	FPBs (1)	Reinsurance Recoverables	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions (2):
Mortality
Effect of an increase by 1%	$(117)	$(25)	$135	$(43)
Effect of a decrease by 1%	$122	$25	$(141)	$44
Morbidity (3)
Effect of an increase by 5%	$594	$3	$(946)	$355
Effect of a decrease by 5%	$(475)	$(3)	$822	$(350)
Lapse (4)
Effect of an increase by 10%	$(131)	$(11)	$576	$(456)
Effect of a decrease by 10%	$224	$11	$(713)	$500
__________________
(1)FPBs are inclusive of deferred profit liabilities where applicable.
(2)All sensitivities exclude potential changes in our future premium rate assumptions.
(3)For products which are subject to morbidity risk, MetLife applied sensitivities to the incidence rate assumptions only.
(4)For long-term care and individual disability products, the lapse impacts include mortality as both mortality and lapse result in termination of these contracts without any additional benefit payment.
See Note 4 of the Notes to the Consolidated Financial Statements for additional information, including the significant inputs, judgments, valuation methods and assumptions used in the establishment of FPBs, as well as the effect of changes in such factors on the measurement of our FPBs during the year. See Note 9 of the Notes to the Consolidated Financial Statements for additional information on our reinsurance transactions.
Traditional participating contracts comprise a significant portion of MetLife’s FPBs, as described in Note 4 of the Notes to the Consolidated Financial Statements. For such contracts, original assumptions developed at the time of issue are locked-in and used in all future liability calculations. An additional reserve would be required if the resulting liabilities are not adequate to provide for future benefits and expenses (i.e., there is a premium deficiency). For these contracts, MetLife’s risk of adverse experience may be mitigated through adjustments to the dividend scales.
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

All identified MRBs are required to be measured at estimated fair value, which is determined based on the present value of projected future benefits minus the present value of projected future fees attributable to those benefit features. The projections of future benefits and future fees require capital market and actuarial assumptions, including expectations concerning policyholder behavior. A risk neutral valuation methodology is used under which the cash flows from the guarantees are projected under multiple capital market scenarios using observable risk-free rates. The valuation of these MRBs also includes an adjustment for nonperformance risk and risk margins for non-capital market inputs. For direct and assumed MRBs, the nonperformance risk adjustment, which is captured as a spread over the risk-free rate in determining the discount rate to discount the cash flows of the liability, is determined by taking into consideration publicly available information relating to spreads in the secondary market for MetLife, Inc.’s debt, including related credit default swaps. These observable spreads are then adjusted, as necessary, to reflect the priority of these liabilities and the claims paying ability of the issuing insurance subsidiaries compared to MetLife, Inc. For ceded MRBs, the nonperformance risk adjustment considers the claims paying ability of the reinsurer. Risk margins are established to capture the non-capital market risks of the instrument which represent the additional compensation a market participant would require to assume the risks related to the uncertainties in certain actuarial assumptions. The establishment of risk margins requires the use of significant management judgment, including assumptions of the amount and cost of capital needed to cover the guarantees.
Changes in the estimated fair value of direct, assumed and ceded MRBs are recognized in net income, except for fair value changes attributable to a change in nonperformance risk of the Company which is recorded within OCI.
Market conditions including changes in interest rates, equity indices, market volatility and foreign currency exchange rates, variations in actuarial assumptions regarding policyholder behavior, mortality and risk margins related to non-capital market inputs, may result in significant fluctuations in the estimated fair value of the guarantees that could materially affect net income, and changes in the Company’s nonperformance risk could materially affect OCI.
As part of the Company’s annual actuarial assumption review process (see “— Future Policy Benefit Liabilities” section above), we also reassess the long-term policyholder behavior and mortality assumptions used in determining the fair value of our net MRB liabilities. Changes in these underlying actuarial assumptions (e.g., updates to lapse rates, benefit utilization rates, mortality levels and long-term market expectations based on emerging experience) are incorporated into the MRB valuation model. Accordingly, our annual assumption updates can result in remeasurement of MRB fair values, leading to gains or losses recognized in net income.
We measure market risk related to our MRBs based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. The results of this sensitivity analysis are included in “Quantitative and Qualitative Disclosures About Market Risk — Risk Measurement: Sensitivity Analysis.” We have also assessed the sensitivities of hypothetical changes in significant assumptions to reported amounts related to our MRBs for products including, but not limited to, those within the disaggregated rollforwards in Note 6 of the Notes to the Consolidated Financial Statements, as reflected in the following table:

	December 31, 2025
	Direct & Assumed MRBs (Liabilities net of Assets)	Ceded MRB Assets	Net Effect to Pre-tax Net Income	Net Effect to OCI
	Increase / (Decrease) (In millions)
Assumptions:
Mortality
Effect of an increase by 1%	$1	$—	$(1)	$—
Effect of a decrease by 1%	$—	$—	$—	$—
Lapse
Effect of an increase by 10%	$(11)	$(1)	$12	$(2)
Effect of a decrease by 10%	$10	$1	$(11)	$2
Nonperformance risk (1)
Effect of an increase by 50 bps	$(160)	$(21)	$(21)	$160
Effect of a decrease by 50 bps	$177	$24	$24	$(177)
__________________
(1)For direct and assumed MRBs, nonperformance risk relates to the Company’s claims paying ability, and for ceded MRBs, it relates to the claims paying ability of the reinsurer.

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
For most of our investments, sensitivity analysis regarding unobservable inputs is not necessary or appropriate, as they are valued using quoted prices, as described above. Quantitative information about the significant unobservable inputs used in fair value measurement and the sensitivity of the estimated fair value to changes in those inputs for the more significant asset and liability classes measured at estimated fair value on a recurring basis is presented in Note 13 of the Notes to the Consolidated Financial Statements.
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
Fixed Maturity Securities
The assessment of whether a credit loss has occurred is based on our case-by-case evaluation of whether the net amount expected to be collected is less than the amortized cost basis. We consider a wide range of factors about the security issuer and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. We evaluate credit loss by considering information that changes from time to time about past events, current and forecasted economic conditions, and we measure credit loss by estimating recovery value using a discounted cash flow analysis. We estimate recovery value based on our best estimate of future cash flows, which is inherently subjective, and methodologies can vary depending on the facts and circumstances specific to each security. We record an ACL for the amount of the credit loss instead of recording a reduction of the amortized cost. The evaluation processes and measurement methodologies, as well as the significant inputs, judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective, as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates and assumptions as conditions change and new information becomes available. The valuation of our fixed maturity securities portfolio is sensitive to changes in interest rates, and the estimated fair value of the portion of our fixed maturities securities portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.

Mortgage Loans
The ACL is established both for pools of loans with similar risk characteristics and for loans with dissimilar risk characteristics, collateral dependent loans and certain modified loans, individually on a loan specific basis. We record an allowance for expected lifetime credit loss in an amount that represents the portion of the amortized cost basis of mortgage loans that we do not expect to collect, resulting in mortgage loans being presented at the net amount expected to be collected. To determine the mortgage loan ACL, we apply significant judgment to estimate expected lifetime credit loss over the contractual term of our mortgage loans adjusted for expected prepayments and any extensions; we consider past events and current and forecasted economic conditions which are subject to inherent uncertainty and which may change from time to time. The ACL methodologies, significant inputs and significant judgments and assumptions used to determine the amount of credit loss are described in Notes 1 and 11 of the Notes to the Consolidated Financial Statements. The determination of the amount of ACL is subjective as it includes our estimates and assumptions and assessment of known and inherent risks. We revise these estimates as conditions change and new information becomes available. The estimated fair value of our mortgage loan portfolio is sensitive to changes in interest rates, and the estimated fair value of the portion of our mortgage loan portfolio that is foreign denominated is sensitive to changes in foreign currency exchange rates.
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
Freestanding Derivatives
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

We apply significant judgment when determining the estimated fair value of our reporting units and when assessing the relationship of market capitalization to the aggregate estimated fair value of our reporting units. The valuation methodologies utilized are subject to key judgments and assumptions that are sensitive to change. Estimates of fair value are inherently uncertain and represent reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based may differ from actual future results. The estimated fair value of the reporting units tested can be impacted by unexpected changes in the legislative, regulatory and macroeconomic environment. Declines in the estimated fair value of our reporting units could result in goodwill impairments in future periods which could materially and adversely affect our results of operations or financial position.
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
We determine the expected rate of return on plan assets based upon an approach that considers inflation, real return, term premium, credit spreads, equity risk premium and capital appreciation, as well as expenses, expected asset manager performance, asset weights and the effect of rebalancing. Given the amount of plan assets as of December 31, 2024, the beginning of the measurement year, if we had assumed an expected rate of return for both our pension and other postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2025 would have been as follows:

	Year Ended December 31, 2025
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in expected rate of return by 100 bps	$(76)	$(7)
Decrease in expected rate of return by 100 bps	$76	$7
The above table considers only changes in our assumed long-term rate of return given the level and mix of invested assets at the beginning of the year, without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed long-term rate of return.
We determine the discount rates used to value the Company’s pension and postretirement obligations, based upon rates commensurate with current yields on high quality corporate bonds. Given our pension and postretirement obligations as of December 31, 2024, the beginning of the measurement year, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our net periodic benefit costs in 2025 would have been as follows:

	Year Ended December 31, 2025
	Increase/(Decrease) in Net Periodic Pension Cost	Increase/(Decrease) in Net Other Postretirement Benefit Cost
	(In millions)
Increase in discount rate by 100 bps	$(55)	$(4)
Decrease in discount rate by 100 bps	$47	$3

Given our pension and postretirement obligations as of December 31, 2025, if we had assumed a discount rate for both our pension and postretirement benefit plans that was 100 basis points higher or 100 basis points lower than the rates we assumed, the change in our benefit obligations would have been as follows:

	Year Ended December 31, 2025
	Increase/(Decrease) in Pension Benefit Obligation	Increase/(Decrease) in Other Postretirement Benefit Obligations
	(In millions)
Increase in discount rate by 100 bps	$(778)	$(69)
Decrease in discount rate by 100 bps	$912	$82
The above tables consider only changes in our assumed discount rates without consideration of possible changes in any of the other assumptions described above that could ultimately accompany any changes in our assumed discount rate. The assumptions used may differ materially from actual results due to, among other factors, changing market and economic conditions and changes in participant demographics. These differences may have a significant impact on the Company’s consolidated financial statements and liquidity.
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
The Company considers all available factors, both positive and negative, to determine whether, based on the weight of these factors, a partial or full valuation allowance for categories of deferred tax assets is required. The weight given to these factors is commensurate with the extent to which it can be objectively verified. Examples of factors considered in determining deferred tax asset realizability include past earnings history, projections of taxable income and tax planning strategies, including the intent and ability to hold certain securities until they recover in value. Changes in tax laws or interpretations of such laws and/or statutory tax rates in countries in which we operate could have an impact on our valuation of net deferred tax assets. If there had been a 1% increase in the global effective income tax rate, the change would have resulted in an approximate $98 million increase in the net deferred income tax asset balance at December 31, 2025.
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

Acquisitions and Dispositions
Acquisition of PineBridge Investments
For information regarding the Company’s acquisition of PineBridge Investments, a global asset manager, see Note 3 of the Notes to the Consolidated Financial Statements.

Results of Operations
Overview
In the fourth quarter of 2025, MetLife completed the Strategic Reorganization. As a result, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. In conjunction with the Strategic Reorganization, effective January 1, 2025, the Company amended agreements between MIM and other MetLife entities to manage general account investments at current market rate fees, a change from 2024 and 2023. See “Business — Segments and Corporate & Other” and Note 1 of the Notes to the Consolidated Financial Statements for further information on the Strategic Reorganization and the Company’s segments and Corporate & Other.
Reinsurance Transactions
In 2025, the Company entered into a number of reinsurance agreements. See Note 9 of the Notes to the Consolidated Financial Statements for further information on these reinsurance transactions.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders was $3.2 billion, $4.2 billion and $1.4 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
•Adjusted earnings available to common shareholders was $5.9 billion, $5.8 billion and $5.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

Consolidated Results

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Revenues
Premiums	$49,779	$44,945	$44,283
Universal life and investment-type product policy fees	5,003	4,974	5,152
Net investment income	22,559	21,273	19,908
Other revenues	2,827	2,601	2,526
Net investment gains (losses)	(1,145)	(1,184)	(2,824)
Net derivative gains (losses)	(1,939)	(1,623)	(2,140)
Total revenues	77,084	70,986	66,905
Expenses
Policyholder benefits and claims and policyholder dividends	50,271	45,323	45,212
Policyholder liability remeasurement (gains) losses	(150)	(206)	(45)
Market risk benefit remeasurement (gains) losses	(508)	(1,109)	(994)
Interest credited to policyholder account balances	8,950	8,339	7,860
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	2,114	2,021	1,926
Interest expense on debt	1,061	1,037	1,045
Other expenses, net of capitalization of deferred policy acquisition costs	10,685	9,959	9,739
Total expenses	72,423	65,364	64,743
Income (loss) before provision for income tax	4,661	5,622	2,162
Provision for income tax expense (benefit)	1,258	1,178	560
Net income (loss)	3,403	4,444	1,602
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	24	18	24
Net income (loss) attributable to MetLife, Inc.	3,379	4,426	1,578
Less: Preferred stock dividends	194	200	198
Preferred stock redemption premium	12	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,173	$4,226	$1,380
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Net income (loss) available to MetLife, Inc.’s common shareholders - Decreased $1.1 billion primarily due to the following:
Net Investment Gains (Losses)(1) - Favorable change of $39 million ($31 million, net of income tax):
•Higher gains on foreign currency transactions
•Mark-to-market gains on equity securities in 2025 compared to losses in 2024
•Lower losses on sales of fixed maturity securities
Partially offset by:
•Higher increases to the ACLs on mortgage loans and higher impairments on real estate investments
Net Derivative Gains (Losses)(2) - Unfavorable change of $316 million ($250 million, net of income tax)(3):
•Certain key equity indexes increased in 2025 compared to decreased in 2024 - unfavorable impact to the estimated fair value of short futures

•Changes in the estimated fair value of the underlying assets - unfavorable impact to the estimated fair value of embedded derivatives related to funds withheld on reinsurance agreements
Largely offset by:
•The U.S. dollar weakened against the Japanese yen in 2025 compared to strengthened in 2024 - favorable impact to the estimated fair value of sell-U.S. dollar currency forwards
Market Risk Benefit Remeasurement (Gains) Losses(4) - Unfavorable change of $601 million ($475 million, net of income tax):
•Certain U.S. long-term interest rates increased less significantly in 2025 compared to 2024
Actuarial Assumption Review - Favorable change of $63 million ($38 million, net of income tax):

	Years Ended December 31,		Variance
Assumptions	2025	2024
	(In millions, net of income tax)
Economic	$(24)	$(55)	$31
Mortality	(9)	110	(119)
Morbidity	(20)	53	(73)
Policyholder behavior	38	(91)	129
Operational	117	47	70
Total	$102	$64	$38
•The actuarial assumption reviews resulted in gains of $102 million and $64 million for 2025 and 2024, respectively:
◦Of the $102 million gain, gains of $12 million and $1 million were recognized in market risk benefit remeasurement (gains) losses and net derivative gains (losses), respectively, both of which are discussed above, and a gain of $89 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦Of the $64 million gain, losses of $5 million and $1 million were recognized in market risk benefit remeasurement (gains) losses and net derivative gains (losses), respectively, both of which are discussed above, and a gain of $70 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦The $38 million increase was primarily driven by (i) updates to policyholder behavior assumptions in the accident & health business in the Asia segment and in the deferred annuities business in Corporate & Other related to lapse experience, (ii) updates to operational assumptions in Corporate & Other related to future premium rate increases for the long-term care business, and (iii) favorable economic conditions in 2025 for the Asia segment, largely offset by (i) less favorable mortality experience in the RIS segment, and (ii) updates made in 2025 to morbidity assumptions in Corporate & Other associated with an increase in incidence rates for the long-term care business
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $147 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Unfavorable change in effective tax rate - 27% in 2025 compared to 21% in 2024:
•2025 effective tax rate on income before provision for income tax was 27% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦Adjustments related to prior years’ taxes
◦Non-deductible losses

Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments
◦Tax rate change in Korea
◦Corporate tax deduction for stock compensation
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
•Total results for 2024 and 2023 include gains of $64 million and $9 million, respectively:
◦Of the $64 million gain, a loss of $5 million was recognized in MRB remeasurement (gains) losses, a loss of $1 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $70 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦Of the $9 million gain, a loss of $4 million was recognized in MRB remeasurement (gains) losses, a loss of $2 million was recognized in net derivative gains (losses), both of which are discussed above, and a gain of $15 million was recognized in adjusted earnings available to common shareholders, which is discussed below
◦The $55 million increase was primarily driven by (i) favorable mortality experience in the RIS segment in 2024, (ii) updates made in 2023 to morbidity assumptions in Corporate & Other associated with an increase in incident rates for the long-term care business, and (iii) updates to policyholder behavior assumptions in the Asia segment related to lapse assumptions in the accident & health business, partially offset by updates to policyholder behavior assumptions in Corporate & Other related to claim utilization experience for the long-term care business
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $271 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Favorable change in effective tax rate - 21% in 2024 compared to 26% in 2023:
•2024 effective tax rate on income before provision for income tax was equal to the U.S. statutory rate of 21% primarily due to tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments accounted for under the proportional amortization method in 2024
◦Corporate tax deduction for stock compensation
Offset by tax charges from:
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
(5)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings available to common shareholders and related measures.

Reconciliations of net income (loss) available to MetLife, Inc.’s common shareholders to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Year Ended December 31, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,473	$542	$885	$872	$338	$131	$(1,068)	$3,173
Add: Preferred stock dividends	—	—	—	—	—	—	194	194
Add: Preferred stock redemption premium	—	—	—	—	—	—	12	12
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	7	5	—	12	24
Net income (loss)	1,473	542	885	879	343	131	(850)	3,403
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(147)	(818)	(117)	51	10	(74)	(50)	(1,145)
Net derivative gains (losses)	(69)	(246)	(1,218)	295	(53)	—	(648)	(1,939)
Premiums	8	—	—	—	—	—	—	8
Universal life and investment-type product policy fees	—	—	—	—	—	—	6	6
Net investment income	(59)	345	402	(19)	705	—	(247)	1,127
Other revenues	—	(7)	—	36	—	—	158	187
Expenses:
Policyholder benefits and claims and policyholder dividends	(3)	(394)	209	(90)	—	—	65	(213)
Policyholder liability remeasurement (gains) losses	—	(3)	—	—	—	—	—	(3)
Market risk benefit remeasurement gains (losses)	—	113	64	—	17	—	314	508
Interest credited to policyholder account balances (“PABs”)	—	(70)	(388)	(158)	(700)	—	(103)	(1,419)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	(1)	(1)
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(8)	(350)	—	6	(3)	(18)	(108)	(481)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	59	301	231	(40)	—	23	57	631
Adjusted earnings	$1,692	$1,671	$1,702	$798	$367	$200	$(293)	$6,137
Less: Preferred stock dividends	—	—	—	—	—	—	194	194
Adjusted earnings available to common shareholders	$1,692	$1,671	$1,702	$798	$367	$200	$(487)	$5,943

Premiums, fees and other revenues	$25,477	$12,255	$6,768	$6,642	$2,901	$932	$2,634	$57,609
Less: adjustments to premiums, fees and other revenues	8	(7)	—	36	—	—	164	201
Adjusted premiums, fees and other revenues	$25,469	$12,262	$6,768	$6,606	$2,901	$932	$2,470	$57,408

Year Ended December 31, 2024

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,596	$1,138	$723	$522	$269	$(27)	$5	$4,226
Add: Preferred stock dividends	—	—	—	—	—	—	200	200
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	—	4	—	14	18
Net income (loss)	1,596	1,138	723	522	273	(27)	219	4,444
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(58)	(501)	(591)	28	(40)	(93)	71	(1,184)
Net derivative gains (losses)	118	278	(1,108)	(257)	(19)	—	(635)	(1,623)
Premiums	31	—	—	—	—	—	—	31
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(74)	(191)	441	(42)	625	—	(158)	601
Other revenues	—	(76)	—	—	—	—	186	110
Expenses:
Policyholder benefits and claims and policyholder dividends	(19)	(141)	255	(148)	—	—	71	18
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(11)	(7)	—	54	—	1,073	1,109
Interest credited to PABs	—	2	(372)	(81)	(624)	—	(109)	(1,184)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(11)	(30)	3	7	(4)	(17)	(65)	(117)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	3	141	481	134	(2)	28	(98)	687
Adjusted earnings	$1,606	$1,667	$1,621	$881	$283	$55	$(117)	$5,996
Less: Preferred stock dividends	—	—	—	—	—	—	200	200
Adjusted earnings available to common shareholders	$1,606	$1,667	$1,621	$881	$283	$55	$(317)	$5,796

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,606	$1,667	$1,605	$846	$280	$55	$(317)	$5,742

Premiums, fees and other revenues	$24,901	$8,518	$6,757	$5,936	$2,548	$718	$3,142	$52,520
Less: adjustments to premiums, fees and other revenues	31	(76)	—	—	—	—	186	141
Adjusted premiums, fees and other revenues	$24,870	$8,594	$6,757	$5,936	$2,548	$718	$2,956	$52,379

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$24,870	$8,594	$6,723	$5,751	$2,566	$718	$2,956	$52,178
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Year Ended December 31, 2023

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$1,521	$942	$(150)	$652	$253	$3	$(1,841)	$1,380
Add: Preferred stock dividends	—	—	—	—	—	—	198	198
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	2	7	4	—	11	24
Net income (loss)	1,521	942	(148)	659	257	3	(1,632)	1,602
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(56)	(563)	(1,019)	1	10	(73)	(1,124)	(2,824)
Net derivative gains (losses)	39	120	(921)	89	(44)	—	(1,423)	(2,140)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(153)	(449)	350	(34)	688	—	(243)	159
Other revenues	—	(75)	—	—	1	—	69	(5)
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(32)	183	(157)	—	—	11	5
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	29	43	—	40	—	882	994
Interest credited to PABs	—	—	(395)	(149)	(687)	—	(20)	(1,251)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	—	1	8	(5)	(16)	(81)	(93)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	36	204	328	61	(11)	22	394	1,034
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$70	$(97)	$5,723
Less: Preferred stock dividends	—	—	—	—	—	—	198	198
Adjusted earnings available to common shareholders	$1,655	$1,708	$1,282	$840	$265	$70	$(295)	$5,525

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,655	$1,708	$1,248	$791	$253	$70	$(295)	$5,430

Premiums, fees and other revenues	$23,929	$8,757	$6,969	$5,727	$2,347	$719	$3,513	$51,961
Less: adjustments to premiums, fees and other revenues	—	(75)	—	—	1	—	69	(5)
Adjusted premiums, fees and other revenues	$23,929	$8,832	$6,969	$5,727	$2,346	$719	$3,444	$51,966

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$23,929	$8,832	$6,608	$5,392	$2,271	$719	$3,444	$51,195
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $5.0 billion, or 10%, compared to 2024. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $5.2 billion, or 10%, compared to 2024, primarily due to growth in the pension risk transfer and U.K. longevity reinsurance businesses in the RIS segment, strong sales and solid persistency across the region in the Latin America segment, and growth in both core and voluntary products in the Group Benefits segment.
Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $413 million, or 1%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $1.2 billion, or 2%, compared to 2023, primarily due to growth in both core and voluntary products in the Group Benefits segment and strong sales and solid persistency across the region in the Latin America segment, partially offset by the decline in Corporate & Other from business run-off.

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Group Benefits	$1,692	$1,606	$1,655
RIS	1,671	1,667	1,708
Asia	1,702	1,621	1,282
Latin America	798	881	840
EMEA	367	283	265
MIM	200	55	70
Corporate & Other	(487)	(317)	(295)
Adjusted earnings available to common shareholders	$5,943	$5,796	$5,525

Adjusted earnings available to common shareholders on a constant currency basis	$5,943	$5,742	$5,430

Adjusted premiums, fees and other revenues	$57,408	$52,379	$51,966
Adjusted premiums, fees and other revenues on a constant currency basis	$57,408	$52,178	$51,195
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $147 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings available to common shareholders by approximately $7 million in Corporate & Other as a result of a reinsurance transaction that closed in December 2025
Foreign Currency - Decreased adjusted earnings available to common shareholders by $54 million, primarily in the Latin America and Asia segments
Market Factors - Increased adjusted earnings available to common shareholders by $130 million:
•Variable investment income increased - higher returns on real estate funds, private equity funds and mortgage loan funds, partially offset by lower returns on corporate debt funds

Partially offset by:
•Higher interest credited expenses - higher average interest crediting rates on long-duration products in the Asia segment and growth in long-duration products in the RIS segment, largely offset by lower average interest credited expenses in the Group Benefits and Latin America segments and Corporate & Other
•Recurring investment income decreased - lower average invested assets in Corporate & Other due to business run-off and lower income on derivatives, largely offset by positive flows from pension risk transfer transactions and funding agreement issuances in the RIS segment, higher income on real estate investments (which includes the impact of the fourth quarter 2025 change to the definition of adjusted earnings to exclude depreciation of wholly-owned real estate and REJVs), higher yields on fixed income securities and higher returns on FVO securities
Volume Growth - Increased adjusted earnings available to common shareholders by $301 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the majority of our segments
Partially offset by:
•Increase in interest credited expenses on long-duration products, primarily in the Asia and Latin America segments
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $219 million:
•Lower surrender charges and unfavorable claims experience in the Asia segment
•Unfavorable morbidity results, primarily in the Group Benefits segment
•Lower fees in our annuities business in Corporate & Other
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $20 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in June 2024, September 2024 and June 2025
Partially offset by:
•Senior note repayments at maturity in April 2024, March 2025 and November 2025
•Decreased interest expense on surplus notes
Expenses - Increased adjusted earnings available to common shareholders by $152 million:
•Lower expenses consistent with business run-off in Corporate & Other
•Lower employee-related and corporate-related expenses in Corporate & Other

Notable Items - Actuarial assumption review and other insurance adjustments, litigation reserves and settlement costs, and tax adjustments - Decreased adjusted earnings available to common shareholders by $69 million on a reported basis:

	Years Ended December 31,		Variance
	2025	2024
	(In millions, net of income tax)
Group Benefits	$(2)	$(58)	$56
RIS	13	104	(91)
Asia	70	(41)	111
Latin America	(104)	4	(108)
EMEA	(1)	(5)	4
MIM	—	—	—
Corporate & Other	(19)	22	(41)
Total	$(43)	$26	$(69)
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
Adjusted Earnings Available to Common Shareholders - Increased $271 million on a reported basis, primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings available to common shareholders by approximately $170 million as a result of the reinsurance transaction that closed in November 2023 in Corporate & Other
Foreign Currency - Decreased adjusted earnings available to common shareholders by $95 million, primarily in the Latin America and Asia segments
Market Factors - Increased adjusted earnings available to common shareholders by $232 million:
•Variable investment income increased - higher returns on private equity funds
•Recurring investment income increased - higher yields on fixed income securities and mortgage loans, as well as the impact of tax equity investments accounted for under the proportional amortization method in 2024, partially offset by lower income on derivatives and real estate investments
Largely offset by:
•Higher average interest crediting rates on investment-type and certain insurance products, primarily in the RIS and Asia segments
Volume Growth - Increased adjusted earnings available to common shareholders by $189 million:
•Higher average invested assets, primarily in the RIS and Latin America segments
•Higher sales and business growth in the EMEA and Latin America segments
Largely offset by:
•Increase in interest credited expenses on long-duration products, primarily in the RIS segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $190 million:
•Favorable mortality results, primarily in the Group Benefits segment, higher surrender charges in the Asia segment, and favorable morbidity experience in Corporate & Other, partially offset by unfavorable morbidity experience in the Group Benefits segment
•Favorable change from refinements to certain insurance assets and other liabilities in both years, primarily in the Asia and Group Benefits segments, partially offset by an unfavorable change to certain insurance liabilities in the RIS segment

Expenses - Decreased adjusted earnings available to common shareholders by $132 million:
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
•2024 effective tax rate on income before provision for income tax was 24% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
Partially offset by tax benefits from:
◦Non-taxable investment income
◦Low income housing and other tax credits, partially offset by the impact of tax equity investments accounted for under the proportional amortization method in 2024
◦Corporate tax deduction for stock compensation
•2023 effective tax rate on income before provision for income tax was 22% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
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
◦Low income housing and other tax credits
◦Non-taxable investment income
◦Corporate tax deduction for stock compensation
Notable Items - Actuarial assumption review and other insurance adjustments, litigation reserves and settlement costs, and tax adjustments - Increased adjusted earnings available to common shareholders by $88 million on a reported basis:

	Years Ended December 31,		Variance
	2024	2023
	(In millions, net of income tax)
Group Benefits	$(58)	$27	$(85)
RIS	104	61	43
Asia	(41)	(94)	53
Latin America	4	—	4
EMEA	(5)	18	(23)
MIM	—	—	—
Corporate & Other	22	(74)	96
Total	$26	$(62)	$88

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $599 million, or 2%, compared to 2024, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.
Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $941 million, or 4%, compared to 2023, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating life contracts, which can fluctuate with claims experience.

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$1,692	$1,606	$1,655

Adjusted premiums, fees and other revenues	$25,469	$24,870	$23,929
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $86 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $45 million:
•Interest credited expenses decreased - lower average interest crediting rates on retained asset accounts
•Variable investment income increased - higher returns on private equity funds and real estate funds
Partially offset by:
•Recurring investment income decreased - lower yields on fixed income securities
Volume Growth - Increased adjusted earnings by $47 million:
•Growth in both core and voluntary products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $41 million:
•Unfavorable morbidity - higher incidence and severity in the disability business, partially offset by favorable rate actions within the dental business
•Unfavorable change from refinements to certain insurance liabilities in both years
Partially offset by:
•Favorable mortality - primarily due to lower claim incidence and severity in our term life business
Expenses - Decreased adjusted earnings by $18 million:
•Higher commissions and other variable expenses and higher legal plan utilization exceeded a corresponding increase in adjusted premiums, fees and other revenues
Notable Items - Increased adjusted earnings by $56 million:
•2025 notable item - unfavorable impact of $2 million - actuarial assumption review
•2024 notable items - unfavorable impact of $58 million - actuarial assumption review and other insurance adjustments, which includes an unfavorable refinement on certain life policies

Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $49 million primarily due to the following business drivers:
Market Factors - Decreased adjusted earnings by $27 million:
•Recurring investment income decreased - lower income on derivatives, partially offset by higher yields on fixed income securities
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
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $3.7 billion, or 43%, compared to 2024. The increase was primarily driven by growth in our pension risk transfer and U.K. longevity reinsurance businesses. Changes in premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.
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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$1,671	$1,667	$1,708

Adjusted premiums, fees and other revenues	$12,262	$8,594	$8,832

Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $4 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $78 million:
•Variable investment income increased - higher returns on private equity funds, real estate funds, and mortgage loan funds
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, largely offset by the impact from a reinsurance transaction coupled with lower income on derivatives and an increase in fees paid to MIM due to the transition to current market rate fees in 2025
Largely offset by:
•Higher interest credited expenses - growth in investment-type and certain insurance products, partially offset by the impact from a reinsurance transaction
Expenses - Increased adjusted earnings by $17 million:
•Impact of certain product movements as a result of the Strategic Reorganization
Notable Items - Decreased adjusted earnings by $91 million:
•2025 notable item - favorable impact of $13 million - actuarial assumption review
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
•Higher expenses, including certain employee-related costs
Notable Items - Increased adjusted earnings by $43 million:
•2024 notable item - favorable impact of $104 million - actuarial assumption review
•2023 notable item - favorable impact of $61 million - actuarial assumption review

Asia
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $11 million, or less than 1%, compared to 2024. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $45 million, or 1%, compared to 2024, as increases in premiums in life products in Korea and Bangladesh were largely offset by lower fee income from Japan’s foreign currency-denominated life and annuity products and a decrease in premiums from Japan’s accident & health products.
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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$1,702	$1,621	$1,282
Adjusted earnings on a constant currency basis	$1,702	$1,605	$1,248

Adjusted premiums, fees and other revenues	$6,768	$6,757	$6,969
Adjusted premiums, fees and other revenues on a constant currency basis	$6,768	$6,723	$6,608
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $81 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $16 million:
•Korean won and Australian dollar weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $42 million:
•Recurring investment income increased - higher yields on fixed income securities and higher income on derivatives
•Variable investment income increased - higher returns on real estate funds and private equity funds, partially offset by lower returns on corporate debt funds
Largely offset by:
•Interest credited expenses increased - higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $110 million:
•Business growth across the region, mainly driven by higher positive net flows, which resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on long-duration products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $113 million:
•Lower surrender charges in Japan
•Unfavorable claims experience in Australia
•Unfavorable change from refinements to certain insurance liabilities in both years

Taxes - Decreased adjusted earnings by $41 million:
•Unfavorable change in Japan - impact from a tax rate change in 2025
•Unfavorable change in Korea - higher dividend withholding tax and impact from a tax rate change in 2025 and tax benefits due to a tax audit settlement in 2024
Notable Items - Increased adjusted earnings by $111 million on a reported basis:
•2025 notable item - favorable impact of $70 million - actuarial assumption review
•2024 notable item - unfavorable impact of $41 million - actuarial assumption review
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
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
Notable Items - Increased adjusted earnings by $53 million on a reported basis:
•2024 notable item - unfavorable impact of $41 million - actuarial assumption review
•2023 notable item - unfavorable impact of $94 million - actuarial assumption review

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $670 million, or 11%, compared to 2024. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $855 million, or 15%, compared to 2024, mainly driven by strong sales and solid persistency across the region.
Adjusted premiums, fees and other revenues for the year ended December 31, 2024 increased $209 million, or 4%, compared to 2023. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $544 million, or 10%, compared to 2023, mainly driven by strong sales and solid persistency across the region.

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$798	$881	$840
Adjusted earnings on a constant currency basis	$798	$846	$791

Adjusted premiums, fees and other revenues	$6,606	$5,936	$5,727
Adjusted premiums, fees and other revenues on a constant currency basis	$6,606	$5,751	$5,392
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Decreased $83 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $35 million:
•Mexican peso weakened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $28 million:
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
Largely offset by:
•Interest credited expenses decreased - lower average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $95 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales resulted in higher average invested assets in Mexico and Brazil
Partially offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $21 million:
•Favorable refinements to certain insurance liabilities primarily in Chile and Mexico in 2024
Expenses - Increased adjusted earnings by $10 million:
•An increase in adjusted premiums, fees, and other revenues exceeded the corresponding increase in expenses
Taxes - Increased adjusted earnings by $6 million:
•Income tax refund in Chile

Partially offset by:
•Tax adjustments in both years - recurring tax item related to inflation and adjustments related to the filing of the tax returns in Chile, Mexico and U.S.
Notable Items - Decreased adjusted earnings by $108 million:
•2025 notable items - unfavorable impact of $104 million comprised of unfavorable impacts of $4 million - actuarial assumption review and $100 million - tax adjustments related to the resolution of an industry-wide value-added tax matter in Mexico
•2024 notable item - favorable impact of $4 million - actuarial assumption review
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
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
Notable Items - Increased adjusted earnings by $4 million:
•2024 notable item - favorable impact of $4 million - actuarial assumption review

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the year ended December 31, 2025 increased $353 million, or 14%, compared to 2024. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $335 million, or 13%, compared to 2024, primarily due to growth in our (i) corporate solutions business in the U.K., the Gulf and Egypt, (ii) credit life business in Turkey and Romania, (iii) accident & health and ordinary life businesses across the region, and (iv) pension business in Turkey.
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

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$367	$283	$265
Adjusted earnings on a constant currency basis	$367	$280	$253

Adjusted premiums, fees and other revenues	$2,901	$2,548	$2,346
Adjusted premiums, fees and other revenues on a constant currency basis	$2,901	$2,566	$2,271
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $84 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Decreased adjusted earnings by $3 million:
•Turkish lira and Egyptian pound weakened against the U.S. dollar
Largely offset by:
•Euro and British pound strengthened against the U.S. dollar
Market Factors - Increased adjusted earnings by $20 million:
•Recurring investment income increased - higher yields on fixed income securities
Partially offset by:
•Interest credited expense increased - higher average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $67 million:
•Increase in sales and business growth:
◦Credit life business in Turkey and Romania
◦Accident & health and ordinary life businesses across the region
◦Corporate solutions business in the Gulf, the U.K. and Egypt
◦Pension business in Turkey
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $4 million:
•Favorable underwriting experience across the region
Taxes - Decreased adjusted earnings by $11 million:
•Tax-related adjustments in both years

Notable Items - Increased adjusted earnings by $4 million on a reported basis:
•2025 notable item - unfavorable impact of $1 million - actuarial assumption review
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
•2024 notable item - unfavorable impact of $5 million - actuarial assumption review
•2023 notable items - favorable impact of $18 million - actuarial assumption review and other insurance adjustments
MetLife Investment Management
Business Overview. Other revenues for the year ended December 31, 2025 increased $214 million, or 30%, compared to 2024, primarily as a result of the Company amending agreements between MIM and other MetLife entities to manage general account investments at current market rate fees, effective January 1, 2025, a change from 2024. In addition, there was growth in other revenues from an increase in MIM General Account AUM, and net inflows and an acquisition that increased Institutional Client AUM, primarily from real estate, public fixed income and private fixed income.

Other revenues for the year ended December 31, 2024 were nearly unchanged compared to 2023, as growth in general account revenues was offset by lower Institutional Client revenues primarily from real estate, private fixed income and public fixed income.

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings	$200	$55	$70

Other revenues by client segment:
Institutional Client	$369	$301	$316
General Account	563	417	403
Other revenues	$932	$718	$719
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $145 million primarily due to the following business drivers:
Volume Growth - Increased adjusted earnings by $19 million:
•Higher general account revenues - MIM General Account AUM growth from MetLife’s insurance operations
•Higher Institutional Client revenues - higher Institutional Client AUM from organic business growth and an acquisition, primarily from real estate, public fixed income and private fixed income
Operating Margin Expansion - Increased adjusted earnings by $126 million:
•Transition to current market rate fees in 2025 for general account investments, coupled with expense management
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Decreased $15 million primarily due to the following business drivers:
Operating Margin Expansion - Decreased adjusted earnings by $15 million:
•Higher corporate-related expenses

Corporate & Other

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Adjusted earnings available to common shareholders	$(487)	$(317)	$(295)

Adjusted premiums, fees and other revenues	$2,470	$2,956	$3,444
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Decreased $170 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings available to common shareholders by approximately $7 million as a result of a reinsurance transaction that closed in December 2025
Market Factors - Decreased adjusted earnings available to common shareholders by $151 million:
•Recurring investment income decreased - lower average invested assets due to business run-off and lower yields on mortgage loans, as well as an increase in fees paid to MIM due to the transition to current market rate fees in 2025, partially offset by higher income on real estate investments (which includes the impact of the fourth quarter 2025 change to the definition of adjusted earnings to exclude depreciation of wholly-owned real estate and REJVs)
Largely offset by:
•Interest credited expenses decreased - primarily as a result of the Strategic Reorganization
•Variable investment income increased - higher returns on private equity funds, mortgage loan funds and real estate funds, partially offset by lower returns on corporate debt funds
Volume Growth - Decreased adjusted earnings available to common shareholders by $37 million:
•Decline due to business run-off
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings available to common shareholders by $42 million:
•Lower fees in our annuities business
•Unfavorable morbidity experience in our long-term care business
Partially offset by:
•Lower dividend expense due to business run-off
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $20 million:
•Subordinated debt securities issuance in March 2025
•Senior note issuances in June 2024, September 2024 and June 2025
Partially offset by:
•Senior note repayments at maturity in April 2024, March 2025 and November 2025
•Decreased interest expense on surplus notes
Other Expenses - Increased adjusted earnings available to common shareholders by $138 million:
•Lower expenses consistent with business run-off, largely offset by the impact of certain product movements as a result of the Strategic Reorganization
•Lower employee-related and corporate-related expenses

Taxes - Decreased adjusted earnings available to common shareholders by $19 million:
•Tax adjustments in both years - adjustments related to the filing of the U.S. tax return, partially offset by additional tax credits
Notable Items - Decreased adjusted earnings available to common shareholders by $41 million:
•2025 notable items - unfavorable impact of $19 million comprised of unfavorable impact of $32 million - litigation reserves, partially offset by favorable impact of $13 million - actuarial assumption review and other insurance adjustments
•2024 notable items - favorable impact of $22 million comprised of favorable impacts of $57 million - tax adjustments related to interest associated with a tax refund and $12 million - actuarial assumption review and other insurance adjustments, partially offset by unfavorable impact of $47 million - litigation reserves
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Decreased $22 million primarily due to the following business drivers:
Reinsurance Transaction - Decreased adjusted earnings available to common shareholders by approximately $170 million as a result of the reinsurance transaction that closed in November 2023
Market Factors - Increased adjusted earnings available to common shareholders by $134 million:
•Variable investment income increased - higher returns on private equity funds
•Decrease in interest credited expenses on long-duration products
Partially offset by:
•Recurring investment income decreased slightly - lower average invested assets due to business run-off, lower income on derivatives, and lower income on real estate investments, offset by the impact of tax equity investments accounted for under the proportional amortization method in 2024 and higher yields on fixed income securities
Volume Growth - Decreased adjusted earnings available to common shareholders by $40 million:
•Decline due to business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $27 million:
•Favorable morbidity experience in our long-term care business
•Lower dividend expense due to business run-off
Interest Expense on Debt - Increased adjusted earnings available to common shareholders by $11 million:
•Surplus notes repayments at maturity in January and February 2024
•Senior note repayment at maturity in April 2024
•Early senior note redemptions in February 2023 and April 2024
•Interest rate decrease on surplus notes
Partially offset by:
•Senior note issuances in July 2023, March 2024, June 2024 and September 2024
Other Expenses - Increased adjusted earnings available to common shareholders by $30 million:
•Lower costs associated with corporate initiatives and projects, as well as lower employee-related expenses
Partially offset by:
•Higher legal expenses

Taxes - Decreased adjusted earnings available to common shareholders by $116 million:
•Lower tax preferenced items, primarily due to the impact of tax equity investments accounted for under the proportional amortization method in 2024
Notable Items - Increased adjusted earnings available to common shareholders by $96 million:
•2024 notable items - favorable impact of $22 million comprised of favorable impacts of $57 million - tax adjustments related to interest associated with a tax refund and $12 million - actuarial assumption review and other insurance adjustments, partially offset by unfavorable impact of $47 million - litigation reserves
•2023 notable items - unfavorable impact of $76 million - litigation reserves, slightly offset by favorable impact of $2 million - actuarial assumption review and other insurance adjustments

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on the appropriate level of diversification and asset quality.
We manage our investment portfolio using disciplined ALM principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with most of our portfolio invested in fixed maturity securities AFS and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures. “Reinsurance activity” relates to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents. Reinsurance activity, unless otherwise stated, has been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 9 of the Notes to the Consolidated Financial Statements for more information about reinsurance.
The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	December 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$4,911	$790
U.S. government and agency	3,816	78
Residential mortgage-backed securities (“RMBS”)	2,987	286
Foreign corporate	2,329	405
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	2,139	201
Commercial mortgage-backed securities (“CMBS”)	812	165
Foreign government	720	355
Municipals	486	111
Total fixed maturity securities AFS	18,200	2,391
Equity securities	105	—
Mortgage loans:
Agricultural	910	—
Commercial	829	82
Residential	720	3
Total mortgage loans	2,459	85
Real estate and REJVs	9	—
Other limited partnership interests	205	11
Other invested assets - derivatives	25	—
Other invested assets - other	114	—
Short-term investments, cash and cash equivalents	1,314	206
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$22,431	$2,693

Mortgage Loans Originated for Third Parties
The Company originates and acquires mortgage loans and, in certain cases, transfers proportional rights to cash flows from certain mortgage loans to third parties under participation agreements, which are recorded as secured borrowings. “Third-party mortgage loan activity” relates to amounts associated with mortgage loans originated and acquired for third parties, including (i) the related investment returns and expenses which are passed through to the third-party lenders and (ii) the corresponding mortgage loan assets. Third-party mortgage loan activity, unless otherwise stated, has been excluded from the amounts within the Investments sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the information of mortgage loan assets originated and acquired and transferred to third parties:

	December 31, 2025	December 31, 2024
Portfolio Segment	Carrying Value
	(In millions)
Commercial	$6,017	$7,185
Agricultural	350	282
Total mortgage loan assets originated and acquired and transferred to third parties	$6,367	$7,467
Current Environment
As a global financial services company, we continue to be impacted by the changing global financial and economic environment, the fiscal and monetary policy of governments and central banks around the world and other governmental measures. Global inflation, supply chain disruptions and acts of war continue to impact the global economy and financial markets and have caused volatility in the global equity, credit and real estate markets. See “— Industry Trends — Financial and Economic Environment” for further information regarding conditions in the global financial markets and the economy generally which may affect us. These factors may persist for some time and may continue to impact pricing levels of risk-bearing investments, as well as our business operations, investment portfolio and derivatives. See “— Results of Operations — Consolidated Results” and “— Results of Operations — Consolidated Results — Adjusted Earnings Available to Common Shareholders” for impacts on our derivatives and analysis of the period over period changes in investment portfolio results and “Investments — Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position” in Note 11 of the Notes to the Consolidated Financial Statements for impacts on the net unrealized gain (loss) on our fixed maturity securities AFS.
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

	Selected Country Fixed Maturity Securities AFS at December 31, 2025
Country	Sovereign (1)	Financial Services	Total (2)
	(Dollars in millions)
Ukraine	$18	$2	$20
Russian Federation	15	—	15
Total	$33	$2	$35
Investment grade %	—%	—%	—%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $68 million and $35 million, respectively, at December 31, 2025.

We manage direct and indirect investment exposure in the selected countries through fundamental analysis, and we continually monitor and adjust our level of investment exposure. We do not expect that our general account investments in these countries will have a material adverse effect on our results of operations or financial condition.
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
Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Years Ended December 31,
	2025	2024
	(In millions)
Net investment income — GAAP	$22,559	$21,273
Investment hedge adjustments	410	604
Unit-linked investment income	(1,217)	(1,091)
Reinsurance activity	(489)	(31)
Depreciation of wholly-owned real estate and REJVs	72
Other	97	(83)
Adjusted net investment income (1)	$21,432	$20,672
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Years Ended December 31,
	2025		2024
Asset Class	Yield% (1)	Amount	Yield% (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.54%	$13,765	4.44%	$13,089
Mortgage loans (3)	5.20	4,096	5.29	4,378
Real estate and REJVs	3.48	475	(0.12)	(15)
Policy loans	5.63	449	5.60	453
Equity securities	4.26	23	4.38	23
Other limited partnership interests	8.28	1,194	6.73	965
Cash and short-term investments	4.26	903	5.04	961
Other invested assets		1,142		1,414
Investment income	4.91%	$22,047	4.80%	$21,268
Investment fees and expenses	(0.14)	(614)	(0.13)	(595)
Net investment income including divested businesses (4)	4.77%	$21,433	4.67%	$20,673
Less: net investment income from divested businesses (4)		1		1
Adjusted net investment income		$21,432		$20,672
__________________

(1)We calculate annualized yields using adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), Third-party mortgage loan activity, Reinsurance activity, collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, contractholder-directed equity securities and FVO securities held by collateralized financing entities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $225 million and $205 million for the years ended December 31, 2025 and 2024, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
(3)Investment income from fixed maturity securities and mortgage loans includes prepayment fees.
(4)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Consolidated Financial Statements for discussion of divested businesses.
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
Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	December 31,
	2025		2024
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$213,182	71.6%	$201,259	72.2%
Privately placed	84,549	28.4	77,393	27.8
Total fixed maturity securities AFS, excluding Reinsurance activity	$297,731	100.0%	$278,652	100.0%
Reinsurance activity	18,200		2,391
Total fixed maturity securities AFS	$315,931		$281,043
Percentage of cash and invested assets, excluding Reinsurance activity	63.1%		60.7%
Equity securities
Publicly traded	$543	72.1%	$474	66.6%
Privately held	210	27.9	238	33.4
Total equity securities, excluding Reinsurance activity	$753	100.0%	$712	100.0%
Reinsurance activity	105		—
Total equity securities	$858		$712
Percentage of cash and invested assets, excluding Reinsurance activity	0.2%		0.2%

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
Included within fixed maturity securities AFS are structured securities, including RMBS, ABS & CLO and CMBS (collectively, “Structured Products”). See “— Structured Products” for further information.
Valuation of Securities. We are responsible for the determination of the estimated fair value of our investments. We determine the estimated fair value of publicly traded securities after considering one of three primary sources of information: quoted market prices in active markets, independent pricing services, or independent broker quotations. We determine the estimated fair value of privately placed securities after considering one of three primary sources of information: market standard internal matrix pricing, market standard internal discounted cash flow techniques, or independent pricing services (after we determine the independent pricing services’ use of available observable market data). For publicly traded securities, the number of quotations obtained varies by instrument and depends on the liquidity of the particular instrument. Generally, we obtain prices from multiple pricing services to cover all asset classes and obtain multiple prices for certain securities, but ultimately utilize the price with the highest placement in the fair value hierarchy. Independent pricing services that value these instruments use market standard valuation methodologies based on data about market transactions and inputs from multiple pricing sources that are market observable or can be derived principally from or corroborated by observable market data. See Note 13 of the Notes to the Consolidated Financial Statements for a discussion of the types of market standard valuation methodologies utilized and key assumptions and observable inputs used in applying these standard valuation methodologies. When a price is not available in the active market or through an independent pricing service, management values the security primarily using market standard internal matrix pricing or discounted cash flow techniques, and non-binding quotations from independent brokers who are knowledgeable about these securities. Independent non-binding broker quotations utilize inputs that may be difficult to corroborate with observable market data. As shown in the following section, less than 1% of our fixed maturity securities AFS were valued using non-binding quotations from independent brokers at December 31, 2025.
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

	December 31, 2025
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,738	5.3%	$464	61.7%
Level 2
Independent pricing sources	250,726	84.2	74	9.8
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$250,726	84.2%	$77	10.2%
Level 3
Independent pricing sources	29,737	10.0	96	12.7
Internal matrix pricing or discounted cash flow techniques	1,091	0.4	110	14.6
Independent broker quotations	439	0.1	6	0.8
Significant unobservable inputs	$31,267	10.5%	$212	28.1%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance activity	$297,731	100.0%	$753	100.0%
Reinsurance activity	18,200		105
Total fixed maturity securities AFS and equity securities at estimated fair value	$315,931		$858
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in three sectors at December 31, 2025: foreign corporate securities, U.S. corporate securities and RMBS. During the year ended December 31, 2025, Level 3 fixed maturity securities AFS decreased by $3.3 billion, or 9.5%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3 and an increase in Reinsurance activity, offset by purchases in excess of sales and an increase in estimated fair value recognized in OCI.
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

		December 31,
		2025				2024
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$222,728	$(18,870)	$203,858	68.5%	$212,723	$(20,624)	$192,099	68.9%
Baa	2	83,314	(1,437)	81,877	27.5	79,308	(4,963)	74,345	26.7
Subtotal investment grade		306,042	(20,307)	285,735	96.0	292,031	(25,587)	266,444	95.6
Ba	3	8,212	61	8,273	2.8	8,834	(154)	8,680	3.1
B	4	3,460	(81)	3,379	1.1	3,279	(244)	3,035	1.1
Caa and lower	5	284	(35)	249	0.1	478	(53)	425	0.2
In or near default	6	110	(15)	95	—	106	(38)	68	—
Subtotal below investment grade		12,066	(70)	11,996	4.0	12,697	(489)	12,208	4.4
Total fixed maturity securities AFS, excluding Reinsurance activity		$318,108	$(20,377)	$297,731	100.0%	$304,728	$(26,076)	$278,652	100.0%
Reinsurance activity		18,844	(644)	18,200		2,533	(142)	2,391
Total fixed maturity securities AFS		$336,952	$(21,021)	$315,931		$307,261	$(26,218)	$281,043
The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of the NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
December 31, 2025
U.S. corporate	$43,731	$34,802	$2,930	$1,451	$88	$46	$83,048
Foreign corporate	19,541	35,132	3,038	470	71	8	58,260
RMBS	40,736	1,502	166	19	4	4	42,431
Foreign government	30,069	6,679	1,828	1,398	34	20	40,028
U.S. government and agency	33,387	319	—	—	—	—	33,706
ABS & CLO	17,455	2,944	285	41	31	1	20,757
Municipals	10,161	392	26	—	—	—	10,579
CMBS	8,778	107	—	—	21	16	8,922
Total fixed maturity securities AFS, excluding Reinsurance activity	$203,858	$81,877	$8,273	$3,379	$249	$95	$297,731
Percentage of total	68.5%	27.5%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance activity	13,134	4,684	206	96	80	—	18,200
Total fixed maturity securities AFS	$216,992	$86,561	$8,479	$3,475	$329	$95	$315,931
December 31, 2024
U.S. corporate	$40,319	$33,271	$3,458	$1,282	$222	$32	$78,584
Foreign corporate	18,419	31,264	3,157	375	124	15	53,354
Foreign government	31,927	5,078	1,529	1,302	46	13	39,895
RMBS	32,860	1,144	81	38	8	4	34,135
U.S. government and agency	32,982	368	—	—	—	—	33,350
ABS & CLO	16,927	2,993	405	38	25	2	20,390
Municipals	9,557	183	22	—	—	—	9,762
CMBS	9,108	44	28	—	—	2	9,182
Total fixed maturity securities AFS, excluding Reinsurance activity	$192,099	$74,345	$8,680	$3,035	$425	$68	$278,652
Percentage of total	68.9%	26.7%	3.1%	1.1%	0.2%	—%	100.0%
Reinsurance activity	1,592	783	10	—	6	—	2,391
Total fixed maturity securities AFS	$193,691	$75,128	$8,690	$3,035	$431	$68	$281,043

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either December 31, 2025 or 2024. The top 10 holdings comprised 1% of total investments at both December 31, 2025 and 2024. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	December 31,
	2025		2024
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$33,265	23.5%	$30,381	23.1%
Consumer (cyclical and non-cyclical)	28,297	20.0	26,823	20.3
Utility	26,853	19.0	25,029	19.0
Industrial (basic, capital goods and other)	15,085	10.7	14,681	11.1
Transportation	13,572	9.6	12,208	9.3
Communications	9,651	6.8	9,536	7.2
Energy	8,160	5.8	7,411	5.6
Technology	4,907	3.5	4,359	3.3
Other	1,518	1.1	1,510	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance activity	$141,308	100.0%	$131,938	100.0%
Reinsurance activity	7,240		1,195
Total U.S. and foreign corporate fixed maturity securities AFS	$148,548		$133,133

Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $72.1 billion and $63.7 billion of Structured Products at estimated fair value, at December 31, 2025 and 2024, respectively, as presented in the RMBS, ABS & CLO and CMBS sections below.
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

The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$25,704	60.6%	$(468)	$21,568	63.2%	$(1,370)
Pass-through mortgage-backed securities	16,727	39.4	(669)	12,567	36.8	(1,294)
Total RMBS, excluding Reinsurance activity	$42,431	100.0%	$(1,137)	$34,135	100.0%	$(2,664)
Reinsurance activity	2,987		(11)	286		1
Total RMBS	$45,418		$(1,148)	$34,421		$(2,663)
Risk profile
Agency	$27,064	63.8%	$(972)	$20,660	60.5%	$(2,058)
Non-Agency
Prime and prime investor	8,303	19.6	(119)	6,390	18.7	(374)
NQM and Alt-A	1,780	4.2	11	1,699	5.0	(37)
Reperforming and sub-prime	3,355	7.9	(67)	3,579	10.5	(173)
Other (1)	1,929	4.5	10	1,807	5.3	(22)
Subtotal Non-Agency	15,367	36.2%	(165)	13,475	39.5%	(606)
Total RMBS, excluding Reinsurance activity	$42,431	100.0%	$(1,137)	$34,135	100.0%	$(2,664)
Reinsurance activity	2,987		(11)	286		1
Total RMBS	$45,418		$(1,148)	$34,421		$(2,663)
Ratings profile
Rated Aaa and Aa	$37,374	88.1%		$29,158	85.4%
Designated NAIC 1	$40,736	96.0%		$32,860	96.3%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase and the vast majority are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and most are investment grade under NAIC designations.

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS and CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,070	10.0%	$(8)	$1,938	9.5%	$(22)
Consumer loans	1,203	5.8	(2)	1,173	5.8	(34)
Student loans	896	4.3	(19)	671	3.3	(37)
Vehicle and equipment loans	886	4.3	8	1,328	6.5	(1)
Credit card	855	4.1	15	1,122	5.5	7
Franchise	739	3.6	(16)	816	4.0	(35)
Other (1)	7,103	34.2	(123)	6,197	30.4	(263)
Total	13,752	66.3%	(145)	13,245	65.0%	(385)
CLO (2)	7,005	33.7%	8	7,145	35.0%	11
Total ABS & CLO, excluding Reinsurance activity	$20,757	100.0%	$(137)	$20,390	100.0%	$(374)
Reinsurance activity	2,140		12	201		1
Total ABS & CLO	$22,897		$(125)	$20,591		$(373)
ABS ratings profile
Rated Aaa and Aa	$3,781	27.5%		$3,977	30.0%
Designated NAIC 1	$10,945	79.6%		$10,366	78.3%
CLO ratings profile
Rated Aaa and Aa	$5,137	73.3%		$5,313	74.4%
Designated NAIC 1	$6,555	93.6%		$6,386	89.4%
ABS & CLO ratings profile
Rated Aaa and Aa	$8,918	43.0%		$9,290	45.6%
Designated NAIC 1	$17,500	84.3%		$16,752	82.2%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	December 31,
	2025			2024
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,314	48.4%	$(124)	$5,097	55.5%	$(325)
Single asset and single borrower	2,259	25.3	(35)	2,197	23.9	(75)
Agency	1,206	13.5	(100)	715	7.8	(116)
Commercial real estate collateralized loan obligations	150	1.7	1	249	2.7	(1)
Other	993	11.1	(4)	924	10.1	20
Total CMBS, excluding Reinsurance activity	$8,922	100.0%	$(262)	$9,182	100.0%	$(497)
Reinsurance activity	812		—	165		3
Total CMBS	$9,734		$(262)	$9,347		$(494)
Ratings profile
Rated Aaa and Aa	$7,017	78.6%		$7,467	81.3%
Designated NAIC 1	$8,779	98.4%		$9,108	99.2%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 11 of the Notes to the Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.2 billion and $14.4 billion at December 31, 2025 and 2024, respectively, including a portion that may require the immediate return of cash collateral we hold. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $640 million and $433 million at December 31, 2025 and 2024, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our consolidated financial statements and cannot be sold or re-pledged, was $658 million and $443 million at December 31, 2025 and 2024, respectively.
Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. See Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information.

Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	December 31,
	2025				2024
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$42,406	55.2%	$659	1.6%	$48,967	59.6%	$461	0.9%
Agricultural	18,284	23.8	108	0.6%	19,030	23.1	83	0.4%
Residential	16,060	20.9	251	1.6%	14,186	17.3	179	1.3%
Mortgage loans held-for-sale	35	0.1	—	—%	—	—	—	—%
Mortgage loans, excluding Reinsurance activity and Third-party mortgage loan activity	$76,785	100.0%	$1,018	1.3%	$82,183	100.0%	$723	0.9%
Reinsurance activity	2,487		28		85		—
Third-party mortgage loan activity	6,514		147		7,544		77
Mortgage loans	$85,786		$1,193		$89,812		$800
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Chile at December 31, 2025. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 17%, 8% and 7%, respectively, of total commercial and agricultural mortgage loans at December 31, 2025. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 90% collateralized by properties located in the U.S., and the remaining 10% collateralized by properties located in Chile, at December 31, 2025. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 33%, 10% and 7%, respectively, of total residential mortgage loans at December 31, 2025.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,395	19.8%	$8,738	17.8%
Non-U.S.	7,076	16.7	7,901	16.1
Middle Atlantic	5,699	13.4	6,938	14.2
South Atlantic	5,205	12.3	5,890	12.0
West South Central	3,260	7.7	3,228	6.6
Mountain	2,348	5.5	2,317	4.7
New England	2,249	5.3	2,680	5.5
East North Central	1,185	2.8	1,453	3.0
East South Central	451	1.1	481	1.0
West North Central	401	0.9	410	0.8
Multi-Region and Other	6,137	14.5	8,931	18.3
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	42,406	100.0%	48,967	100.0%
Reinsurance activity	832		82
Third-party mortgage loan activity	6,162		7,260
Total amortized cost	$49,400		$56,309
Less: ACL	807		461
Carrying value, net of ACL	$48,593		$55,848
Property Type
Office	$16,480	38.9%	$18,269	37.3%
Apartment	8,748	20.6	10,472	21.4
Retail	6,013	14.2	6,612	13.5
Single Family Rental	4,221	9.9	5,355	10.9
Industrial	3,718	8.8	4,999	10.2
Hotel	3,134	7.4	3,178	6.5
Other	92	0.2	82	0.2
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	42,406	100.0%	48,967	100.0%
Reinsurance activity	832		82
Third-party mortgage loan activity	6,162		7,260
Total amortized cost	$49,400		$56,309
Less: ACL	807		461
Carrying value, net of ACL	$48,593		$55,848
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

Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on mortgage loans by credit quality indicator. See Note 11 of the Notes to the Consolidated Financial Statements for further information by performance indicator.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 68% and 69% at December 31, 2025 and 2024, respectively, and our average DSCR was 2.1x at both December 31, 2025 and 2024. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 46% at both December 31, 2025 and 2024. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $42.4 billion at amortized cost at December 31, 2025 by key credit quality indicators of LTV and DSCR was as follows:

	December 31, 2025
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	53.7%	0.7%	1.6%	56.0%
65% - 75%	12.2%	1.8%	1.5%	15.5%
76% - 80%	4.8%	0.2%	0.4%	5.4%
>80%	13.3%	5.8%	4.0%	23.1%
Total	84.0%	8.5%	7.5%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $18.3 billion at amortized cost at December 31, 2025 by the key credit quality indicator of LTV was as follows:

December 31, 2025
LTV	Total
<65%	91.4%
65% - 75%	7.2%
76% - 80%	0.3%
>80%	1.1%
Total	100.0%

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
Real Estate and REJVs
Our real estate investments are comprised of wholly-owned properties, and interests in both REJVs and real estate funds which invest in a wide variety of properties and property types, consisting of single and multi-property projects, and are broadly diversified across multiple property types and geographies.
The carrying value of our real estate investments was $13.4 billion and $13.3 billion at December 31, 2025 and 2024, respectively, or 2.8% and 2.9% of cash and invested assets, at December 31, 2025 and 2024, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.4 billion and $3.7 billion unrealized gain position at December 31, 2025 and 2024, respectively.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded impairment loss of $190 million and $36 million during the years ended December 31, 2025 and 2024, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 11 of the Notes to the Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.

Property type diversification: Our real estate investments are categorized by property type as follows at:

	December 31,
	2025		2024
Property Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Office	$4,592	34.2%	$4,285	32.1%
Retail	1,168	8.7	1,257	9.4
Land	938	7.0	906	6.8
Apartment	904	6.7	977	7.3
Hotel	689	5.1	700	5.3
Industrial	304	2.3	309	2.3
Other	22	0.2	35	0.3
Agriculture	21	0.2	18	0.1
Wholly-owned and REJVs	$8,638	64.4%	$8,487	63.6%
Real estate funds	3,638	27.1	3,649	27.4
Diversified property types and multi-property projects	1,155	8.5	1,206	9.0
Total real estate and REJVs, excluding Reinsurance activity	$13,431	100.0%	$13,342	100.0%
Reinsurance activity	9		—
Total real estate and REJVs	$13,440		$13,342
Geographical diversification: Wholly-owned and REJVs totaled $8.6 billion at December 31, 2025, 66% of which were located in the U.S. and 34% of such properties were located outside the U.S., at December 31, 2025, at carrying value. The portion of these properties located in Japan, Washington, D.C. and Georgia were 28%, 9% and 8%, respectively, at December 31, 2025, at carrying value.
Other Limited Partnership Interests
Other limited partnership interests are comprised of investments in private funds, including private equity funds. At December 31, 2025 and 2024, the carrying value of other limited partnership interests was $14.7 billion and $14.4 billion, respectively. Other limited partnership interests were 3.1% of cash and invested assets at both December 31, 2025 and 2024. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	December 31,
	2025		2024
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
		(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,020	43.4%	$8,212	44.4%
Company-owned life insurance policies	1,832	11.3	1,738	9.4
Direct financing leases	1,333	8.2	1,228	6.6
Annuities funding structured settlement claims	1,244	7.7	1,248	6.7
Operating joint ventures	1,235	7.6	2,006	10.8
FHLBNY common stock	700	4.3	699	3.8
Tax credit and renewable energy partnerships	676	4.2	714	3.9
Funds withheld	478	3.0	433	2.3
Leveraged leases	365	2.3	623	3.4
Other	1,310	8.0	1,603	8.7
Total other invested assets, excluding Reinsurance activity	$16,193	100.0%	$18,504	100.0%
Reinsurance activity	139		—
Total other invested assets	$16,332		$18,504
Percentage of cash and invested assets, excluding Reinsurance activity	3.4%		4.0%
__________________
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements for information regarding freestanding derivatives with positive estimated fair values, company-owned life insurance policies, direct financing and leveraged leases, annuities funding structured settlement claims, operating joint ventures, FHLBNY common stock, tax credit and renewable energy partnerships, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 24 of the Notes to the Consolidated Financial Statements for the amount of our unfunded investment commitments at December 31, 2025 and 2024. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 11 of the Notes to the Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and REJVs” and “— Other Limited Partnership Interests.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at December 31, 2025 and 2024.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the years ended December 31, 2025, 2024 and 2023.
See “— Summary of Critical Accounting Estimates — Freestanding Derivatives” for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” for more information about our use of derivatives by major hedge program.
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

This discussion should also be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:

Notes to the Consolidated Financial Statements:
Note	Topic
3	Acquisitions
5	Funding agreements, reported in PABs and the related pledged collateral
16	Long-term debt, short-term debt, credit and committed facilities, debt and facility covenants and facility agreement for senior debt issuances
17	Collateral financing arrangement and the related pledged collateral
18	Subordinated debt securities and the related replacement capital covenant
19
Preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorization

Notes to the MetLife, Inc. (Parent Company Only) Condensed Financial Information included in Schedule II of the Financial Statement Schedules:
Note	Topic
3	Affiliated long-term debt
4	Support agreements

Risk Factors:
“— Capital Risks”
“— Investment Risks — We May Have Difficulty Selling Holdings in Our Investment Portfolio or in Our Securities Lending Program in a Timely Manner to Realize Their Full Value”
“— Economic Environment and Capital Markets Risks — We May Lose Business Due to a Downgrade or a Potential Downgrade in Our Financial Strength or Credit Ratings”
“— Economic Environment and Capital Markets Risks — We May Not Meet Our Liquidity Needs, Access Capital, or May Face Significantly Increased Cost of Capital Due to Adverse Capital and Credit Market Conditions”

Liquidity Management
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. Based upon our trusted global brand, diversified and resilient businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities.
Short-term Liquidity and Liquid Assets
At December 31, 2025 and 2024, our short-term liquidity position was $18.1 billion and $18.6 billion, respectively, while liquid assets were $184.5 billion and $172.8 billion, respectively.
Short-term liquidity consists of cash and cash equivalents and short-term investments. Liquid assets includes these short-term liquidity amounts, plus publicly traded securities. Both short-term liquidity and liquid assets exclude assets pledged or otherwise committed, such as amounts received in connection with securities lending, repurchase agreements, derivatives, regulatory deposits, the collateral financing arrangement, funding agreements and secured borrowings, as well as amounts held in the closed block.
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

The amount of dividends that our insurance subsidiaries can pay to MetLife, Inc. or to other parent entities is constrained by the amount of surplus we hold to maintain our ratings, which provides an additional margin for risk protection and investment in our businesses. We proactively take actions to maintain capital consistent with these ratings objectives, which may include adjusting dividend amounts and deploying financial resources from internal or external sources of capital. Certain of these activities may require regulatory approval. Furthermore, the payment of dividends and other distributions to MetLife, Inc. and other parent entities by their respective insurance subsidiaries is governed by insurance laws and regulations. See “Business — Regulation — State Insurance Regulation” and “— MetLife, Inc. — Liquidity and Capital Sources and Uses — Dividends from Subsidiaries.”
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

	A.M. Best	Fitch	Moody’s	S&P
Ratings Structure	“A++ (Superior)” to “S (Suspended)”	“AAA (Exceptionally Strong)” to “C (Distressed)”	“Aaa (Highest Quality)” to “C (Lowest Rated)”	“AAA (Extremely Strong)” to “SD (Selective Default)” or “D (Default)”
American Life Insurance Company	Not Rated	Not Rated	A1	AA-
			5th of 21	4th of 21
Metropolitan Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 21
MetLife Insurance K.K. (MetLife Japan)	Not Rated	Not Rated	Not Rated	AA-
4th of 21
Metropolitan Tower Life Insurance Company	A+	AA-	Aa3	AA-
	2nd of 16	4th of 19	4th of 21	4th of 21
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

	Years Ended December 31,
	2025	2024
	(In millions)
Sources:
Operating activities, net	$17,092	$14,598
Net change in PABs	6,848	2,963
Long-term debt issued	743	1,568
Subordinated debt securities issued	1,000	—
Other, net	—	223
Effect of change in foreign currency exchange rates on cash and cash equivalents	316	—
Total sources	25,999	19,352
Uses:
Investing activities, net	15,607	11,493
Net change in payables for collateral under securities loaned and other transactions	25	244
Long-term debt repaid	1,383	1,792
Collateral financing arrangement repaid	124	161
Derivatives with certain financing elements and other derivative-related transactions, net	247	157
Net change in mortgage loan secured financing	802	597
Treasury stock acquired in connection with share repurchases	2,883	3,207
Redemption of preferred stock	988	—
Preferred stock redemption premium	12	—
Dividends on preferred stock	194	200
Dividends on common stock	1,509	1,527
Other, net	261	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	545
Total uses	24,035	19,923
Net increase (decrease) in cash and cash equivalents	$1,964	$(571)
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

Liquidity and Capital Sources and Uses
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) issuances of long-term debt, including subordinated debt securities, and collateral financing arrangement; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) the facility agreement for senior debt issuances: (vii) shelf registration statement, which permits the issuance of public debt, equity and hybrid securities and provides for automatic effectiveness upon filing and has no stated issuance capacity; and (viii) dispositions.
The primary uses of liquidity and capital include: (i) repayments, repurchases and/or redemptions of common stock, preferred stock and debt; (ii) dividends on common and preferred stock; (iii) contractual obligations, including PABs and insurance liabilities; (iv) pledged collateral; (v) securities lending transactions, repurchase agreements and third-party custodian administered programs; (vi) mortgage loan secured financing; and (vii) acquisitions.
Additional details regarding certain of our primary sources and uses of liquidity and capital are included in the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.
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
Debt Outstanding
The following table summarizes our outstanding debt at:

	December 31,
	2025	2024
	(In millions)
Short-term debt (1)	$355	$465
Long-term debt (2)	$14,467	$15,086
Collateral financing arrangement	$352	$476
Subordinated debt securities	$4,155	$3,164
__________________
(1)This is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $411 million and $348 million of long-term debt that is non-recourse to MetLife, Inc. and MLIC, subject to customary exceptions, at December 31, 2025 and 2024, respectively. Certain investment subsidiaries have pledged assets to secure this debt.
Certain of our debt instruments and committed facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at December 31, 2025.
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
Common Stock Repurchases and Dividends
Certain provisions of MetLife, Inc.’s preferred stock and subordinated debt securities may restrict payments of dividends and interest or restrict repurchases of its common or preferred stock. See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding “dividend stopper” provisions in the preferred stock and subordinated debt securities.

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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Mortgage Loans.”
Contractual Obligations
Policyholder Account Balances
For details on PABs and funding agreements, see Notes 1 and 5 of the Notes to the Consolidated Financial Statements.
Estimated cash flows of $335.1 billion ($41.3 billion within one year) exceed the liability amount of $236.9 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions since the liabilities were initially established; and (iii) exclusions of certain liabilities related to accounting conventions which are not contractually due.
The estimated cash flows represent cash payments undiscounted as to interest and including assumptions related to the receipt of future premiums and deposits; withdrawals, including unscheduled or partial withdrawals; policy lapses; surrender charges; annuitization; mortality; future interest credited; policy loans and other contingent events as appropriate for the respective product type. Such estimated cash payments are net of estimated future premiums on policies currently in-force and gross of any reinsurance recoverable with foreign currency payments estimated at current rates.
Insurance Liabilities
Insurance liabilities (FPBs, MRBs, at estimated fair value, other policy-related balances and policyholder dividends payable) are described in Notes 1, 4 and 6 of the Notes to the Consolidated Financial Statements. Estimated cash flows of $347.4 billion ($39.0 billion within one year) exceed the liability amounts of $231.7 billion included on the consolidated balance sheet principally due to (i) the time value of money, which accounts for a substantial portion of the difference; (ii) differences in assumptions, most significantly mortality, since the liabilities were initially established; and (iii) exclusions of certain liabilities related to accounting conventions which are not contractually due.
Estimated cash flows are based on mortality, morbidity, lapse and other assumptions comparable with our experience and expectations of future payment patterns; and consider future premium receipts on current policies in-force. Estimated cash payments are undiscounted as to interest, net of estimated future premiums on in-force policies and gross of any reinsurance recoverable. Payment of amounts related to policyholder dividends left on deposit are projected based on assumptions of policyholder withdrawal activity.
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

Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In Corporate & Other, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the years ended December 31, 2025 and 2024, general account surrenders and withdrawals from annuity products were $944 million and $1.7 billion, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at December 31, 2025, there were funding agreements totaling $120 million that could be put back to the Company.
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
Liquid Assets
At December 31, 2025 and 2024, MetLife holding companies had $3.6 billion and $5.1 billion, respectively, in liquid assets. Of these amounts, $2.0 billion and $4.2 billion were held by MetLife, Inc. and $1.6 billion and $944 million were held by other MetLife holding companies at December 31, 2025 and 2024, respectively.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources and Uses — Dividends from Subsidiaries.”
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

	Years Ended December 31,
	2025		2024
	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow	Sources and Uses of Liquid Assets	Sources and Uses of Liquid Assets Included in Free Cash Flow
	(In millions)
MetLife, Inc. (Parent Company Only)
Sources:
Dividends and returns of capital from subsidiaries (1)	$3,861	$3,861	$5,541	$5,541
Long-term debt issued (2)	612	437	1,508	—
Subordinated debt securities issued	1,000	—	—	—
Repayments (issuances) of loans to subsidiaries and related interest, net (3)	261	261	3	3
Other, net (4)	—	—	346	345
Total sources	5,734	4,559	7,398	5,889
Uses:
Capital contributions to subsidiaries	379	—	237	237
Long-term debt repaid — unaffiliated	1,000	—	1,438	—
Interest paid on debt and financing arrangements — unaffiliated	903	903	870	870
Dividends on common stock	1,509	—	1,527	—
Treasury stock acquired in connection with share repurchases	2,853	—	3,177	—
Dividends on preferred stock	194	194	200	200
Redemption of preferred stock and preferred stock redemption premium	1,000	—	—	—
Other, net (4)	20	(255)	—	—
Total uses	7,858	842	7,449	1,307
Net increase (decrease) in liquid assets, MetLife, Inc. (parent company only)	(2,124)		(51)
Liquid assets, beginning of year	4,157		4,208
Liquid assets, end of year	$2,033		$4,157
Free cash flow, MetLife, Inc. (parent company only)		3,717		4,582
Net cash provided by operating activities, MetLife, Inc. (parent company only)	$2,840		$4,735

Other MetLife Holding Companies
Sources:
Dividends and returns of capital from subsidiaries	$2,219	$2,219	$2,117	$2,117
Total sources	2,219	2,219	2,117	2,117
Uses:
Capital contributions to subsidiaries	600	60	34	34
Repayments (issuances) of loans to subsidiaries and affiliates and related interest, net	23	23	21	21
Dividends and returns of capital to MetLife, Inc.	458	458	1,583	1,583
Other, net	518	505	562	502
Total uses	1,599	1,046	2,200	2,140
Net increase (decrease) in liquid assets, Other MetLife Holding Companies	620		(83)
Liquid assets, beginning of year	944		1,027
Liquid assets, end of year	$1,564		$944
Free cash flow, Other MetLife Holding Companies		1,173		(23)
Net increase (decrease) in liquid assets, All Holding Companies	$(1,504)		$(134)
Free cash flow, All Holding Companies (5)		$4,890		$4,559
__________________

(1)Dividends and returns of capital to MetLife, Inc. included $3.4 billion and $3.9 billion from operating subsidiaries and $458 million and $1.6 billion from other MetLife holding companies for the years ended December 31, 2025 and 2024, respectively.
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
(4)Other, net includes $103 million and $46 million of net receipts (payments) by MetLife, Inc. to and from subsidiaries under a tax sharing agreement and tax payments to tax agencies for the years ended December 31, 2025 and 2024, respectively.
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
In addition, MetLife, Inc. issues loans to subsidiaries, or subsidiaries issue loans to MetLife, Inc. Accordingly, changes in MetLife, Inc. liquid assets include issuances of loans to subsidiaries, proceeds of loans from subsidiaries and the related repayment of principal and payment of interest on such loans.
Sources and Uses of Liquid Assets of Other MetLife Holding Companies
The primary sources of liquid assets of other MetLife holding companies are dividends, returns of capital and remittances from their subsidiaries and branches, principally non-U.S. insurance companies; capital contributions received; receipts of principal and interest on loans to subsidiaries and affiliates, and borrowings from subsidiaries and affiliates. MetLife, Inc.’s non-U.S. operations are subject to regulatory restrictions on the payment of dividends imposed by local regulators.
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
Liquidity and Capital Sources and Uses
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt, including subordinated debt securities, and collateral financing arrangement; (iii) credit and committed facilities; and (iv) dispositions.
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) repayments, repurchases and/or redemptions of common stock, preferred stock and debt; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions.
Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources and Uses” and the Notes to the Consolidated Financial Statements referenced in “— Overview” and are discussed below.

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
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2026	2025		2024
Company	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)	Paid (2)	Permitted Without Approval (1)
	(In millions)
Metropolitan Life Insurance Company	$2,121	$2,332	$2,732	$3,476	$3,476
American Life Insurance Company	$2,219	$400	$751	$1,485	$945
Metropolitan Tower Life Insurance Company	$547	$760	$358	$373	$373
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
In addition to the amounts presented in the table above, for the years ended December 31, 2025 and 2024, MetLife, Inc. also received from certain other subsidiaries cash dividends of $322 million and $133 million, respectively, as well as cash returns of capital of $47 million and $74 million, respectively.
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

Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	December 31,
	2025	2024
	(In millions)
Long-term debt — unaffiliated	$13,999	$14,431
Long-term debt — affiliated	$1,451	$1,447
Subordinated debt securities	$3,461	$2,470
MetLife, Inc. intends to repay, redeem or refinance, in whole or in part, all the debt that is due in 2026.
The following table summarizes MetLife, Inc.’s outstanding senior notes by year of maturity, excluding any premium or discount and unamortized issuance costs, at December 31, 2025:

Year of Maturity	Principal	Interest Rate
	(In millions)
Unaffiliated:
2026	$161	0.50%
2029	$45	1.01%
2029	$414	0.77%
2030 - 2059	$13,475	Ranging from 0.90% - 6.50%
Affiliated:
2026	$102	1.64%
2026	$88	1.61%
2026	$78	1.59%
2028	$92	1.76%
2028	$122	1.72%
2029	$169	1.81%
2030 - 2032	$800	Ranging from 1.85% - 5.94%
Affiliated Capital and Lending Transactions
For the years ended December 31, 2025 and 2024, excluding acquisitions, MetLife, Inc. invested a net amount of $381 million and $254 million, respectively, in various subsidiaries.
MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $0 and $285 million at December 31, 2025 and 2024, respectively.
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
Assets under management:
•Total Assets Under Management (“Total AUM”) is comprised of MIM GA AUM plus Institutional Client AUM (each, as defined below).
•MIM General Account AUM (“MIM GA AUM”) is used by MetLife to describe the portion of GA AUM (as defined below) that MIM manages or advises.
•General Account AUM (“GA AUM”) is used by MetLife to describe assets in its general account (“GA”) investment portfolio. GA AUM is stated at estimated fair value and is comprised of GA total investments, the portion of the GA investment portfolio classified within assets held-for-sale, cash and cash equivalents, and accrued investment income on such assets, and excludes policy loans, certain contractholder-directed equity securities, FVO securities, mortgage loans originated for third parties, assets subject to ceded reinsurance arrangements with third parties and joint ventures, and certain other invested assets. Mortgage loans and real estate and REJVs included in GA AUM (at net asset value, net of deduction for encumbering debt) have been adjusted from carrying value to estimated fair value. Classification of GA AUM by sector is based on the nature and characteristics of the underlying investments which can vary from how they are classified under GAAP. Accordingly, the underlying investments within certain real estate and REJVs that are primarily commercial mortgage loans (at net asset value, net of deduction for encumbering debt) have been reclassified to exclude them from real estate and REJVs and include them as commercial mortgage loans.

•Institutional Client AUM is comprised of SA AUM plus Reinsurance AUM plus TP AUM (each, as defined below). MIM manages or advises Institutional Client AUM in accordance with client guidelines contained in each investment advisory agreement.
◦Separate Account AUM (“SA AUM”) is comprised of separate account investment portfolios, which are managed or advised by MIM and included in MetLife, Inc.’s consolidated financial statements at estimated fair value, as well as accrued investment income on such assets.
◦Reinsurance AUM is comprised of GA assets subject to ceded reinsurance arrangements with third parties and joint ventures, which are managed or advised by MIM and are generally included in MetLife, Inc.’s consolidated financial statements at estimated fair value, as well as accrued investment income on such assets.
◦Third-Party AUM (“TP AUM”) is comprised of non-proprietary assets managed or advised by MIM on behalf of unaffiliated/third-party clients, which are stated at estimated fair value, as well as accrued investment income on such assets. Such non-proprietary assets are owned by unaffiliated/third-party clients and, accordingly, are generally not included in MetLife, Inc.’s consolidated financial statements.
Other items:
The following additional information is relevant to an understanding of our performance:
•We sometimes refer to sales activity for various products. These sales statistics do not correspond to revenues under GAAP, but are used as relevant measures of business activity. Further, sales statistics for our Asia, Latin America, and EMEA segments are on a constant currency basis.
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
•Operating margin is calculated as adjusted earnings before provision for income tax as a percentage of net investment income plus other revenues.
•Pension risk transfers include U.K. funded reinsurance.
•“Third-party mortgage loan activity” relates to amounts associated with mortgage loans originated and acquired for third parties, including (i) the related investment returns and expenses which are passed through to the third-party lenders and (ii) the corresponding mortgage loan assets.
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
•The Company uses a measure of free cash flow to facilitate an understanding of its ability to generate cash for reinvestment into its businesses or use in non-mandatory capital actions. The Company defines free cash flow as the sum of cash available at MetLife’s holding companies from dividends from operating subsidiaries, expenses and other net flows of the holding companies (including capital contributions to subsidiaries), and net contributions from debt to be at or below target leverage ratios. This measure of free cash flow is prior to capital actions, such as common stock dividends and repurchases, debt reduction and mergers and acquisitions. Free cash flow should not be viewed as a substitute for net cash provided by (used in) operating activities calculated in accordance with GAAP. The free cash flow ratio is typically expressed as a percentage of annual adjusted earnings available to common shareholders. A reconciliation of net cash provided by operating activities of MetLife, Inc. (parent company only) to free cash flow of all holding companies for the years ended December 31, 2025 and 2024 is provided below.

Reconciliation of Net Cash Provided by Operating Activities of MetLife, Inc. to Free Cash Flow of All Holding Companies	Years Ended December 31,
	2025	2024
	(In millions, except ratios)
MetLife, Inc. (parent company only) net cash provided by operating activities	$2,840	$4,735
Adjustments from net cash provided by operating activities to free cash flow:
Add: Incremental debt to be at or below target leverage ratios	437	—
Add: Capital contributions to subsidiaries	—	(237)
Add: Returns of capital from subsidiaries	47	74
Add: Repayments (issuances) of loans to subsidiaries, net	285	20
Add: Investment portfolio and derivative changes and other, net	108	(10)
MetLife, Inc. (parent company only) free cash flow	3,717	4,582
Other MetLife, Inc. holding companies:
Add: Dividends and returns of capital from subsidiaries	2,219	2,117
Add: Capital contributions to subsidiaries	(60)	(34)
Add: Repayments (issuances) of loans to subsidiaries, net	(23)	(21)
Add: Other expenses	(650)	(677)
Add: Dividends and returns of capital to MetLife, Inc.	(458)	(1,583)
Add: Investment portfolio and derivative changes and other, net	145	175
Total other MetLife, Inc. holding companies free cash flow	1,173	(23)
Free cash flow of all holding companies	$4,890	$4,559

Ratio of net cash provided by operating activities to consolidated net income (loss) available to MetLife, Inc.’s common shareholders:
MetLife, Inc. (parent company only) net cash provided by operating activities	$2,840	$4,735
Consolidated net income (loss) available to MetLife, Inc.’s common shareholders	$3,173	$4,226
Ratio of net cash provided by operating activities (parent company only) to consolidated net income (loss) available to MetLife, Inc.'s common shareholders (1)	90%	112%
Ratio of free cash flow to adjusted earnings available to common shareholders:
Free cash flow of all holding companies (2)	$4,890	$4,559
Consolidated adjusted earnings available to common shareholders (2)	$5,943	$5,796
Ratio of free cash flow of all holding companies to consolidated adjusted earnings available to common shareholders (2)	82%	79%
__________________
(1)Including the free cash flow of other MetLife, Inc. holding companies of $1.2 billion and ($23) million for the years ended December 31, 2025 and 2024, respectively, in the numerator of the ratio, this ratio, as adjusted, would be 126% and 112%, respectively.
(2)i) Consolidated adjusted earnings available to common shareholders for the year ended December 31, 2025, was negatively impacted by notable items, primarily related to tax adjustments of ($100) million, net of income tax, and litigation reserves and settlement costs of ($32) million, net of income tax, offset by actuarial assumption review and other insurance adjustments of $89 million, net of income tax. Excluding these notable items from the denominator of the ratio, the adjusted free cash flow ratio for 2025 would be 82%.
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

Risk Management
We have an integrated process for managing risk, that is supported by a Risk Appetite Statement approved by the Board of Directors. Risk management is overseen and conducted through multiple Board and senior management risk committees (financial and non-financial). The risk committees are established at the enterprise, regional and local levels, as needed, to oversee capital and risk positions, approve ALM strategies and risk limits, and establish certain corporate risk standards and policies. The risk committees are comprised of senior leaders from the lines of business and corporate functions, which ensures comprehensive coverage and sharing of risk reporting. The ERC is responsible for reviewing all material risks impacting the enterprise and deciding on actions, if necessary, in the event risks exceed desired tolerances, taking into consideration industry best practices and the current environment to resolve or mitigate those risks.
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
•Credit Risk: is the risk of loss or credit rating downgrade arising from an obligor or counterparty with a direct or contingent financial obligation to MetLife that is either unable or unwilling to meet its obligation in full and on a timely basis. These risks arise from public and private fixed income assets, private loans including real estate, derivative transactions, bank deposits, reinsurance agreements and other similar contracts.

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
•Non-Financial Risk: is the risk of failed or inadequate internal processes, human errors, system errors or external events that may result in financial loss, non-financial damage, and/or non-compliance with applicable laws and regulations. Non-Financial risk captures operational and compliance risks, including risks such as business interruption, customer protection, money laundering, sanctions, bribery and corruption, fraud, privacy, and information security risk.
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
We establish portfolio guidelines that define ranges and limits related to asset allocation, interest rate risk, liquidity, concentration and other risks for each major business segment, legal entity and insurance product group. These guidelines support implementation of investment strategies used to adequately fund our liabilities within acceptable levels of risk. We also establish hedging programs and associated investment portfolios for different blocks of business. The ALM Working Groups monitor these strategies and programs through regular review of portfolio metrics, such as effective duration, yield curve sensitivity, convexity, value at risk, market sensitivities (to interest rates, equity market levels, equity volatility, foreign currency exchange rates and inflation), stress scenario payoffs, liquidity, asset sector concentration and credit quality.
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
Information Security Risk Management
For details on information security risk management, see “Cybersecurity.”

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

Hedging Activities
We use derivative contracts primarily to hedge a wide range of risks including interest rate risk, foreign currency exchange rate risk, and equity market risk. Derivative hedges are designed to reduce risk on an economic basis while considering their impact on financial results under different accounting regimes, including GAAP and local statutory accounting. Our derivative hedge programs vary depending on the type of risk being hedged. Some hedge programs are asset or liability specific while others are portfolio hedges that reduce risk related to a group of liabilities or assets. Certain of these derivative contracts are hedging market risks associated with reinsured business, where the results of these derivatives are passed to the reinsurer. Our use of derivatives by major hedge programs is as follows:
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
•Macro Hedge Program — We use equity options, equity TRRs, interest rate swaptions, and equity and interest rate futures to mitigate the potential loss of legal entity statutory capital under stress scenarios.
Risk Measurement: Sensitivity Analysis
We measure market risk related to our market sensitive assets and liabilities based on changes in interest rates, foreign currency exchange rates and equity market prices utilizing a sensitivity analysis. This analysis estimates the potential changes in estimated fair value based on a hypothetical 100 basis point change (increase or decrease) in interest rates, as well as a 10% change (increase or decrease) in foreign currency exchange rates and equity market prices. We believe these changes in market rates and prices are reasonably possible in the near term. In performing the analysis summarized below, we used market rates at December 31, 2025. The sensitivity analysis separately calculates each of our market risk exposures (interest rate, foreign currency exchange rate and equity market) relating to our assets and liabilities. We modeled the impact of changes (increases and decreases) in market rates and prices on the estimated fair values of our market sensitive assets and liabilities and present the results with the most adverse level of market risk impact to the Company for each of these market risk exposures as follows:
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

The sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. We cannot ensure that our actual losses in any particular period will not exceed the amounts indicated in the table below. Limitations related to this sensitivity analysis include:
•liabilities do not include $20.1 billion of other policy-related balances largely consisting of claims, unearned revenue liabilities and policyholder dividends;
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
The table below illustrates the potential loss in estimated fair value for each market risk exposure based on market sensitive assets and liabilities at:

December 31, 2025
(In millions)
Interest rate risk	$7,554
Foreign currency exchange rate risk	$1,953
Equity market risk	$76
The risk sensitivities derived used a 100-basis point increase to interest rates, a 10% strengthening of the U.S. dollar against foreign currencies, and a 10% decrease in equity prices. The potential losses in estimated fair value presented are for non-trading securities.

The table below provides additional detail regarding the potential gain (loss) from changes in estimated fair value at:

	December 31, 2025
			Interest Rate Risk	Foreign Currency Exchange Rate Risk	Equity Market Risk
	Notional Amount	Estimated Fair Value (1)	Assuming a 100 bps Increase in Interest Rates (2)	Assuming a 10% Appreciation in the U.S. Dollar (3)	Assuming a 10% Decrease in Equity Prices (4)
	(In millions)
Assets
Fixed maturity securities (5)		$319,142	$(22,089)	$(7,925)	$(104)
Mortgage loans		$82,933	(1,952)	(693)	—
Other		$67,697	(1,869)	(963)	(67)
Total assets			$(25,910)	$(9,581)	$(171)
Liabilities
Future policy benefits		$208,855	$12,290	$3,442	$(1)
Policyholder account balances		$141,863	4,108	2,843	—
Market risk benefits		$2,406	692	20	(309)
Short-term and long-term debt		$14,498	1,172	203	—
Other		$34,996	1,971	131	16
Total liabilities			$20,233	$6,639	$(294)
Derivative Instruments
Interest rate	$139,370	$(1,164)	$(1,776)	$156	$—
Foreign currency exchange rate	$78,952	$535	(70)	847	—
Credit	$11,612	$96	(2)	(7)	—
Equity market	$20,142	$30	(29)	(7)	389
Total derivative instruments			$(1,877)	$989	$389
Net Change			$(7,554)	$(1,953)	$(76)
Prior Year Net Change			$(8,301)	$(1,748)	$(105)
Increase/(Decrease)			$747	$(205)	$29
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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index to Consolidated Financial Statements, Notes and Schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Market Risk Benefits — Certain Assumptions Related to the Valuation of Market Risk Benefits — Refer to Notes 1, 6 and 13 to the Financial Statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of market risk benefits included, among others, the following:

•We tested the effectiveness of controls over assumptions used in the valuation of market risk benefits, including those assumptions used by the Company for determining fair value.

•With the involvement of our valuation and actuarial specialists, we:

◦assessed the results of underlying experience studies and capital market projections, and evaluated the judgments applied by management in setting the principal assumptions.

◦evaluated the reasonableness of certain assumptions by comparing the Company’s selected assumptions to those independently recalculated by our actuarial specialist.

◦evaluated the intended application of principal assumptions in the valuation model on a sample basis.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2026

We have served as the Company’s auditor since at least 1968; however, an earlier year could not be reliably determined.

MetLife, Inc.
Consolidated Balance Sheets
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $249 and $160, respectively); and amortized cost: $337,201 and $307,421, respectively	$315,931	$281,043
Equity securities, at estimated fair value	858	712
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $1,751 and $0, respectively, relating to variable interest entities)	13,959	10,672
Mortgage loans (net of allowance for credit loss of $1,193 and $800, respectively; includes $35 and $0, respectively, of mortgage loans held-for-sale)	84,593	89,012
Policy loans	8,547	8,545
Real estate and real estate joint ventures (includes $378 and $378, respectively, under the fair value option; $132 and $65, respectively, of real estate held-for-sale; $302 and $183, respectively, relating to variable interest entities)	13,440	13,342
Other limited partnership interests	14,917	14,378
Short-term investments, principally at estimated fair value	3,601	5,156
Other invested assets (includes $1,698 and $1,851, respectively, of leveraged and direct financing leases; $560 and $424, respectively, relating to variable interest entities)	16,332	18,504
Total investments	472,178	441,364
Cash and cash equivalents, principally at estimated fair value (includes $96 and $0, respectively, relating to variable interest entities)	22,032	20,068
Accrued investment income	3,719	3,489
Premiums, reinsurance and other receivables (includes $0 and $47, respectively, relating to variable interest entities)	49,059	29,761
Market risk benefits, at estimated fair value	458	372
Deferred policy acquisition costs and value of business acquired	21,107	19,627
Current income tax recoverable	660	295
Deferred income tax asset	2,585	2,994
Goodwill	9,613	8,901
Other assets	11,822	11,082
Separate account assets	151,933	139,504
Total assets	$745,166	$677,457
Liabilities, Mezzanine Equity and Equity
Liabilities
Future policy benefits	$208,855	$193,646
Policyholder account balances	236,857	221,445
Market risk benefits, at estimated fair value	2,406	2,581
Other policy-related balances	20,070	18,899
Policyholder dividends payable	356	385
Payables for collateral under securities loaned and other transactions	17,115	17,128
Short-term debt (includes $117 and $133, respectively, relating to variable interest entities)	355	465
Long-term debt (includes $28 and $0, respectively, relating to variable interest entities)	14,467	15,086
Collateral financing arrangement	352	476
Subordinated debt securities	4,155	3,164
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	1,206	—
Deferred income tax liability	536	132
Other liabilities (includes $167 and $0, respectively, relating to variable interest entities)	57,582	36,843
Separate account liabilities	151,933	139,504
Total liabilities	716,245	649,754
Contingencies, Commitments and Guarantees (Note 24)
Mezzanine Equity
Redeemable noncontrolling interests	241	—
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,905 and $3,905, respectively, aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,195,587,190 and 1,194,168,628 shares issued, respectively; 655,333,773 and 689,211,065 shares outstanding, respectively	12	12
Additional paid-in capital	32,858	33,791
Retained earnings	44,290	42,626
Treasury stock, at cost; 540,253,417 and 504,957,563 shares, respectively	(30,678)	(27,798)
Accumulated other comprehensive income (loss)	(18,084)	(21,186)
Total MetLife, Inc.’s stockholders’ equity	28,398	27,445
Noncontrolling interests	282	258
Total equity	28,680	27,703
Total liabilities, mezzanine equity and equity	$745,166	$677,457
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2025, 2024 and 2023
(In millions, except per share data)

	2025	2024	2023
Revenues
Premiums	$49,779	$44,945	$44,283
Universal life and investment-type product policy fees	5,003	4,974	5,152
Net investment income	22,559	21,273	19,908
Other revenues	2,827	2,601	2,526
Net investment gains (losses)	(1,145)	(1,184)	(2,824)
Net derivative gains (losses)	(1,939)	(1,623)	(2,140)
Total revenues	77,084	70,986	66,905
Expenses
Policyholder benefits and claims	49,718	44,728	44,590
Policyholder liability remeasurement (gains) losses	(150)	(206)	(45)
Market risk benefit remeasurement (gains) losses	(508)	(1,109)	(994)
Interest credited to policyholder account balances	8,950	8,339	7,860
Policyholder dividends	553	595	622
Other expenses	13,860	13,017	12,710
Total expenses	72,423	65,364	64,743
Income (loss) before provision for income tax	4,661	5,622	2,162
Provision for income tax expense (benefit)	1,258	1,178	560
Net income (loss)	3,403	4,444	1,602
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	24	18	24
Net income (loss) attributable to MetLife, Inc.	3,379	4,426	1,578
Less: Preferred stock dividends	194	200	198
Preferred stock redemption premium	12	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,173	$4,226	$1,380

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$4.74	$5.98	$1.82
Diluted	$4.71	$5.94	$1.81
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Net income (loss)	$3,403	$4,444	$1,602
Other comprehensive income (loss):
Unrealized investment gains (losses), net of related offsets	4,661	(6,524)	10,325
Deferred gains (losses) on derivatives	(2,461)	211	(1,811)
Future policy benefits discount rate remeasurement gains (losses)	2,021	4,997	(4,361)
Market risk benefit instrument-specific credit risk remeasurement gains (losses)	(31)	(124)	(102)
Foreign currency translation adjustments	952	(858)	296
Defined benefit plans adjustment	63	5	(88)
Other comprehensive income (loss), before income tax	5,205	(2,293)	4,259
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1,027)	353	(898)
Other comprehensive income (loss), net of income tax	4,178	(1,940)	3,361
Comprehensive income (loss)	7,581	2,504	4,963
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests, net of income tax	26	22	6
Comprehensive income (loss) attributable to MetLife, Inc.	$7,555	$2,482	$4,957
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Equity
Years Ended December 31, 2025, 2024 and 2023
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2022	$—	$12	$33,616	$40,332	$(21,458)	$(22,621)	$29,881	$244	$30,125
Treasury stock acquired in connection with share repurchases (includes $30 of excise tax)					(3,133)		(3,133)		(3,133)
Stock-based compensation			74				74		74
Dividends on preferred stock				(198)			(198)		(198)
Dividends on common stock (declared per share of $2.060)				(1,566)			(1,566)		(1,566)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,578			1,578	24	1,602
Other comprehensive income (loss), net of income tax						3,379	3,379	(18)	3,361
Balance at December 31, 2023	—	12	33,690	40,146	(24,591)	(19,242)	30,015	238	30,253
Cumulative effects of changes in accounting principles, net of income tax				(219)			(219)		(219)
Treasury stock acquired in connection with share repurchases (includes $30 of excise tax)					(3,207)		(3,207)		(3,207)
Stock-based compensation			101				101		101
Dividends on preferred stock				(200)			(200)		(200)
Dividends on common stock (declared per share of $2.155)				(1,527)			(1,527)		(1,527)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				4,426			4,426	18	4,444
Other comprehensive income (loss), net of income tax						(1,944)	(1,944)	4	(1,940)
Balance at December 31, 2024	—	12	33,791	42,626	(27,798)	(21,186)	27,445	258	27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Redemption of preferred stock			(988)				(988)		(988)
Preferred stock redemption premium				(12)			(12)		(12)
Treasury stock acquired in connection with share repurchases (includes $27 of excise tax)					(2,880)		(2,880)		(2,880)
Stock-based compensation			55				55		55
Dividends on preferred stock				(194)			(194)		(194)
Dividends on common stock (declared per share of $2.248)				(1,509)			(1,509)		(1,509)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				3,379			3,379	24	3,403
Other comprehensive income (loss), net of income tax						4,176	4,176	2	4,178
Balance at December 31, 2025	$—	$12	$32,858	$44,290	$(30,678)	$(18,084)	$28,398	$282	$28,680
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$3,403	$4,444	$1,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	753	714	718
Amortization of premiums and accretion of discounts associated with investments, net	(1,840)	(1,512)	(1,332)
(Gains) losses on investments and from sales of businesses, net	1,144	1,165	2,800
(Gains) losses on derivatives, net	2,310	2,716	3,259
(Income) loss from equity method investments, net of dividends or distributions	365	844	1,090
Interest credited to policyholder account balances	9,316	8,484	7,970
Universal life and investment-type product policy fees	(4,182)	(4,251)	(4,031)
Change in contractholder-directed equity securities and fair value option securities	(1,013)	(518)	(539)
Change in accrued investment income	(272)	(18)	(194)
Change in premiums, reinsurance and other receivables	(27)	460	(1,952)
Change in market risk benefits	(235)	(782)	(658)
Change in deferred policy acquisition costs and value of business acquired, net	(1,068)	(791)	(660)
Change in income tax	(624)	(484)	(1,177)
Change in other assets	(555)	—	(124)
Change in insurance-related liabilities and policy-related balances	7,257	4,079	4,637
Change in other liabilities	1,917	(580)	2,115
Other, net	443	628	197
Net cash provided by (used in) operating activities	17,092	14,598	13,721
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	59,471	55,650	58,816
Equity securities	140	158	1,018
Mortgage loans	14,646	10,363	8,505
Real estate and real estate joint ventures	505	753	143
Other limited partnership interests	1,025	1,083	915
Short-term investments	16,700	11,841	13,117
Purchases and originations of:
Fixed maturity securities available-for-sale	(77,614)	(65,667)	(63,460)
Equity securities	(67)	(112)	(73)
Mortgage loans	(10,800)	(8,950)	(8,795)
Real estate and real estate joint ventures	(633)	(1,033)	(1,057)
Other limited partnership interests	(1,416)	(1,401)	(1,670)
Short-term investments	(14,929)	(10,943)	(14,000)
Cash received in connection with freestanding derivatives	2,528	2,288	3,145
Cash paid in connection with freestanding derivatives	(4,497)	(3,981)	(5,662)
Purchases of businesses (net of cash received of $172, $0 and $0, respectively)	(738)	—	—
Purchases of investments in operating joint ventures	(236)	(40)	—
Net change in policy loans	21	106	34
Net change in other invested assets	362	(1,435)	(1,079)
Other, net	(75)	(173)	(143)
Net cash provided by (used in) investing activities	$(15,607)	$(11,493)	$(10,246)
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Consolidated Statements of Cash Flows — (continued)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Cash flows from financing activities
Policyholder account balances - deposits	$108,356	$97,877	$95,587
Policyholder account balances - withdrawals	(101,508)	(94,914)	(90,876)
Net change in payables for collateral under securities loaned and other transactions	(25)	(244)	(3,283)
Long-term debt issued	743	1,568	1,989
Long-term debt repaid	(1,383)	(1,792)	(1,035)
Collateral financing arrangement repaid	(124)	(161)	(79)
Subordinated debt securities issued	1,000	—	—
Derivatives with certain financing elements and other derivative-related transactions, net	(247)	(157)	(74)
Proceeds from mortgage loan secured financing	439	285	682
Repayments of mortgage loan secured financing	(1,241)	(882)	(845)
Treasury stock acquired in connection with share repurchases	(2,883)	(3,207)	(3,103)
Redemption of preferred stock	(988)	—	—
Preferred stock redemption premium	(12)	—	—
Dividends on preferred stock	(194)	(200)	(198)
Dividends on common stock	(1,509)	(1,527)	(1,566)
Other, net	(261)	223	(139)
Net cash provided by (used in) financing activities	163	(3,131)	(2,940)
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	316	(545)	(91)
Change in cash and cash equivalents	1,964	(571)	444
Cash and cash equivalents, beginning of year	$20,068	$20,639	$20,195
Cash and cash equivalents, end of year	$22,032	$20,068	$20,639
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$1,041	$1,037	$989
Income tax	$1,564	$1,600	$1,833
Non-cash transactions:
Funds withheld liabilities established in connection with reinsurance transactions	$18,319	$—	$—
Fixed maturity securities available-for-sale disposed of in connection with a reinsurance transaction	$—	$—	$8,984
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$7,647	$3,538	$2,749
Mortgage loans disposed of in connection with a reinsurance transaction	$—	$—	$196
Real estate and real estate joint ventures acquired in satisfaction of debt	$353	$359	$32
Short-term investments received in connection with pension risk transfer transactions	$122	$—	$—
Other invested assets received in connection with the sale of other limited partnership interests	$20	$375	$—
Consolidation of real estate and real estate joint ventures:
Increase in real estate and real estate joint ventures	$—	$134	$—
Increase in short-term debt	$—	$113	$—
See accompanying notes to the consolidated financial statements.

MetLife, Inc.
Notes to the Consolidated Financial Statements
1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2025, MetLife executed a reorganization to align with its strategic initiative to accelerate growth in asset management. As part of this reorganization, the Company adjusted its segment structure. MetLife Investment Management, the Company’s institutional asset management business (“MIM”), which was previously reported in Corporate & Other, became a reportable segment. MetLife Holdings was removed as a reportable segment, and its business is now primarily reported in Corporate & Other. These changes were applied retrospectively for all years presented. Additionally, certain products formerly reported in MetLife Holdings have been moved to Group Benefits and Retirement and Income Solutions (“RIS”). This change was applied only for the year ended December 31, 2025. The foregoing changes did not impact prior period consolidated net income (loss) or consolidated adjusted earnings, and are collectively referred to as the “Strategic Reorganization.” As a result of the Strategic Reorganization, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other.
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
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in real estate joint ventures (“REJVs”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
Effective January 1, 2025, certain operating joint ventures engaged in insurance underwriting activities, for which the Company uses the equity method of accounting, adopted the accounting pronouncement related to targeted improvements to the accounting for long-duration contracts. See Note 19 for further information.
Held-for-Sale
The Company classifies a business, an asset or an asset group as held-for-sale when management has approved or received approval to sell the business, the sale is probable to occur during the next 12 months at a price that is reasonable in relation to its current estimated fair value and certain other specified criteria are met (“Disposal Group”). The Disposal Group classified as held-for-sale is recorded at the lower of the carrying value and estimated fair value, less cost to sell. If the carrying value of the Disposal Group exceeds its estimated fair value, less cost to sell, a loss is recognized and reported in net investment gains (losses). If the estimated fair value subsequently increases prior to sale, a gain is recognized and reported in net investment gains (losses) but will not exceed the losses recognized since the Disposal Group was classified as held-for-sale. Assets and liabilities related to the Disposal Group classified as held-for-sale are separately reported in the Company's consolidated balance sheets in the period in which the Disposal Group first meets all the criteria to be classified as held-for-sale and in each reporting period thereafter until sold. If a component of the Company has either been disposed

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
of or is classified as held-for-sale and represents a strategic shift that has or will have a major effect on the Company’s operations and financial results, the results of the component are reported in discontinued operations.
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

Accounting Policy	Note
Acquisitions	3
Future Policy Benefit Liabilities	4
Policyholder Account Balances	5
Market Risk Benefits	6
Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles	8
Reinsurance	9
Investments	11
Derivatives	12
Fair Value	13
Goodwill	15
Employee Benefit Plans	21
Income Tax	22
Litigation Contingencies	24

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
FPBs are measured as cohorts (e.g., groups of long-duration contracts), with the exception of pension risk transfer and longevity reinsurance solutions contracts, each of which is generally considered its own cohort. Contracts from different subsidiaries or branches, issue years, benefit currencies and product types are not grouped together in the same cohort.
Such liabilities are established based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. A net premium ratio (“NPR”) approach is utilized. Under this NPR approach, net premiums are calculated as the portion of gross premiums required to fund expected insurance benefits and claim settlement expenses. The NPR used to accrue the FPB in each period is determined by using the historical experience and present value of expected future benefits and claim settlement expenses for the cohort divided by the historical experience and present value of expected future gross premiums for the cohort.
Cash flow assumptions are incorporated into the calculation of a cohort's NPR and FPB reserve. These assumptions are used to project the amount and timing of expected benefits and claim settlement expenses to be paid and the expected amount of premiums to be collected for a cohort. The principal inputs used in the establishment of FPBs are actual premiums, actual benefits, in-force policies, and best estimate cash flow assumptions to project future premium and benefit amounts. The Company’s primary best estimate cash flow assumptions include expectations related to mortality, morbidity, termination, claim settlement expense, policy lapse, renewal, retirement, disability incidence, disability terminations, inflation and other contingent events as appropriate to the respective product type and geographical area. Generally, the NPR and FPB reserve are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions, except for claim settlement expenses, for which the Company has elected to lock in assumptions at the LDTI Transition Date or inception (for contracts sold after the LDTI Transition Date). The resulting remeasurement (gain) loss is recorded through net income and reflects the impact of the change in the NPR as of the end of the quarter applied to the cumulative premiums received from the inception of the cohort (or from the LDTI Transition Date for contracts issued prior to the LDTI Transition Date) to the beginning of the quarter. Changes in the NPR during the quarter are based on any variance between actual experience during the quarter and the assumptions used as of the beginning of the quarter, along with any changes to assumptions during the quarter. If net premiums exceed gross premiums (i.e., expected benefits exceed expected gross premiums), the FPB is increased, and a corresponding adjustment is recognized immediately in net income.
The present value of future expected benefits and claim settlement expenses and the present value of future expected net premiums are calculated based on a current upper-medium grade discount rate.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Disaggregated rollforwards	Jurisdiction	Observable base curve	Spread applied to derive upper-medium grade discount rate
RIS Annuities, Corporate & Other Long-term Care	United States	Single A curve	No spread applied as there is an observable single A base discount curve.
Asia - Whole and Term Life & Endowments, Asia - Accident & Health	Japan	Japanese government bond yield
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

The NPR and the change in FPB reflected in the statement of operations is calculated using a locked-in discount rate. For products issued prior to the LDTI Transition Date, a cohort level locked-in discount rate was developed that reflected the interest accretion rates that were locked in at inception of the underlying contracts (unless there was a historical premium deficiency event that resulted in updating the interest accretion rate prior to the LDTI Transition Date), or the acquisition date for contracts acquired through an assumed in-force reinsurance transaction or a business combination. For contracts issued subsequent to the LDTI Transition Date, the locked-in discount rate for each cohort represents the original upper-medium grade discount rate at the issue date of the underlying contracts. The FPB for all cohorts is remeasured to a current upper-medium grade discount rate at each reporting date through other comprehensive income (loss) (“OCI”).
For limited-payment long-duration contracts, the collection of premiums does not represent the completion of the earnings process, therefore, any gross premiums received in excess of net premiums is deferred and amortized as a deferred profit liability (“DPL”). The DPL is presented within FPBs and is amortized in proportion to either the present value of expected benefit payments or insurance in-force of each cohort to ensure that profits are recognized over the life of the underlying policies in that cohort. This amortization of the DPL is recorded through net income within policyholder benefits and claims. The DPL is also subject to retrospective remeasurement through net income, however, it is not remeasured for changes in discount rates.
When a cohort’s present value of future net premiums exceeds the present value of future benefits, a “flooring” adjustment is required. The flooring adjustment ensures that the liability for future policy benefits for each cohort is not less than zero, and is reported in net income to the extent that the flooring relates to the FPBs discounted at the locked-in discount rate or reported in OCI to the extent that it relates to changes in the current upper-medium grade discount rate.
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
Additional Insurance Liabilities
Liabilities for universal, variable universal, and variable life policies with secondary guarantees (“ULSG”) and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the life of the contract based on total expected assessments. The additional insurance liabilities are updated retrospectively on a quarterly basis for actual experience and at least once a year for any changes in future cash flow assumptions. The assumptions used in estimating the secondary and paid-up guarantee liabilities are investment income, mortality, lapse, and premium payment pattern and persistency. The assumptions of investment performance and volatility for variable products are consistent with historical experience of appropriate underlying equity and bond indices, such as the Standard & Poor’s Global Ratings (“S&P”) 500 Index. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. The resulting adjustments are recorded as policyholder liability remeasurement (gains) losses in the statement of operations reflecting the impact on the change in the ratio of benefits payable to total assessments over the life of the contract based on experience at the end of the quarter applied to the cumulative assessments received as of the beginning of the quarter.
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
Policyholder Account Balances
PABs represent the amount held by the Company on behalf of the policyholder at each reporting date. This amount includes deposits received from the policyholder and interest credited to the policyholder’s account balance, net of charges assessed against the account balance and any policyholder withdrawals. This balance also includes liabilities for certain structured settlement and institutional income annuities, and other contracts that do not contain significant insurance risk, as well as the estimated fair value of embedded derivatives associated with indexed annuity products.
Market Risk Benefits
Market risk benefits (“MRBs”) are contracts or contract features that guarantee benefits, such as guaranteed minimum benefits, in addition to an account balance, which expose insurance companies to other than nominal capital market risk (e.g., equity price, interest rate, and/or foreign currency exchange risk) and protect the contractholder from the same risk. Certain contracts may have multiple contract features that guarantee benefits. In these cases, each feature is separately evaluated to determine whether it meets the definition of an MRB at contract inception. If a contract includes multiple benefits that meet the definition of an MRB, those benefits are aggregated and measured as a single compound MRB.
All identified MRBs are required to be measured at estimated fair value, whether the contract or contract feature represents a direct, assumed or ceded capital market risk. All MRBs in an asset position are aggregated and presented as an asset, and all MRBs in a liability position are aggregated and presented as a liability. Changes in the estimated fair value of MRBs are recognized in net income, except for the portion of the fair value change attributable to the change in

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
nonperformance risk of the Company which is recorded as a separate component of OCI. The Company generally uses an attributed fee approach to value MRBs, where the attributed fee is determined at contract inception by estimating the fair value of expected future benefits and the expected future fees. The attributed fee percentage is the portion of the expected future fees from contractholders deemed necessary at contract inception to fund all future expected benefits. This typically results in a zero fair value for the MRB at inception. The estimated fair value of the expected future benefits is estimated using a stochastically-generated set of risk-neutral scenarios. Once calculated, the attributed fee percentage is fixed and does not change over the life of the contract. All fees due from contractholders (or payable to reinsurers in the case of ceded MRBs) in excess of the attributed fees are reported in universal life and investment-type product policy fees. The valuation of these MRBs also includes an adjustment for the Company’s (or counterparty’s in the case of ceded MRBs) nonperformance risk and risk margins for non-capital market inputs.
Other Policy-Related Balances
Other policy-related balances include policy and contract claims, premiums received in advance, unearned revenue (“UREV”) liabilities, obligations assumed under structured settlement assignments, policyholder dividends due and unpaid, policyholder dividends left on deposit and negative value of business acquired (“VOBA”).
The liability for policy and contract claims generally relates to incurred but not reported (“IBNR”) death, disability, dental and vision claims. In addition, other policy-related balances include claims which have been reported but not yet settled for death, disability, dental and vision. The liability for these claims is based on the Company’s estimated ultimate cost of settling all claims. The Company derives estimates for the development of IBNR claims principally from analyses of historical patterns of claims by business line. The methods used to determine these estimates are continually reviewed. Adjustments resulting from this continuous review process and differences between estimates and payments for claims are recognized in policyholder benefits and claims expense in the period in which the estimates are changed or payments are made.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
All revenues and expenses are presented net of ceded reinsurance, as applicable.
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
The Company generally has two different types of sales inducements which are included in other assets: (i) the policyholder receives a bonus whereby the policyholder’s initial account balance is increased by an amount equal to a specified percentage of the customer’s deposit; and (ii) the policyholder receives a higher interest rate using a dollar cost averaging method than would have been received based on the normal general account interest rate credited. The Company defers sales inducements and amortizes them over the life of the policy using the same methodologies and assumptions used to amortize DAC for the related contracts. The amortization of deferred sales inducements is included in policyholder benefits and claims.
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
For certain acquired blocks of business, the estimated fair value of the in-force contract obligations exceeded the book value of assumed in-force insurance policy liabilities, resulting in negative VOBA, which is presented separately from VOBA as a liability included in other policy-related balances. The estimated fair value of the in-force contract obligations is based on projections by each block of business. Negative VOBA is amortized on a basis consistent with the

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
methodologies and assumptions used for amortizing DAC for the related contracts. Such amortization is recorded as an offset in other expenses.
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
The funds withheld liability represents amounts withheld by the Company in accordance with the terms of certain reinsurance agreements. The Company withholds the funds rather than transferring the underlying investments and, as a result, records the funds withheld liability. The Company recognizes interest expense on funds withheld, included in other expenses, at a risk-free rate. Certain of these funds withheld liabilities have embedded derivatives that are carried at estimated fair value, with changes in estimated fair value reported in net derivative gains (losses).
Premiums, fees, policyholder liability remeasurement (gains) losses, policyholder benefits and claims, and market risk benefit remeasurement (gains) losses include amounts assumed under reinsurance agreements and are reported net of reinsurance ceded. Amounts received from reinsurers for policy administration are reported in other expenses.
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
Investments
Net Investment Income
Net investment income primarily includes interest income, including amortization of premium and accretion of discount, prepayment fees, dividend income, rental income and equity method income and is net of related investment expenses. Net investment income also includes: (i) realized gains (losses) on investments sold or disposed and (ii) unrealized gains (losses) recognized in earnings, representing changes in estimated fair value, primarily for Unit-linked investments (defined below) and FVO securities.
Net Investment Gains (Losses)
Net investment gains (losses) primarily include (i) realized gains (losses) from sales and other disposals of investments, which are determined by specific identification, (ii) intent-to-sell impairment losses on fixed maturity securities available-for-sale (“AFS”) and impairment losses on all other asset classes and, to a lesser extent, (iii) recognized gains (losses). Recognized gains (losses) are primarily comprised of the change in the ACL and unrealized gains (losses) for certain investments for which changes in estimated fair value are recognized in earnings. Changes in the ACL include both (i) provisions for credit loss on fixed maturity securities AFS, mortgage loans and certain leases, and (ii) subsequent changes in the ACL. Unrealized gains (losses), representing changes in estimated fair value recognized in earnings, primarily relate to equity securities and certain OLPI and REJV.
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
Interest income and prepayment fees are recognized when earned. Interest income is recognized using an effective yield method giving effect to amortization of premium and accretion of discount, and is based on the estimated economic life of the securities, which for mortgage-backed and asset-backed securities considers the estimated timing and amount of prepayments of the underlying loans. See “— Fixed Maturity Securities AFS — Methodology for Amortization of Premium and Accretion of Discount on Structured Products” in Note 11. The amortization of premium and accretion of discount also take into consideration call and maturity dates. Generally, the accrual of income is ceased and accrued investment income that is considered uncollectible is recognized as a charge within net investment gains (losses) when securities are impaired.
The Company periodically evaluates these securities for impairment. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in estimated fair value as described in“— Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss” in Note 11.
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
Contractholder-Directed Equity Securities and Fair Value Option Securities
Contractholder-directed equity securities and FVO securities (collectively, “Unit-linked and FVO securities”) are investments for which the FVO has been elected, or which are otherwise required to be carried at estimated fair value, and include:
•contractholder-directed investments supporting unit-linked variable annuity type liabilities (“Unit-linked investments”) which do not qualify for presentation and reporting as separate account assets and liabilities. These investments are primarily equity securities and series mutual funds, which are generally VIEs. The investment returns on these investments inure to contractholders and are offset by a corresponding change in PABs through interest credited to PABs; and
•fixed maturity and equity securities held-for-investment by the general account to support asset and liability management strategies for certain insurance products, investments in certain fund structures, and investments held by consolidated collateralized financing entities (“CFEs”).
Interest income and dividend income on these investments are included in net investment income. Realized gains (losses) on investments sold or disposed and unrealized gains (losses), representing changes in estimated fair value, are both recognized in net investment income for Unit-linked investments and certain FVO securities. Sales of these investments are determined on a specific identification basis. See Notes 11 and 13 for further information on VIEs and Unit-linked and FVO securities, respectively.
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
The Company recognizes an ACL in earnings within net investment gains (losses) at time of purchase or origination based on expected lifetime credit loss on mortgage loans, in an amount that represents the portion of the amortized cost basis of such mortgage loans that the Company does not expect to collect.
The Company ceases to accrue interest when the collection of interest is not considered probable, which is based on a current evaluation of the status of the borrower, including the number of days past due. When a loan is placed on non-

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
accrual status, uncollected past due accrued interest income that is considered uncollectible is charged off against net investment income. Generally, the accrual of interest income resumes after all delinquent amounts are paid and management believes all future principal and interest payments will be collected. The Company records cash receipts on non-accruing loans in accordance with the loan agreement. The Company records charge-offs of mortgage loan balances not considered collectible upon the realization of a credit loss, for commercial, agricultural and residential mortgage loans, typically through foreclosure. The charge-off is recorded in net investment gains (losses), net of amounts recognized in ACL. Cash recoveries on principal amounts previously charged off are generally reported in net investment gains (losses). Upon foreclosure, the mortgage is de-recognized, the collateral received is recognized at fair value, and any difference between the net carrying value of the mortgage loan and the fair value of the collateral received is recognized within net investment gains (losses).
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
Real estate for which the Company commits to a plan to sell within one year and actively markets that real estate in its current condition for a reasonable price in comparison to its estimated fair value is classified as held-for-sale. The Company ceases depreciation on real estate that is classified as held-for-sale. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less estimated disposition costs.
REJV and OLPI
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
The Company accounts for its interest in REJV and OLPI investments in which it has virtually no influence over the investee’s operations at estimated fair value. Unrealized gains (losses), representing changes in estimated fair value of these investments, are recognized in earnings within net investment gains (losses). Due to the nature and structure of

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
these investments, they do not meet the characteristics of an equity security in accordance with applicable accounting guidance.
The Company consolidates REJV and OLPI investments when it holds a controlling financial interest, or it is deemed the primary beneficiary of an investee that is a VIE. Assets of certain consolidated REJV and OLPI are initially recorded at estimated fair value.
The Company elects the FVO for certain REJV that are managed on a total return basis. Unrealized gains (losses) representing changes in estimated fair value for REJV and OLPI investments recorded at estimated fair value are recognized in net investment income.
The Company routinely evaluates its equity method investments for impairment when the carrying value of the investment exceeds its fair value and when events or changes in circumstances indicate that the carrying amount may not be recoverable. When it is determined an equity method investment has had a loss in value that is other than temporary, an impairment is recognized and charged to net investment gains (losses).
Short-term Investments
Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months, at the time of purchase or acquisition. Securities included within short-term investments are stated at estimated fair value, while other investments included within short-term investments are stated at amortized cost less ACL, which approximates estimated fair value.
Other Invested Assets
Other invested assets consist principally of the following:
•Freestanding derivatives with positive estimated fair values, the accounting for which is described in “— Derivatives” below.
•Company-owned life insurance policies (“COLI”) are carried at cash surrender value.
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
•Tax equity investments include low income housing tax credit partnerships and renewable energy investments, which derive a significant source of the investment returns in the form of income tax credits or other tax incentives. Beginning January 1, 2024, tax equity investments that meet certain criteria are accounted for using the proportional amortization method, where the initial cost of the investment is amortized in proportion to the tax credits received and recognized as a component of income tax expense (benefit). Tax equity investments which do not meet the qualification criteria for the proportional amortization method are accounted for using the equity method of accounting. See Note 22.
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
If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the estimated fair value of the derivative are reported in net derivative gains (losses) except as follows:

Statement of Operations Presentation:	Derivative:
Net investment income	• Derivatives held within Unit-linked investments
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
•Cash flow hedge - a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability in OCI and reclassified into the statement of operations when the Company’s earnings are affected by the variability in cash flows of the hedged item.
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
Acquisitions
The Company accounts for the purchase of a business using the acquisition method of accounting. The Company measures consideration transferred at estimated fair value which may include cash, equity issued, and liabilities incurred by the Company. The Company recognizes and measures tangible and intangible assets acquired and liabilities assumed based on their acquisition date fair values. The excess of the fair value of consideration transferred over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. The operating results of acquired businesses are included in the Company’s consolidated statements of operations from their acquisition date. Acquisition-related expenses and certain acquisition restructuring and other related charges are recognized separately from the business combination and are expensed as incurred.
The Company uses its best estimates of assumptions to value consideration transferred, assets acquired and liabilities assumed at the acquisition date. These estimates are inherently uncertain, and the Company may not be able to obtain all information necessary to complete its accounting during the period of acquisition. The Company will record adjustments to its initial accounting based on information obtained in subsequent periods which may affect the acquisition date estimated fair value of consideration transferred or assets acquired and liabilities assumed until the Company has obtained all information necessary to complete the initial accounting for the acquisition, not to exceed one year from the acquisition date. Contingent consideration is initially recorded at its estimated fair value at the acquisition date and is revalued at every

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
financial reporting date until the contingency is resolved. Adjustments to contingent consideration liabilities after the completion of acquisition accounting are recorded in the consolidated statement of operations.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Other Accounting Policies
Stock-Based Compensation
The Company grants stock-based compensation awards to directors and certain employees. Director awards are fully vested at the grant date and employee awards are subject to vesting conditions. The Company recognizes compensation expense in an amount fixed at the grant date for equity-classified awards, or remeasured quarterly based on the fair value of the award for liability-classified awards, as described in Note 19. The Company takes an estimation of forfeitures into account and generally recognizes the expense over the vesting period. However, the Company truncates the expense period to the date the employee satisfies age-and-service requirements to exercise or receive payment for the award regardless of continued employment. In such a case, the Company does not accelerate award exercise or payment timing.
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
Property, Equipment, Leasehold Improvements and Computer Software
Property, equipment and leasehold improvements, which are included in other assets, are stated at cost, less accumulated depreciation and amortization. Included in property and equipment are capitalized costs related to purchased software, as well as certain internal and external costs incurred to develop internal-use computer software during the application development stage. Depreciation and amortization on property and equipment are determined using the straight-line method over the estimated useful lives of the assets, generally ranging from three to 40 years. Leasehold improvements are amortized over the shorter of the remaining lease term or useful life up to 20 years. The cost basis of the property, equipment and leasehold improvements was $7.8 billion and $7.7 billion at December 31, 2025 and 2024, respectively. Accumulated depreciation and amortization of property, equipment and leasehold improvements was $5.0 billion and $5.1 billion at December 31, 2025 and 2024, respectively. Related depreciation and amortization expense was $527 million, $469 million and $470 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are determined using the Company’s incremental borrowing rate based upon information available at commencement date to recognize the present value of lease payments over the lease term. ROU assets are recognized based on the corresponding lease liabilities adjusted for qualifying initial direct costs and prepaid or accrued lease payments, reduced by lease incentives received. Lease terms may include options to extend or terminate the lease and are included in the lease measurement when it is reasonably certain that the Company will exercise that option.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)
Mezzanine Equity
Redeemable noncontrolling interests includes redeemable noncontrolling interests associated with certain consolidated entities. These redeemable noncontrolling interests are classified as mezzanine equity because their redemption is at the option of the holder and not within the control of the Company. Income (loss) attributable to redeemable noncontrolling interests is reported in net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests.
Notes issued by collateralized financing entities
Notes issued by CFEs represent notes issued by certain collateralized loan obligation (“CLO”) entities which the Company is required to consolidate as the primary beneficiary. The creditors of these consolidated VIEs do not have recourse to the Company in excess of the assets contained within the VIEs. For these notes, the Company has elected the FVO and has based the estimated fair value on the more observable of the notes or the corresponding assets. Changes in estimated fair value are reported in net investment gains (losses).
Other Revenues
Other revenues primarily include fees related to service contracts from customers for vision fee for service arrangements, prepaid legal plans, asset management fees, as further described below, administrative services-only (“ASO”) contracts, as well as recordkeeping and administrative services. Substantially all of the revenues from these services are recognized over time as the applicable services are provided or are made available to the customers. The revenues recognized include variable consideration to the extent it is probable that a significant reversal will not occur. In addition to the service fees, other revenues also include certain stable value fees and other miscellaneous revenues. These fees and miscellaneous revenues are recognized as earned.
Asset management fees are principally based on contractual rates applied to assets under management, or committed or invested capital, which are recognized over time as the applicable services are provided. In certain asset management fee arrangements, the Company is entitled to receive performance-based incentive fees or incentive allocations when the return on assets under management exceeds certain benchmark returns or other performance targets. The Company records (i) performance-based incentive fees and allocations revenues when the contractual terms of the asset management fee arrangement have been satisfied, and it is probable that a significant reversal in the amount of the fee will not occur, which is typically at, or near the end of the performance measurement period, and (ii) a liability for deferred performance-based incentive fees and allocations to the extent it receives cash related to the performance-based incentive fees and allocations revenues prior to meeting the revenue recognition criteria described above. In addition, asset management fee revenues include advisory service fees for non-discretionary investment advice, transaction fees and origination fees.
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
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Among other things, the amendments require that public business entities, on an annual basis: (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. In addition, the amendments require that all entities disclose on an annual basis the following information about income taxes paid: (i) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and (ii) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds received).
		Effective for annual periods beginning January 1, 2025, applied on a prospective basis.	The Company has included the enhanced disclosures within Note 22.
Future Adoption of Accounting Pronouncements
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of December 31, 2025 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
1. Business, Basis of Presentation and Summary of Significant Accounting Policies (continued)

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs are now reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The key amendments remove all references to prescriptive and sequential software development project stages and require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
		Effective for annual and interim periods beginning January 1, 2028, to be applied either prospectively, retrospectively, or using a modified transition approach (with early adoption permitted as of the beginning of an annual reporting period).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.

Effective for annual periods beginning January 1, 2027, and
interim periods beginning January 1, 2028, to be applied prospectively with an option for retrospective application (with early adoption permitted).
The Company is evaluating the impact of the guidance on its consolidated financial statements.
2. Segment Information
In the fourth quarter of 2025, MetLife completed the Strategic Reorganization. As a result, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MIM. See Note 1. Also, in conjunction with the Strategic Reorganization, effective January 1, 2025, the Company amended agreements between MIM and other MetLife entities to manage general account investments at current market rate fees, a change from 2024 and 2023.
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
MIM
MIM provides asset management and advisory services to institutional investors worldwide in public and private fixed income, real estate, equity, alternatives, multi-asset solutions and insurance solutions. MIM also manages investments for the Company’s general account.
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
Asymmetrical and non-economic accounting adjustments are made in calculating adjusted earnings:
•Universal life and investment-type product policy fees exclude asymmetrical accounting associated with in-force reinsurance.
•Net investment income includes earned income on derivatives and amortization of premium on derivatives that are hedges of investments or that are used to replicate certain investments, but do not qualify for hedge accounting treatment.
•Other revenues include settlements of foreign currency earnings hedges and exclude asymmetrical accounting associated with in-force reinsurance.
•Policyholder benefits and claims excludes (i) inflation-indexed benefit adjustments associated with contracts backed by inflation-indexed investments, (ii) asymmetrical accounting associated with in-force reinsurance, and (iii) non-economic losses incurred at contract inception for certain single premium annuity business. These losses are amortized into adjusted earnings within policyholder benefits and claims over the estimated lives of the contracts.
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
Other adjustments are made in calculating adjusted earnings:
•Beginning in the fourth quarter of 2025, net investment income excludes depreciation of wholly-owned real estate and REJVs.
•Net investment income and interest credited to PABs exclude certain amounts related to contractholder-directed equity securities.
•Net investment income and other expenses exclude Reinsurance activity (as defined below).
•Net investment income and interest expense on debt exclude amounts related to CFEs that are consolidated VIEs.
•Other revenues include fee revenue on synthetic guaranteed interest contracts (“GICs”) accounted for as freestanding derivatives.
•Other expenses exclude (i) amortization and impairment of asset management intangible assets, (ii) implementation of new insurance regulatory requirements and other costs, and (iii) acquisition, integration and other related costs. Other expenses include (i) deductions for net income attributable to noncontrolling interests and redeemable noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
•“Reinsurance activity” relates to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
Corporate & Other
Corporate & Other contains various run-off and developing businesses. Also included in Corporate & Other are: the excess capital, as well as certain charges and activities not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to asset management fees and loans bearing interest rates commensurate with related borrowings).
The run-off businesses principally consist of operations relating to products and businesses that the Company no longer actively markets in the U.S. and were reported in the Company’s former MetLife Holdings segment. These products include: (i) variable, universal and term life insurance, (ii) whole life insurance, (iii) fixed and variable annuities, as well as the related guarantees, (iv) in-force block of assumed variable annuity guarantees from a third party, and (v) long-term care insurance, which offers protection against the potentially high costs of long-term health care services.
The financial measure and accounting policies used to prepare the Company’s segment results are the same as those used to prepare results for Corporate & Other. See “— Financial Measure and Segment Accounting Policies.”
Set forth in the tables below is certain financial information with respect to the Company’s segments for the years ended December 31, 2025, 2024 and 2023.

Year Ended December 31, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$22,858	$11,569	$5,050	$5,155	$2,525	$—
Universal life and investment-type product policy fees	936	409	1,640	1,447	342	—
Net investment income (1)	1,412	8,774	5,187	1,698	253	6
Other revenues	1,675	284	78	4	34	932

Expenses
Policyholder benefits and claims and policyholder dividends	20,215	14,830	4,172	4,845	1,253	—
Policyholder liability remeasurement (gains) losses	(34)	(2)	(158)	(7)	6	—
Interest credited to PABs	289	3,552	3,097	373	83	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	81	854	571	367	—
Interest expense on debt	3	14	—	15	—	—
Direct and allocated expenses	2,072	365	1,216	576	451	638
Other segment expenses (2)	2,168	117	374	845	513	33
Provision for income tax expense (benefit)	450	408	698	288	114	67
Adjusted earnings	$1,692	$1,671	$1,702	$798	$367	$200

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)

Year Ended December 31, 2024	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$22,427	$8,034	$4,991	$4,476	$2,202	$—
Universal life and investment-type product policy fees	909	314	1,690	1,419	314	—
Net investment income (1)	1,252	8,482	4,658	1,650	222	7
Other revenues	1,534	246	76	41	32	718

Expenses
Policyholder benefits and claims and policyholder dividends	19,824	11,246	4,083	4,127	1,100	—
Policyholder liability remeasurement (gains) losses	(1)	(170)	(35)	(9)	7	—
Interest credited to PABs	191	3,371	2,695	438	70	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	66	832	503	355	—
Interest expense on debt	2	15	—	15	—	—
Direct and allocated expenses	2,000	309	1,176	560	426	615
Other segment expenses (2)	2,049	139	413	743	457	37
Provision for income tax expense (benefit)	425	433	630	328	72	18
Adjusted earnings	$1,606	$1,667	$1,621	$881	$283	$55

Year Ended December 31, 2023	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$21,558	$8,248	$5,251	$4,287	$2,016	$—
Universal life and investment-type product policy fees	878	313	1,632	1,398	298	—
Net investment income (1)	1,301	7,803	3,957	1,644	197	3
Other revenues	1,493	271	86	42	32	719

Expenses
Policyholder benefits and claims and policyholder dividends	19,164	11,269	4,333	4,094	984	—
Policyholder liability remeasurement (gains) losses	(28)	(131)	105	(25)	(3)	—
Interest credited to PABs	193	2,887	2,301	426	72	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	26	49	772	468	344	—
Interest expense on debt	2	14	—	11	—	—
Direct and allocated expenses	1,896	275	1,172	578	404	591
Other segment expenses (2)	1,880	114	403	682	399	38
Provision for income tax expense (benefit)	442	450	558	297	78	23
Adjusted earnings	$1,655	$1,708	$1,282	$840	$265	$70
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Years Ended December 31,
	2025	2024	2023
Group Benefits	1%	—%	—%
RIS	6%	3%	1%
Asia	13%	12%	4%
Latin America	—%	1%	1%
EMEA	1%	—%	—%

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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Total segment adjusted earnings	$6,430	$6,113	$5,820
Corporate & Other	(293)	(117)	(97)
Total consolidated adjusted earnings	6,137	5,996	5,723
Net investment gains (losses)	(1,145)	(1,184)	(2,824)
Net derivative gains (losses)	(1,939)	(1,623)	(2,140)
MRB remeasurement gains (losses)	508	1,109	994
Investment hedge adjustments	(410)	(604)	(1,012)
Depreciation of wholly-owned real estate and REJVs	(72)
Other	(307)	63	(173)
Provision for income tax (expense) benefit	631	687	1,034
Net income (loss)	$3,403	$4,444	$1,602

Segment revenues:
Group	$26,881	$26,122	$25,230
RIS	21,036	17,076	16,635
Asia	11,955	11,415	10,926
Latin America	8,304	7,586	7,371
EMEA	3,154	2,770	2,543
MIM (1)	938	725	722
Total segment revenues	72,268	65,694	63,427
Net investment gains (losses)	(1,145)	(1,184)	(2,824)
Net derivative gains (losses)	(1,939)	(1,623)	(2,140)
Investment hedge adjustments	(410)	(604)	(1,012)
Unit-linked investment income	1,217	1,091	1,183
Reinsurance activity	489	31	—
Revenues attributed to business activities within Corporate & Other	6,572	7,357	8,288
Other	32	224	(17)
Total consolidated revenues	$77,084	$70,986	$66,905
__________________
(1)Includes intersegment asset management fees of $563 million, $417 million and $403 million for the years ended December 31, 2025, 2024 and 2023, respectively, earned in connection with management of general account investments of the Company and reflecting a change to current market rate fees in 2025.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
2. Segment Information (continued)
The following table presents total premiums, universal life and investment-type product policy fees and other revenues by major product groups of the Company’s segments, as well as Corporate & Other:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Life insurance	$22,519	$22,250	$22,111
Accident & health insurance	18,935	18,356	18,014
Annuities	14,002	10,121	10,193
Other	2,153	1,793	1,643
Total	$57,609	$52,520	$51,961
The following table presents total premiums, universal life and investment-type product policy fees and other revenues associated with the Company’s U.S. and foreign operations:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$41,234	$37,266	$36,869
Japan	4,649	4,702	5,020
Other	11,726	10,552	10,072
Total	$57,609	$52,520	$51,961
Revenues derived from any single customer did not exceed 10% of consolidated premiums, universal life and investment-type product policy fees and other revenues for the years ended December 31, 2025, 2024 or 2023.
3. Acquisition
Acquisition of PineBridge Investments
On December 30, 2025, the Company completed the acquisition of PineBridge Investments (“PineBridge”), a global asset manager. The acquisition of PineBridge further enhances the existing scale of the Company’s institutional asset management business, MIM. The preliminary purchase consideration paid in cash at closing was $885 million, comprised of purchase consideration of $800 million plus $85 million for the excess of cash and investments acquired over liabilities assumed. The preliminary purchase consideration is subject to change from any post-closing adjustments to the estimated amounts utilized at closing for cash and investments acquired, working capital, transaction expenses, liabilities assumed, net deferred tax liability and final acquisition date estimated fair value of consolidated VIEs, which will be determined after closing. The purchase consideration and the purchase price allocation, described below, are preliminary and are subject to adjustment during the measurement period, which is up to one year from the acquisition date.
The PineBridge acquisition was accounted for as a business combination using the acquisition method of accounting. Accordingly, the purchase price consideration was allocated to the assets acquired, including separately identified intangible assets, tangible assets and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the estimated fair value of consideration transferred over the estimated fair value of identifiable intangible assets acquired, tangible assets acquired and liabilities assumed was recorded as goodwill. Asset management agreements and asset advisory agreements identifiable intangible assets were determined using the multi-period excess earnings method.
Of the preliminary purchase price, $486 million, $264 million and $15 million were preliminarily allocated to the estimated fair value of tangible assets acquired, liabilities assumed and noncontrolling interests assumed, respectively. The noncontrolling interests, which are less than 2% of the preliminary purchase consideration, represent the interests of shareholders, other than the Company, in an acquired entity. The tangible assets acquired primarily include CLO fund investments (“CLO Investments”) of $150 million, reported in FVO securities; accrued revenue and accounts receivable of $100 million, reported in premiums, reinsurance and other receivables; cash and cash equivalents of $100 million; other operating assets of $81 million, reported primarily in other assets; and FVO securities of $55 million. The liabilities assumed primarily include accounts payable, accrued compensation and benefits and other accrued expenses of $189 million, reported

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
3. Acquisition (continued)
in other liabilities; and investment-related debt of $75 million, reported in long-term debt. In addition, certain fund investments, reported in contractholder-directed equity securities, and related redeemable noncontrolling interests, each in the amount of $241 million, at estimated fair value, were recorded.
The CLO Investments acquired are comprised of non-consolidated and consolidated investments. The non-consolidated CLO Investments were comprised of FVO securities with an estimated fair value of $91 million at December 31, 2025. The consolidated CLO Investments, along with certain investment fund general partner entities, represent consolidated VIEs of which the Company is the primary beneficiary. Accordingly, the Company has consolidated these VIEs. See “– Variable Interest Entities – Consolidated VIEs” in Note 11 for further information. The consolidated CLO Investments were comprised primarily of FVO securities and operating assets, including cash, of $1.4 billion, and related notes issued by CFEs for which the Company has elected the FVO, and operating liabilities of $1.4 billion, both at estimated fair value.
Additionally, of the preliminary purchase price, $543 million was allocated to goodwill which is included in the MIM segment and $147 million was allocated to identified intangible assets for asset management agreements and asset advisory agreements, reported in other assets. The goodwill recognized in connection with the acquisition includes future benefits for the MIM segment as a result of the increase in scale, broadening of existing capabilities, addition of new capabilities and extension of the global footprint, assembled workforce and expected synergies from the combined operations. The purchase price allocated to these identified intangible assets reflects the estimated fair value of the expected future earnings associated with asset management agreements acquired related to open-ended funds, closed-ended funds and separately managed accounts, as well as to asset advisory agreements acquired. Finite-lived intangible assets, including closed-end funds and separately managed accounts asset management agreements and asset advisory agreements, totaling $78 million are amortized over the assets’ useful lives ranging from one to 16 years with a weighted average remaining useful life of 14 years as of the acquisition date. The indefinite-lived intangible asset, relating to open-ended funds asset management agreements acquired, of $69 million is not being amortized and will be tested for impairment at least annually. In addition, operating lease ROU assets acquired, reported in other assets, and operating lease liabilities assumed, reported in other liabilities, were each recorded at their estimated fair values of $76 million.
The preliminary purchase accounting also included a net deferred income tax liability of $12 million, which was attributable to the identified intangible assets and assumed liabilities, excluding goodwill, established at the acquisition date. The amount of the goodwill expected to be deductible for tax purposes was approximately $200 million.
Total revenues of PineBridge represented less than 1% of pro forma total revenues of MetLife for each of the years ended December 31, 2025, and 2024, when evaluated as though the acquisition had occurred on January 1, 2024.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated DPLs, additional insurance liabilities, participating life and short-duration contracts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The Company’s FPBs on the consolidated balance sheets were as follows at:

	December 31,
	2025	2024
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$79,523	$66,262
Asia:
Whole and term life & endowments	10,140	11,167
Accident & health	7,913	9,406
Latin America - Fixed annuities	12,336	9,600
Corporate & Other - Long-term care (1)	15,224	14,537
Deferred Profit Liabilities:
RIS - Annuities	3,855	3,780
Asia:
Whole and term life & endowments	919	759
Accident & health	993	849
Latin America - Fixed annuities	562	498
Additional Insurance Liabilities:
Asia:
Variable life	1,074	1,108
Universal and variable universal life	330	355
Corporate & Other - Universal and variable universal life (1)	2,713	2,496
Corporate & Other - Participating life (1)	47,359	48,485
Other long-duration (2)	11,148	10,712
Short-duration and other	14,766	13,632
Total	$208,855	$193,646
__________________
(1)    See Note 1 for information on the Strategic Reorganization.
(2)    This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.
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

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	(71)	(48)	(106)
Adjusted balance	(71)	(48)	(106)
Issuances	14,815	7,985	6,572
Net premiums collected	(14,744)	(7,937)	(6,466)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$66,621	$64,515	$58,695

Balance at January 1, at original discount rate	$69,643	$64,737	$61,426
Effect of changes in cash flow assumptions (1)	(79)	(195)	(284)
Effect of actual variances from expected experience (2)	(91)	(121)	(270)
Adjusted balance	69,473	64,421	60,872
Issuances	15,275	8,129	6,588
Interest accrual	3,427	3,146	2,897
Benefit payments	(6,699)	(6,050)	(5,620)
Effect of foreign currency translation	22	(3)	—
Balance at December 31, at original discount rate	81,498	69,643	64,737
Effect of changes in discount rate assumptions	(1,656)	(3,022)	(222)
Balance at December 31, at current discount rate at balance sheet date	79,842	66,621	64,515

Cumulative amount of fair value hedging adjustments	(319)	(359)	(191)
Net liability for FPBs	79,523	66,262	64,324
Less: Reinsurance recoverables	12,506	1,919	269
Net liability for FPBs, net of reinsurance	$67,017	$64,343	$64,055

Undiscounted - Expected future benefit payments	$144,721	$126,735	$130,878
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$79,842	$66,621	$64,515
Weighted-average duration of the liability	8 years	8 years	9 years
Weighted-average interest accretion (original locked-in) rate	4.6%	4.8%	4.7%
Weighted-average current discount rate at balance sheet date	5.4%	5.6%	5.1%
__________________
(1)For the year ended December 31, 2025, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $65 million. For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $62 million. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $211 million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(2)    For the year ended December 31, 2025, the net effect of actual variances from expected experience was more than offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $31 million. For the year ended December 31, 2024, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $35 million. For the year ended December 31, 2023, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $118 million.
For each of the years ended December 31, 2025, 2024 and 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
For the year ended December 31, 2023, the net effect of actual variances from expected experience was primarily driven by favorable mortality and model refinements.
When single premium annuity contracts are issued, the FPB reserve is required to be measured at an upper-medium grade discount rate. Due to differences between the upper-medium grade discount rate and pricing assumptions used to determine the contractual premium, the initial FPB reserve at issue for a particular cohort may be greater than the contractual premium received, and the difference must be recognized as an immediate loss at issue. On these cohorts, future experience that differs from expected experience and changes in cash flow assumptions result in the recognition of remeasurement gains and losses with net remeasurement gains limited to the amount of the original loss at issue, after which any favorable experience is deferred and recorded within the DPL. For the year ended December 31, 2025, the Company incurred a loss at issue of $451 million. The loss at issue was partially offset by a deferred gain on ceded reinsurance which will be amortized over the life of the reinsurance agreement. For the year ended December 31, 2024, the Company incurred a loss at issue of $147 million. The loss at issue was largely offset by a deferred gain on ceded reinsurance which will be amortized over the life of the reinsurance agreement. Additionally, for the year ended December 31, 2024, the Company recognized a net remeasurement gain related to the net effect of changes in cash flow assumptions.
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
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$4,023	$4,561	$4,682

Balance at January 1, at original discount rate	$4,286	$4,793	$4,943
Effect of changes in cash flow assumptions (1)	26	58	11
Effect of actual variances from expected experience (2)	(108)	(98)	(62)
Adjusted balance	4,204	4,753	4,892
Issuances	630	558	730
Interest accrual	82	70	59
Net premiums collected	(624)	(604)	(611)
Effect of foreign currency translation	45	(491)	(277)
Balance at December 31, at original discount rate	4,337	4,286	4,793
Effect of changes in discount rate assumptions	(433)	(288)	(242)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	6	25	10
Balance at December 31, at current discount rate at balance sheet date	$3,910	$4,023	$4,561

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$15,190	$17,435	$17,463

Balance at January 1, at original discount rate	$15,252	$17,198	$18,209
Effect of changes in cash flow assumptions (1)	28	36	58
Effect of actual variances from expected experience (2)	(108)	(135)	(30)
Adjusted balance	15,172	17,099	18,237
Issuances	630	558	729
Interest accrual	383	368	370
Benefit payments	(970)	(958)	(1,174)
Effect of foreign currency translation	143	(1,815)	(964)
Balance at December 31, at original discount rate	15,358	15,252	17,198
Effect of changes in discount rate assumptions	(1,390)	11	224
Effect of foreign currency translation on the effect of changes in discount rate assumptions	82	(73)	13
Balance at December 31, at current discount rate at balance sheet date	14,050	15,190	17,435

Net liability for FPBs	10,140	11,167	12,874
Less: Amount due to reinsurer	(2)	(2)	(1)
Net liability for FPBs, net of reinsurance	$10,142	$11,169	$12,875

Undiscounted:
Expected future gross premiums	$9,138	$8,678	$9,331
Expected future benefit payments	$26,455	$25,422	$28,130
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,363	$7,316	$8,067
Expected future benefit payments	$14,050	$15,190	$17,435
Weighted-average duration of the liability	16 years	17 years	17 years
Weighted -average interest accretion (original locked-in) rate	2.8%	2.6%	2.5%
Weighted-average current discount rate at balance sheet date	3.6%	2.8%	2.6%
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
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Asia segment’s whole and term life & endowment products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate assumptions. The best estimate assumptions include mortality, lapse, and morbidity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$17,203	$19,835	$21,181

Balance at January 1, at original discount rate	$18,820	$21,232	$22,594
Effect of changes in cash flow assumptions (1)	(95)	439	867
Effect of actual variances from expected experience (2)	(326)	(205)	(158)
Adjusted balance	18,399	21,466	23,303
Issuances	1,158	1,032	1,030
Interest accrual	223	223	236
Net premiums collected	(1,829)	(1,843)	(2,016)
Effect of foreign currency translation and other - net	292	(2,058)	(1,321)
Balance at December 31, at original discount rate	18,243	18,820	21,232
Effect of changes in discount rate assumptions	(2,895)	(1,772)	(1,449)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	41	155	52
Balance at December 31, at current discount rate at balance sheet date	$15,389	$17,203	$19,835

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$26,565	$30,480	$30,879

Balance at January 1, at original discount rate	$32,838	$36,010	$37,189
Effect of changes in cash flow assumptions (1)	(186)	439	898
Effect of actual variances from expected experience (2)	(362)	(203)	(180)
Adjusted balance	32,290	36,246	37,907
Issuances	1,156	1,030	1,028
Interest accrual	476	470	485
Benefit payments	(1,326)	(1,268)	(1,279)
Effect of foreign currency translation and other - net	346	(3,640)	(2,131)
Balance at December 31, at original discount rate	32,942	32,838	36,010
Effect of changes in discount rate assumptions	(9,946)	(6,890)	(5,793)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	157	617	263
Balance at December 31, at current discount rate at balance sheet date	23,153	26,565	30,480

Cumulative impact of flooring the future policyholder benefits reserve	149	44	67
Net liability for FPBs	7,913	9,406	10,712
Less: Reinsurance recoverables	111	142	142
Net liability for FPBs, net of reinsurance	$7,802	$9,264	$10,570

Undiscounted:
Expected future gross premiums	$36,643	$36,908	$41,734
Expected future benefit payments	$43,479	$43,016	$47,046
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$26,671	$29,436	$34,356
Expected future benefit payments	$23,153	$26,565	$30,480
Weighted-average duration of the liability	19 years	23 years	25 years
Weighted-average interest accretion (original locked-in) rate	1.8%	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	3.8%	2.8%	2.5%
__________________
(1)    For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of ($10) million.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
(2)    For the year ended December 31, 2023, the net effect of actual variances from expected experience was partially offset by the corresponding impact in DPL associated with the Asia segment’s accident & health products of $4 million.
For the year ended December 31, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, partially offset by mortality. For the year ended December 31, 2024, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to morbidity, substantially offset by policyholder behavior assumptions related to lapses. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to lapses, partially offset by updates in assumptions related to mortality and morbidity.
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
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$—	$—	$—

Balance at January 1, at original discount rate	$—	$—	$—
Effect of changes in cash flow assumptions (1)	—	—	—
Effect of actual variances from expected experience (2)	—	—	—
Adjusted balance	—	—	—
Issuances	1,461	1,020	1,045
Interest accrual	31	21	29
Net premiums collected	(1,492)	(1,041)	(1,074)
Balance at December 31, at original discount rate	—	—	—
Balance at December 31, at current discount rate at balance sheet date	$—	$—	$—

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$9,600	$9,637	$9,265

Balance at January 1, at original discount rate	$9,133	$9,249	$8,240
Effect of changes in cash flow assumptions (1)	5	(4)	(5)
Effect of actual variances from expected experience (2)	(25)	(2)	(31)
Adjusted balance	9,113	9,243	8,204
Issuances	1,542	1,065	1,153
Interest accrual	373	339	341
Benefit payments	(813)	(701)	(671)
Inflation adjustment	343	391	415
Effect of foreign currency translation	1,030	(1,204)	(193)
Balance at December 31, at original discount rate	11,588	9,133	9,249
Effect of changes in discount rate assumptions	687	536	391
Effect of foreign currency translation on the effect of changes in discount rate assumptions	61	(69)	(3)
Balance at December 31, at current discount rate at balance sheet date	12,336	9,600	9,637

Net liability for FPBs	$12,336	$9,600	$9,637

Undiscounted - Expected future benefit payments	$17,146	$13,660	$13,994
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$12,336	$9,600	$9,637
Weighted-average duration of the liability	11 years	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.4%	3.5%	3.6%
Weighted-average current discount rate at balance sheet date	2.9%	3.1%	3.3%
__________________
(1)For the years ended December 31, 2024 and 2023, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the Latin America segment’s fixed annuity products of $3 million and $4 million, respectively.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the Latin America segment’s fixed annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.
Corporate & Other - Long-term Care
Corporate & Other’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance at January 1, at current discount rate at balance sheet date	$5,475	$5,687	$5,775

Balance at January 1, at original discount rate	$5,568	$5,566	$5,807
Effect of changes in cash flow assumptions	68	212	(152)
Effect of actual variances from expected experience	159	74	199
Adjusted balance	5,795	5,852	5,854
Interest accrual	284	285	294
Net premiums collected	(564)	(569)	(582)
Balance at December 31, at original discount rate	5,515	5,568	5,566
Effect of changes in discount rate assumptions	33	(93)	121
Balance at December 31, at current discount rate at balance sheet date	$5,548	$5,475	$5,687

Present Value of Expected FPBs
Balance at January 1, at current discount rate at balance sheet date	$20,012	$20,927	$19,619

Balance at January 1, at original discount rate	$21,024	$20,494	$20,165
Effect of changes in cash flow assumptions	66	205	(190)
Effect of actual variances from expected experience	213	84	223
Adjusted balance	21,303	20,783	20,198
Interest accrual	1,115	1,089	1,070
Benefit payments	(928)	(848)	(774)
Balance at December 31, at original discount rate	21,490	21,024	20,494
Effect of changes in discount rate assumptions	(718)	(1,012)	433
Balance at December 31, at current discount rate at balance sheet date	20,772	20,012	20,927

Net liability for FPBs	$15,224	$14,537	$15,240

Undiscounted:
Expected future gross premiums	$10,382	$10,644	$10,603
Expected future benefit payments	$44,696	$44,981	$45,016
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,001	$6,966	$7,139
Expected future benefit payments	$20,772	$20,012	$20,927
Weighted-average duration of the liability	13 years	14 years	15 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%	5.2%
For the year ended December 31, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses. For the year ended December 31, 2023, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior assumptions related to claim utilization experience, which lowered the expected cost of care. This was partially offset by updates in assumptions associated with an increase in incidence rates.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
For the year ended December 31, 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable morbidity and mortality, partially offset by the expected premium rate increases.
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
Asia - Variable Life and Universal and Variable Universal Life
The Asia segment’s variable life, universal life, and variable universal life products in Japan offer a contract feature whereby the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2025	2024	2023	2025	2024	2023
	Variable Life			Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1,	$1,108	$1,258	$1,381	$355	$424	$455
Less: AOCI adjustment	—	—	—	10	(14)	(33)
Balance, at January 1, before AOCI adjustment	1,108	1,258	1,381	345	438	488
Effect of changes in cash flow assumptions	(3)	17	(4)	(46)	(23)	(2)
Effect of actual variances from expected experience	(16)	(12)	(10)	(6)	(34)	(24)
Adjusted balance	1,089	1,263	1,367	293	381	462
Assessments accrual	(4)	(4)	(3)	(4)	—	—
Interest accrual	17	17	19	5	6	7
Excess benefits paid	(33)	(38)	(36)	—	—	—
Effect of foreign currency translation and other, net	5	(130)	(89)	4	(42)	(31)
Balance, at December 31, before AOCI adjustment	1,074	1,108	1,258	298	345	438
Add: AOCI adjustment	—	—	—	32	10	(14)
Balance, at December 31,	$1,074	$1,108	$1,258	$330	$355	$424

Weighted-average duration of the liability	16 years	16 years	16 years	42 years	42 years	42 years
Weighted-average interest accretion rate	1.6%	1.5%	1.5%	1.6%	1.4%	1.4%
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
Corporate & Other - Universal and Variable Universal Life
Corporate & Other’s universal life and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Years Ended December 31,
	2025	2024	2023
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, at January 1	$2,496	$2,362	$2,156
Less: AOCI adjustment	(17)	(14)	(63)
Balance, at January 1, before AOCI adjustment	2,513	2,376	2,219
Effect of changes in cash flow assumptions	(8)	(2)	38
Effect of actual variances from expected experience	120	53	—
Adjusted balance	2,625	2,427	2,257
Assessments accrual	107	104	105
Interest accrual	139	132	124
Excess benefits paid	(145)	(150)	(110)
Balance, at December 31, before AOCI adjustment	2,726	2,513	2,376
Add: AOCI adjustment	(13)	(17)	(14)
Balance, at December 31	2,713	2,496	2,362
Less: Reinsurance recoverables	2,367	2,174	2,055
Balance, at December 31, net of reinsurance	$346	$322	$307

Weighted-average duration of the liability	14 years	15 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%	5.5%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the consolidated statements of operations for long-duration contracts, excluding Corporate & Other’s participating life contracts, were as follows:

	Years Ended December 31,
	2025		2024		2023
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$14,901	$3,427	$8,084	$3,146	$6,660	$2,897
Asia:
Whole and term life & endowments	1,203	301	1,130	298	1,124	311
Accident & health	3,052	253	3,066	247	3,364	249
Latin America - Fixed annuities	1,492	342	1,041	318	1,074	312
Corporate & Other - Long-term care	720	831	724	804	731	776
Deferred Profit Liabilities:
RIS - Annuities	N/A	184	N/A	178	N/A	167
Asia:
Whole and term life & endowments	N/A	44	N/A	36	N/A	31
Accident & health	N/A	23	N/A	20	N/A	18
Latin America - Fixed annuities	N/A	20	N/A	20	N/A	22
Additional Insurance Liabilities:
Asia:
Variable life	160	17	117	17	89	19
Universal and variable universal life	29	5	(35)	6	(31)	7
Corporate & Other - Universal and variable universal life	615	139	642	132	730	124
Other long-duration	5,547	487	4,717	473	4,516	460
Total	$27,719	$6,073	$19,486	$5,695	$18,257	$5,393
__________________
(1)Gross premiums are related to traditional and limited-payment contracts and are included in premiums. Assessments are related to additional insurance liabilities and are included in universal life and investment-type product policy fees and net investment income.
(2)Interest expense is included in policyholder benefits and claims.
Participating Business
Participating business represented 2% of the Company’s life insurance in-force at both December 31, 2025 and 2024. Participating policies represented 9%, 9% and 10% of gross traditional life insurance premiums for the years ended December 31, 2025, 2024 and 2023, respectively.
Liabilities for Unpaid Claims and Claim Expenses
The following is information about incurred and paid claims development by segment at December 31, 2025. Such amounts are presented net of reinsurance, and are not discounted. The tables present claims development and cumulative claim payments by incurral year. The development tables are only presented for significant short-duration product liabilities within each segment. In order to eliminate potential fluctuations related to foreign exchange rates, liabilities and payments denominated in a foreign currency have been translated using the 2025 year-end spot rates for all periods presented. The information about incurred and paid claims development prior to 2025 is presented as supplementary information.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Benefits
Group Life - Term

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$7,125	$7,085	$7,095	$7,104	$7,105	$7,104	$7,107	$7,109	$7,110	$7,113	$2	221,367
2017		7,432	7,418	7,425	7,427	7,428	7,428	7,432	7,434	7,438	4	263,945
2018			7,757	7,655	7,646	7,650	7,651	7,652	7,659	7,664	5	251,712
2019				7,935	7,900	7,907	7,917	7,914	7,921	7,927	7	253,430
2020					8,913	9,367	9,389	9,384	9,388	9,398	12	298,095
2021						10,555	10,795	10,777	10,783	10,804	25	308,345
2022							9,640	9,653	9,662	9,689	38	259,225
2023								9,584	9,471	9,475	24	246,008
2024									9,909	9,688	55	238,104
2025										9,855	1,185	203,552
Total										89,051
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(85,850)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										15
Total unpaid claims and claim adjustment expenses, net of reinsurance										$3,216

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$5,582	$6,980	$7,034	$7,053	$7,086	$7,096	$7,100	$7,106	$7,109	$7,109
2017		5,761	7,292	7,355	7,374	7,400	7,414	7,427	7,431	7,433
2018			6,008	7,521	7,578	7,595	7,629	7,646	7,652	7,656
2019				6,178	7,756	7,820	7,853	7,898	7,908	7,916
2020					6,862	9,103	9,242	9,296	9,353	9,375
2021						8,008	10,476	10,640	10,689	10,757
2022							7,101	9,399	9,536	9,573
2023								6,929	9,225	9,346
2024									7,282	9,435
2025										7,250
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$85,850
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Life - Term	75.5%	21.9%	1.1%	0.4%	0.5%	0.2%	0.1%	0.1%	—%	—%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Group Long-term Disability

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$1,131	$1,139	$1,159	$1,162	$1,139	$1,124	$1,123	$1,086	$1,108	$1,104	$—	17,974
2017		1,244	1,202	1,203	1,195	1,165	1,181	1,101	1,135	1,131	—	16,330
2018			1,240	1,175	1,163	1,147	1,170	1,102	1,150	1,146	—	15,217
2019				1,277	1,212	1,169	1,177	1,103	1,166	1,161	—	15,427
2020					1,253	1,223	1,155	1,100	1,158	1,161	—	15,820
2021						1,552	1,608	1,477	1,586	1,591	—	19,664
2022							1,641	1,732	1,578	1,557	—	18,408
2023								1,725	1,722	1,719	7	20,301
2024									1,890	1,941	37	18,460
2025										2,057	841	12,601
Total										14,568
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(7,440)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										1,463
Total unpaid claims and claim adjustment expenses, net of reinsurance										$8,591

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$49	$267	$433	$548	$628	$696	$750	$769	$839	$871
2017		56	290	476	579	655	719	718	812	848
2018			54	314	497	594	666	663	775	817
2019				57	342	522	620	621	764	811
2020					59	355	535	560	706	763
2021						95	505	620	902	1,002
2022							76	609	721	838
2023								84	520	775
2024									98	561
2025										154
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$7,440
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Long-term Disability	5.2%	24.7%	13.5%	9.1%	6.5%	5.8%	4.7%	4.6%	4.8%	2.9%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
An expense liability is held for the future expenses associated with the payment of IBNP claims (IBNR and pending). This is expressed as a percentage of the underlying claims liability and is based on past experience and the anticipated future expense structure.
For Group Life - Term, first year incurred claims and allocated loss adjustment expenses decreased in 2025 compared to the 2024 incurral year due to lower claim volume. For Group Long-term Disability, first year incurred claims and allocated loss adjustment expenses increased in 2025 compared to the 2024 incurral year due to the growth in the size of the business.
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
The liabilities for Group Long-term Disability unpaid claims and claim adjustment expenses were $7.2 billion and $6.8 billion at December 31, 2025 and 2024, respectively. Using interest rates ranging from 2% to 8%, based on the incurral year, the total discount applied to these liabilities was $1.7 billion and $1.5 billion at December 31, 2025 and 2024, respectively. The amount of interest accretion recognized was $618 million, $464 million and $516 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were reflected in policyholder benefits and claims.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Asia
Group Disability & Group Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$199	$203	$191	$204	$206	$211	$213	$212	$204	$204	$8	4,922
2017		259	240	247	265	273	267	269	256	253	10	5,917
2018			315	288	300	310	304	311	294	293	26	6,414
2019				341	319	334	330	338	317	308	25	6,618
2020					379	353	325	333	302	284	37	5,886
2021						361	376	394	373	373	87	7,413
2022							480	444	405	444	121	8,876
2023								443	370	369	126	8,047
2024									499	457	251	8,452
2025										418	357	3,360
Total										3,403
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(2,356)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										15
Total unpaid claims and claim adjustment expenses, net of reinsurance										$1,062

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$56	$115	$131	$164	$178	$187	$194	$199	$194	$197
2017		75	136	180	220	236	238	248	240	243
2018			83	152	205	239	248	269	262	267
2019				91	167	217	252	282	277	283
2020					84	150	200	231	236	246
2021						76	168	244	268	287
2022							87	219	286	323
2023								92	181	243
2024									87	206
2025										61
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$2,356
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Group Disability & Group Life	24.3%	25.4%	16.2%	11.5%	5.5%	2.9%	1.7%	0.3%	(0.6)%	1.5%

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
The liabilities for unpaid claims and claim adjustment expenses were $1.5 billion and $1.2 billion at December 31, 2025 and 2024, respectively. These amounts were discounted using interest rates ranging from 1% to 7%, based on the incurral year. The total discount applied to these liabilities was $217 million and $166 million at December 31, 2025 and 2024, respectively. The amount of interest accretion recognized was $53 million, $44 million and $37 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were reflected in policyholder benefits and claims.
The Company tracks claim frequency by the number of reported claims as identified by a unique claim number assigned to individual claimants. Claim counts include claims that do not ultimately result in a liability. A liability is only established for those claims that are expected to result in a liability, based on historical factors.
Latin America
Protection Life

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$337	$444	$456	$464	$465	$466	$456	$455	$460	$461	$—	39,029
2017		348	338	339	337	338	328	328	331	331	—	31,094
2018			323	312	310	312	310	310	313	313	—	30,073
2019				348	318	321	319	320	319	318	—	32,699
2020					529	529	534	538	536	534	—	43,554
2021						667	581	581	577	578	2	53,455
2022							460	434	431	432	5	41,764
2023								447	414	417	10	41,300
2024									517	470	28	42,923
2025										469	186	38,798
Total										4,323
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(3,904)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										11
Total unpaid claims and claim adjustment expenses, net of reinsurance										$430

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$240	$430	$450	$458	$461	$464	$457	$457	$458	$459
2017		206	309	326	330	333	325	326	328	329
2018			162	276	288	294	291	292	294	294
2019				181	274	296	294	297	298	299
2020					228	457	470	478	482	487
2021						343	480	500	536	543
2022							284	381	404	413
2023								293	401	412
2024									275	433
2025										235
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$3,904
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Life	57.0%	31.8%	4.3%	2.0%	0.6%	—%	(0.1)%	0.2%	0.3%	0.2%
Protection Health

	Incurred Claims and Allocated Claim Adjustment Expense, Net of Reinsurance										At December 31, 2025
	Years Ended December 31,										Total IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Dollars in millions)
2016	$288	$331	$329	$329	$329	$328	$329	$330	$330	$332	$—	107,342
2017		417	388	389	388	388	388	389	390	391	—	122,644
2018			447	469	445	443	443	443	444	445	—	145,846
2019				149	194	187	187	187	188	189	—	134,352
2020					539	529	527	527	528	529	—	152,170
2021						692	694	691	692	691	1	174,683
2022							753	744	746	746	4	204,780
2023								952	940	941	13	223,268
2024									1,070	1,071	26	229,219
2025										1,226	116	174,440
Total										6,561
Cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										(6,301)
All outstanding liabilities for incurral years prior to 2016, net of reinsurance										2
Total unpaid claims and claim adjustment expenses, net of reinsurance										$262

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)

	Cumulative Paid Claims and Paid Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years Ended December 31,
	(Unaudited)
Incurral Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(In millions)
2016	$271	$324	$327	$327	$328	$328	$329	$329	$330	$331
2017		340	383	385	386	387	388	389	390	390
2018			381	435	438	439	441	441	442	443
2019				125	176	180	183	185	186	188
2020					455	515	520	522	525	527
2021						611	676	682	686	688
2022							639	726	735	740
2023								808	914	926
2024									908	1,035
2025										1,033
Total cumulative paid claims and paid allocated claim adjustment expenses, net of reinsurance										$6,301
Average Annual Percentage Payout
The following is supplementary information about average historical claims duration at December 31, 2025:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Protection Health	83.5%	13.5%	1.1%	0.5%	0.5%	0.2%	0.5%	0.2%	0.2%	0.3%
Significant Methodologies and Assumptions
The Latin America segment establishes liabilities for unpaid losses, which are equal to the accumulation of unpaid reported claims, plus an estimate for IBNR claims.
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

	December 31, 2025
	(In millions)
Short-Duration:
Unpaid claims and allocated claims adjustment expenses, net of reinsurance:
Group Benefits:
Group Life - Term	$3,216
Group Long-term Disability	8,591
Total		$11,807
Asia - Group Disability & Group Life		1,062
Latin America:
Protection Life	430
Protection Health	262
Total		692
Other insurance lines		1,684
Total unpaid claims and allocated claims adjustment expenses, net of reinsurance		15,245

Reinsurance recoverables on unpaid claims:
Group Benefits:
Group Life - Term	6
Group Long-term Disability	295
Total		301
Asia - Group Disability & Group Life		580
Latin America:
Protection Life	18
Protection Health	23
Total		41
Other insurance lines		262
Total reinsurance recoverable on unpaid claims		1,184
Total unpaid claims and allocated claims adjustment expense		16,429
Unallocated claims adjustment expenses		—
Discounting		(1,933)
Liability for unpaid claims and claim adjustment liabilities - short-duration		14,496
Liability for unpaid claims and claim adjustment liabilities - all long-duration lines		2,634
Total liability for unpaid claims and claim adjustment expense (includes $8.3 billion of FPBs and $8.8 billion of other policy-related balances)		$17,130

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
4. Future Policy Benefits (continued)
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$16,118	$16,468	$16,098
Less: Reinsurance recoverables	2,790	2,592	2,452
Net balance at January 1,	13,328	13,876	13,646
Incurred related to:
Current year	29,193	26,626	27,080
Prior years (1)	266	57	374
Total incurred	29,459	26,683	27,454
Paid related to:
Current year	(21,880)	(20,607)	(20,220)
Prior years	(6,683)	(6,624)	(7,004)
Total paid	(28,563)	(27,231)	(27,224)
Net balance at December 31,	14,224	13,328	13,876
Add: Reinsurance recoverables	2,906	2,790	2,592
Balance at December 31,	$17,130	$16,118	$16,468
__________________
(1)For the years ended December 31, 2025, 2024 and 2023, incurred claims and claim adjustment expenses associated with prior years increased due to events incurred in prior years but reported in the current year.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the consolidated balance sheets were as follows at:

	December 31, 2025	December 31, 2024
	(In millions)
Group Benefits - Life	$11,005	$7,632
RIS:
Capital markets investment products and stable value GICs	65,592	63,715
Annuities and risk solutions	26,406	20,699
Asia:
Universal and variable universal life	54,374	50,801
Fixed annuities	43,188	38,421
Corporate & Other: (1)
Annuities	6,383	10,142
Life and other	7,109	11,132
Other (2)	22,800	18,903
Total	$236,857	$221,445
__________________
(1)See Note 1 for information on the Strategic Reorganization.
(2)Includes EMEA variable annuity PABs of $2.3 billion at December 31, 2024, which was previously disclosed as a separate disaggregated rollforward.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Group Benefits
Life
The Group Benefits segment’s life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$7,632	$7,692	$8,028
Transfer, January 1 (1)	3,773	—	—
Deposits	3,881	3,720	3,311
Policy charges	(669)	(658)	(635)
Surrenders and withdrawals	(3,885)	(3,296)	(3,192)
Benefit payments	(9)	(13)	(12)
Net transfers from (to) separate accounts	1	(3)	—
Interest credited	281	190	192
Balance at December 31,	$11,005	$7,632	$7,692

Weighted-average annual crediting rate	2.5%	2.5%	2.5%

At period end:
Cash surrender value	$10,936	$7,569	$7,630
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$265,192	$263,198	$250,033
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$503	$77	$758	$4,154	$5,492
Equal to or greater than 2% but less than 4%	4,536	99	84	—	4,719
Equal to or greater than 4%	679	25	3	53	760
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$5,718	$201	$845	$4,207	$11,005

December 31, 2024
Equal to or greater than 0% but less than 2%	$456	$72	$816	$4,086	$5,430
Equal to or greater than 2% but less than 4%	1,247	100	61	1	1,409
Equal to or greater than 4%	682	—	39	37	758
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$2,385	$172	$916	$4,124	$7,632

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$86	$863	$4,558	$5,507
Equal to or greater than 2% but less than 4%	1,196	9	62	2	1,269
Equal to or greater than 4%	727	1	43	34	805
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	111
Total	$1,923	$96	$968	$4,594	$7,692
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements.
In addition, certain subsidiaries of the Company have entered into funding agreements with FHLBNY and a subsidiary of the Federal Agricultural Mortgage Corporation, a federally chartered instrumentality of the U.S. (“Farmer Mac”). The PAB balances for FHLBNY funding agreements were $14.2 billion at both December 31, 2025 and 2024. These advances are collateralized by residential mortgage-backed securities (“RMBS”) with an estimated fair value of $18.2 billion and $18.4 billion at December 31, 2025 and 2024, respectively. The applicable subsidiary of the Company is permitted to withdraw any portion of the collateral in the custody of FHLBNY as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. Upon any event of default by such subsidiary, FHLBNY’s recovery on the collateral is limited to the amount of such subsidiary’s liability to FHLBNY. The PAB balances for the Farmer Mac funding agreements were $2.1 billion at both December 31, 2025 and 2024. The obligations under the Farmer Mac funding agreements are secured by a pledge of certain eligible agricultural mortgage loans and may, under certain circumstances, be secured by other qualified collateral. The carrying value of such collateral was $2.2 billion at both December 31, 2025 and 2024.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Information regarding the RIS segment’s capital markets investment products and stable value GICs in PABs was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$63,715	$64,140	$63,723
Deposits	80,371	73,103	69,229
Surrenders and withdrawals	(82,551)	(74,974)	(71,938)
Interest credited	2,408	2,424	2,091
Effect of foreign currency translation and other, net	1,649	(978)	1,035
Balance at December 31,	$65,592	$63,715	$64,140

Weighted-average annual crediting rate	3.8%	3.9%	3.3%
Cash surrender value at period end	$1,379	$1,936	$2,126
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,435	$2,435
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	63,157
Total	$—	$—	$—	$2,435	$65,592

December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,675	$2,675
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,040
Total	$—	$—	$—	$2,675	$63,715

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$1	$2,621	$2,622
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	61,518
Total	$—	$—	$1	$2,621	$64,140

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, group fixed deferred annuities, the fixed account portion of group variable deferred annuities, registered index-linked annuities and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$20,699	$17,711	$15,549
Transfer, January 1 (1)	3,109	—	—
Deposits	3,876	3,747	2,734
Policy charges	(153)	(138)	(178)
Surrenders and withdrawals	(1,090)	(527)	(210)
Benefit payments	(1,176)	(961)	(812)
Net transfers from (to) separate accounts	66	3	53
Interest credited	1,016	761	637
Other	59	103	(62)
Balance at December 31,	$26,406	$20,699	$17,711

Weighted-average annual crediting rate	4.1%	4.0%	3.9%

At period end:
Cash surrender value	$13,633	$9,396	$7,912
Net amount at risk, excluding offsets from reinsurance:
In the event of death (2)	$45,467	$43,786	$40,397
At annuitization or exercise of other living benefits (3)	$17	N/A	N/A
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$3,135	$3,143
Equal to or greater than 2% but less than 4%	404	2,269	571	1,242	4,486
Equal to or greater than 4%	4,411	—	434	6	4,851
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	13,926
Total	$4,815	$2,269	$1,013	$4,383	$26,406

December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$11	$2,446	$2,457
Equal to or greater than 2% but less than 4%	195	32	456	661	1,344
Equal to or greater than 4%	4,333	—	294	6	4,633
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,265
Total	$4,528	$32	$761	$3,113	$20,699

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$20	$1,651	$1,671
Equal to or greater than 2% but less than 4%	249	34	105	432	820
Equal to or greater than 4%	4,346	—	282	5	4,633
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	10,587
Total	$4,595	$34	$407	$2,088	$17,711

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$50,801	$49,739	$46,417
Deposits	6,478	5,885	7,595
Policy charges	(994)	(1,046)	(1,210)
Surrenders and withdrawals	(3,157)	(3,171)	(2,959)
Benefit payments	(536)	(451)	(508)
Interest credited	1,662	1,517	1,408
Effect of foreign currency translation and other, net	120	(1,672)	(1,004)
Balance at December 31,	$54,374	$50,801	$49,739

Weighted-average annual crediting rate	3.2%	3.1%	3.0%

At period end:
Cash surrender value	$47,525	$44,685	$42,577
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$82,387	$86,683	$93,172
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$9,822	$26	$257	$1,989	$12,094
Equal to or greater than 2% but less than 4%	7,062	15,938	4,955	11,766	39,721
Equal to or greater than 4%	228	—	—	—	228
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	2,331
Total	$17,112	$15,964	$5,212	$13,755	$54,374

December 31, 2024
Equal to or greater than 0% but less than 2%	$9,789	$15	$240	$1,574	$11,618
Equal to or greater than 2% but less than 4%	7,387	15,807	5,212	10,058	38,464
Equal to or greater than 4%	239	—	—	—	239
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	480
Total	$17,415	$15,822	$5,452	$11,632	$50,801

December 31, 2023
Equal to or greater than 0% but less than 2%	$10,640	$24	$231	$1,001	$11,896
Equal to or greater than 2% but less than 4%	5,932	15,634	7,801	7,669	37,036
Equal to or greater than 4%	250	—	—	—	250
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	557
Total	$16,822	$15,658	$8,032	$8,670	$49,739

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$38,421	$36,863	$32,454
Deposits	6,889	6,221	8,115
Policy charges	(4)	(2)	(2)
Surrenders and withdrawals	(2,003)	(2,760)	(2,344)
Benefit payments	(1,836)	(2,208)	(2,156)
Interest credited	1,290	1,070	866
Effect of foreign currency translation and other, net	431	(763)	(70)
Balance at December 31,	$43,188	$38,421	$36,863

Weighted-average annual crediting rate	3.2%	2.9%	2.5%

At period end:
Cash surrender value	$38,891	$34,105	$31,936
Net amount at risk, excluding offsets from reinsurance:
In the event of death (1)	$2	$1	$73
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$275	$395	$3,918	$37,517	$42,105
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,079
Total	$275	$399	$3,918	$37,517	$43,188

December 31, 2024
Equal to or greater than 0% but less than 2%	$328	$534	$4,808	$31,572	$37,242
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,175
Total	$328	$538	$4,808	$31,572	$38,421

December 31, 2023
Equal to or greater than 0% but less than 2%	$322	$584	$6,274	$28,343	$35,523
Equal to or greater than 2% but less than 4%	—	5	—	—	5
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,335
Total	$322	$589	$6,274	$28,343	$36,863

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other
Annuities
Corporate & Other’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$10,142	$11,537	$13,286
Transfer, January 1 (1)	(3,109)	—	—
Deposits	113	167	176
Policy charges	(9)	(13)	(15)
Surrenders and withdrawals	(944)	(1,688)	(1,981)
Benefit payments	(307)	(390)	(420)
Net transfers from (to) separate accounts	280	146	72
Interest credited	213	349	396
Other	4	34	23
Balance at December 31,	$6,383	$10,142	$11,537

Weighted-average annual crediting rate	3.2%	3.3%	3.3%

At period end:
Cash surrender value	$5,872	$9,555	$10,904
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death (3)	$2,240	$2,540	$2,821
At annuitization or exercise of other living benefits (4)	$702	$750	$688
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs which are disclosed in “Corporate & Other – Annuities” in Note 6.
(3)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.
(4)For benefits that are payable in the event of annuitization or exercise of other living benefits, the net amount at risk is generally defined as the amount (if any) that would be required to be added to the total account value to purchase a lifetime income stream, based on current annuity rates or to provide other living benefits. This amount represents the Company’s potential economic exposure in the event all contractholders were to annuitize or to exercise other living benefits at the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$50	$1	$483	$174	$708
Equal to or greater than 2% but less than 4%	2,547	1,600	267	62	4,476
Equal to or greater than 4%	434	409	6	—	849
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	350
Total	$3,031	$2,010	$756	$236	$6,383

December 31, 2024
Equal to or greater than 0% but less than 2%	$2	$140	$441	$75	$658
Equal to or greater than 2% but less than 4%	1,639	5,675	525	107	7,946
Equal to or greater than 4%	728	399	12	—	1,139
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	399
Total	$2,369	$6,214	$978	$182	$10,142

December 31, 2023
Equal to or greater than 0% but less than 2%	$36	$307	$378	$252	$973
Equal to or greater than 2% but less than 4%	1,033	7,205	459	202	8,899
Equal to or greater than 4%	788	411	32	—	1,231
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	434
Total	$1,857	$7,923	$869	$454	$11,537

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Life and Other
Corporate & Other’s life and other PABs include retained asset accounts, universal life products, the fixed account portion of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Balance at January 1,	$11,132	$11,641	$12,402
Transfer, January 1 (1)	(3,773)	—	—
Deposits	565	784	783
Policy charges	(667)	(690)	(702)
Surrenders and withdrawals	(322)	(1,053)	(1,171)
Benefit payments	(161)	(151)	(152)
Net transfers from (to) separate accounts	43	51	35
Interest credited	288	421	445
Other	4	129	1
Balance at December 31,	$7,109	$11,132	$11,641

Weighted-average annual crediting rate	4.1%	3.8%	3.8%

At period end:
Cash surrender value	$6,575	$10,576	$11,177
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death (3)	$60,701	$64,031	$67,786
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Including offsets from reinsurance, the net amount at risk for each of the years ended December 31, 2025, 2024 and 2023, as presented in the above table, would be reduced by 99%.
(3)For benefits that are payable in the event of death, the net amount at risk is generally defined as the current death benefit in excess of the current account balance at the balance sheet date. It represents the amount of the claim that the Company would incur if death claims were filed on all contracts at the balance sheet date.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
December 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	364	168	613	140	1,285
Equal to or greater than 4%	4,770	388	1	19	5,178
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	646
Total	$5,134	$556	$614	$159	$7,109

December 31, 2024
Equal to or greater than 0% but less than 2%	$—	$—	$14	$50	$64
Equal to or greater than 2% but less than 4%	4,062	175	260	531	5,028
Equal to or greater than 4%	4,860	122	403	22	5,407
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	633
Total	$8,922	$297	$677	$603	$11,132

December 31, 2023
Equal to or greater than 0% but less than 2%	$—	$—	$16	$55	$71
Equal to or greater than 2% but less than 4%	4,453	171	280	549	5,453
Equal to or greater than 4%	5,066	124	413	13	5,616
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	501
Total	$9,519	$295	$709	$617	$11,641
6. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the consolidated balance sheets were as follows at:

	December 31,
	2025			2024
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Corporate & Other - Annuities (1)	$258	$2,043	$1,785	$231	$2,300	$2,069
Other (2)	200	363	163	141	281	140
Total	$458	$2,406	$1,948	$372	$2,581	$2,209
__________________
(1)See Note 1 for information on the Strategic Reorganization.
(2)Includes an Asia retirement assurance MRB liability and a net liability of $178 million at December 31, 2024, which was previously disclosed as a separate disaggregated rollforward.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
Rollforwards
The following information about the direct and assumed liabilities (assets) for MRBs includes a disaggregated rollforward. The products grouped within this rollforward were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
Corporate & Other
Corporate & Other’s variable annuity products offer contract features whereby the Company guarantees to the contractholder a minimum benefit, which includes guaranteed minimum death benefits (“GMDBs”) and living benefit guarantees. The GMDB contract features include return of premium, which provides a return of the purchase payment upon death, annual step-up and roll-up and step-up combinations. The living benefit guarantee contract features primarily include guaranteed minimum income benefits (“GMIBs”), which provide a minimum accumulation of purchase payments that can be annuitized to receive a monthly income stream, and guaranteed minimum withdrawal benefits (“GMWBs”), which provide a series of withdrawals, provided that withdrawals in a contract year do not exceed a contractual limit. Corporate & Other’s variable annuity products also include an in-force block of assumed variable annuity guarantees from a third party. Information regarding Corporate & Other’s variable annuity products (including assumed reinsurance) was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1, (1)	$2,069	$2,722	$3,225

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,992	$2,772	$3,360
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	(191)	—	—
Attributed fees collected	314	352	377
Benefit payments	(93)	(90)	(58)
Effect of changes in interest rates	(221)	(736)	(161)
Effect of changes in capital markets	(497)	(514)	(900)
Effect of changes in equity index volatility	—	40	(135)
Actual policyholder behavior different from expected behavior	237	220	144
Effect of changes in future expected policyholder behavior and other assumptions	(15)	12	9
Effect of foreign currency translation and other, net (2)	160	(4)	152
Effect of changes in risk margin	(21)	(60)	(16)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,665	1,992	2,772
Cumulative effect of changes in the instrument-specific credit risk	121	78	(54)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	(1)	4
Net balance at December 31,	1,785	2,069	2,722
Less: Reinsurance recoverable	285	—	—
Balance at December 31,	$1,500	$2,069	$2,722

At period end:
Net amount at risk, excluding offsets from hedging (3):
In the event of death (4)	$2,242	$2,543	$2,828
At annuitization or exercise of other living benefits (5)	$669	$718	$675
Weighted-average attained age of contractholders:
In the event of death (4)	72 years	71 years	70 years
At annuitization or exercise of other living benefits (5)	71 years	70 years	70 years
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1 for further information on the Strategic Reorganization.
(2)    Included is the covariance impact from aggregating the market observable inputs, mostly driven by interest rate and capital market volatility.
(3)    Includes amounts for certain variable annuity guarantees recorded as MRBs on contracts also recorded as PABs, which are disclosed in “Corporate & Other – Annuities” in Note 5.
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
Other
In addition to the disaggregated MRB product rollforward above, the Company offers other products with guaranteed minimum benefit features across various segments. These MRBs are measured at estimated fair value, with changes in

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
6. Market Risk Benefits (continued)
estimated fair value reported in net income, except for changes in nonperformance risk of the Company which are recorded in OCI. See Note 13 for additional information on significant unobservable inputs used in the fair value measurement of MRBs. Information regarding these product liabilities (assets) was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1, (1)	$140	$171	$258

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$126	$155	$257
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	191	—	—
Attributed fees collected	61	52	37
Benefit payments	(18)	(18)	(40)
Effect of changes in interest rates	(104)	(53)	(2)
Effect of changes in capital markets	(83)	(3)	(41)
Effect of changes in equity index volatility	1	—	(6)
Actual policyholder behavior different from expected behavior	11	3	(23)
Effect of changes in future expected policyholder behavior and other assumptions	(4)	(2)	1
Effect of foreign currency translation and other, net	(17)	(7)	(27)
Effect of changes in risk margin	(4)	(1)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	160	126	155
Cumulative effect of changes in the instrument-specific credit risk	2	15	15
Effect of foreign currency translation on the cumulative instrument-specific credit risk	1	(1)	1
Net balance at December 31,	163	140	171
Less: Reinsurance recoverable	8	12	18
Balance at December 31,	$155	$128	$153
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1 for further information on the Strategic Reorganization.
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate account assets and liabilities include two categories of account types: pass-through separate accounts totaling $128.7 billion and $113.6 billion at December 31, 2025 and 2024, respectively, for which the contractholder assumes all investment risk, and separate accounts for which the Company contractually guarantees either a minimum return or account value to the contractholder which totaled $23.3 billion and $25.9 billion at December 31, 2025 and 2024, respectively. The latter category consisted primarily of GICs. The average interest rate credited on these contracts was 2.5% and 2.6% at December 31, 2025 and 2024, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)
Separate Account Liabilities
The Company’s separate account liabilities on the consolidated balance sheets were as follows at:

	December 31, 2025	December 31, 2024
	(In millions)
RIS:
Stable Value and Risk Solutions	$38,925	$40,319
Annuities	18,099	11,001
Latin America - Pensions	48,549	38,765
Corporate & Other - Annuities (1)	19,621	27,829
Other	26,739	21,590
Total	$151,933	$139,504
__________________
(1)See Note 1 for further information on the Strategic Reorganization.
Rollforwards
The following information about the separate account liabilities includes disaggregated rollforwards. The products grouped within these rollforwards were selected based upon common characteristics and valuations using similar inputs, judgments, assumptions and methodologies within a particular segment of the business.
The separate account liabilities are primarily comprised of the following: RIS stable value and risk solutions contracts, RIS annuity participating and non-participating group contracts and group variable deferred annuities, Latin America savings-oriented pension product in Chile within the country’s mandatory individual capitalization pension system, and Corporate & Other variable annuities.
The balances of and changes in separate account liabilities were as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	Corporate & Other Annuities
	(In millions)
Balance, January 1, 2023	$48,265	$11,694	$39,428	$28,499
Premiums and deposits	2,203	175	7,936	256
Policy charges	(285)	(21)	(287)	(609)
Surrenders and withdrawals	(11,123)	(944)	(5,781)	(2,948)
Benefit payments	(99)	—	(1,702)	(464)
Investment performance	2,595	774	2,814	4,561
Net transfers from (to) general account	(56)	3	—	(74)
Effect of foreign currency translation and other, net	(157)	(22)	(1,088)	3
Balance, December 31, 2023	$41,343	$11,659	$41,320	$29,224
Premiums and deposits	3,065	145	6,779	235
Policy charges	(273)	(21)	(264)	(603)
Surrenders and withdrawals	(5,423)	(918)	(5,147)	(3,794)
Benefit payments	(99)	—	(1,679)	(491)
Investment performance	1,755	83	2,981	3,411
Net transfers from (to) general account	(4)	—	—	(147)
Effect of foreign currency translation and other, net	(45)	53	(5,225)	(6)
Balance, December 31, 2024	$40,319	$11,001	$38,765	$27,829
Transfer, January 1 (1)	—	6,926	—	(6,926)
Premiums and deposits	4,657	246	6,972	66
Policy charges	(285)	(107)	(271)	(467)
Surrenders and withdrawals	(6,804)	(1,579)	(5,422)	(2,593)
Benefit payments	(154)	(41)	(1,924)	(420)
Investment performance	2,848	1,783	6,090	2,415
Net transfers from (to) general account	15	(81)	—	(281)
Effect of foreign currency translation and other, net (2)	(1,671)	(49)	4,339	(2)
Balance, December 31, 2025	$38,925	$18,099	$48,549	$19,621

Cash surrender value at December 31, 2023 (3)	$35,950	N/A	$41,320	$29,078
Cash surrender value at December 31, 2024 (3)	$34,949	N/A	$38,765	$27,703
Cash surrender value at December 31, 2025 (1), (3)	$35,333	$6,960	$48,549	$19,532
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)The effect of foreign currency translation and other, net, for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(3)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	December 31, 2025
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,257	$1,128	$12,336	$4,326	$—	$27,047
Public utilities	—	1,077	173	—	—	—	1,250
Municipals	—	307	17	—	—	—	324
Corporate bonds	—	8,078	733	8,749	461	—	18,021
Total bonds	—	18,719	2,051	21,085	4,787	—	46,642
Mortgage-backed securities	—	8,306	—	—	—	—	8,306
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,388	—	—	—	—	2,388
Redeemable preferred stock	—	8	138	—	—	—	146
Total fixed maturity securities	—	29,421	2,189	21,085	4,787	—	57,482
Equity securities	—	2,889	3,698	4,261	1,953	—	12,801
Mutual funds (2):
Bond funds	87	1,270	191	5,657	44	2,041	9,290
Equity funds	1,156	6,561	3,366	13,495	169	13,782	38,529
Balanced funds	80	89	—	—	—	2	171
Other	115	10,673	336	—	68	11,097	22,289
Total mutual funds	1,438	18,593	3,893	19,152	281	26,922	70,279
Other invested assets	—	1,198	312	3,753	118	—	5,381
Total investments	1,438	52,101	10,092	48,251	7,139	26,922	145,943
Other assets	—	5,027	640	298	25	—	5,990
Total	$1,438	$57,128	$10,732	$48,549	$7,164	$26,922	$151,933

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
7. Separate Accounts (continued)

	December 31, 2024
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,950	$1,115	$10,545	$3,017	$15	$24,642
Public utilities	—	1,090	188	—	—	7	1,285
Municipals	—	250	18	—	—	12	280
Corporate bonds	—	8,682	723	7,720	320	52	17,497
Total bonds	—	19,972	2,044	18,265	3,337	86	43,704
Mortgage-backed securities	—	9,021	—	—	—	38	9,059
ABS & CLO	—	2,145	—	—	—	17	2,162
Redeemable preferred stock	—	8	—	—	—	—	8
Total fixed maturity securities	—	31,146	2,044	18,265	3,337	141	54,933
Equity securities	—	2,830	2,324	2,353	1,200	—	8,707
Mutual funds (2):
Bond funds	86	847	186	3,228	41	2,603	6,991
Equity funds	1,047	1,521	2,636	11,067	55	18,587	34,913
Balanced funds	68	1	—	—	—	70	139
Other	118	7,666	276	—	33	13,491	21,584
Total mutual funds	1,319	10,035	3,098	14,295	129	34,751	63,627
Other invested assets	—	1,398	312	2,557	43	—	4,310
Total investments	1,319	45,409	7,778	37,470	4,709	34,892	131,577
Other assets	—	6,011	453	1,295	166	2	7,927
Total	$1,319	$51,420	$8,231	$38,765	$4,875	$34,894	$139,504
__________________
(1)See Note 1 for further information on the Strategic Reorganization.
(2)Mutual fund balances are presented by fund type. Prior year amounts, previously presented in the aggregate, have been reclassified to conform to the current year presentation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance at January 1, 2023	$264	$267	$10,270	$1,542	$1,480	$3,821	$17,644
Capitalizations	20	176	1,583	651	457	30	2,917
Amortization	(26)	(46)	(705)	(418)	(332)	(264)	(1,791)
Effect of foreign currency translation and other, net (4)	—	—	(284)	175	13	(286)	(382)
Balance at December 31, 2023	258	397	10,864	1,950	1,618	3,301	18,388
Capitalizations	18	218	1,380	704	486	27	2,833
Amortization	(26)	(63)	(782)	(461)	(345)	(235)	(1,912)
Effect of foreign currency translation and other, net	—	—	(677)	(357)	(95)	(2)	(1,131)
Balance at December 31, 2024	250	552	10,785	1,836	1,664	3,091	18,178
Transfer, January 1 (5)	—	98	—	—	—	(98)	—
Capitalizations	26	213	1,617	770	568	25	3,219
Amortization	(26)	(78)	(811)	(530)	(360)	(213)	(2,018)
Effect of foreign currency translation and other, net (4)	—	—	52	267	149	(114)	354
Balance at December, 31, 2025	$250	$785	$11,643	$2,343	$2,021	$2,691	$19,733

VOBA:
Balance at January 1, 2023	$—	$19	$1,290	$545	$127	$28	$2,009
Amortization	—	(3)	(89)	(50)	(16)	(3)	(161)
Effect of foreign currency translation and other, net (4)	—	—	(82)	2	2	(7)	(85)
Balance at December 31, 2023	—	16	1,119	497	113	18	1,763
Amortization	—	(3)	(71)	(42)	(14)	(4)	(134)
Effect of foreign currency translation and other, net	—	—	(113)	(62)	(5)	—	(180)
Balance at December 31, 2024	—	13	935	393	94	14	1,449
Amortization	—	(3)	(64)	(41)	(11)	(2)	(121)
Effect of foreign currency translation and other, net (4)	—	—	4	41	8	(7)	46
Balance at December 31, 2025	$—	$10	$875	$393	$91	$5	$1,374

Total DAC and VOBA:
Balance at December 31, 2023							$20,151
Balance at December 31, 2024							$19,627
Balance at December 31, 2025							$21,107
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
(3)Includes DAC balances primarily related to whole life, variable annuities, term life, universal life and long-term care products. See Note 1 for further information on the Strategic Reorganization.
(4)Corporate & Other includes activity for total DAC and total VOBA ceded at the date of inception related to a reinsurance agreement.
(5)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
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
Information regarding other intangibles was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
VODA and VOCRA:
Balance at January 1,	$710	$794	$876
Amortization	(83)	(85)	(88)
Effect of foreign currency translation and other	9	1	6
Balance at December 31,	$636	$710	$794
Accumulated amortization	$923	$840	$755

Negative VOBA:
Balance at January 1,	$369	$427	$473
Amortization	(25)	(25)	(26)
Effect of foreign currency translation and other	6	(33)	(20)
Balance at December 31,	$350	$369	$427
Accumulated amortization	$3,448	$3,423	$3,398
The estimated future amortization expense (credit) to be reported in other expenses for the next five years is as follows:

	VOBA	VODA and VOCRA	Negative VOBA
	(In millions)
2026	$117	$80	$(22)
2027	$110	$78	$(21)
2028	$100	$75	$(20)
2029	$92	$73	$(19)
2030	$82	$66	$(18)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired, Unearned Revenue and Other Intangibles (continued)
Unearned Revenue
Information regarding the Company’s UREV primarily related to interest sensitive whole life, variable life and universal life products by segment, as well as Corporate & Other, included in other policy-related balances was as follows:

	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance at January 1, 2023	$36	$2,382	$848	$559	$281	$4,106
Deferrals	2	667	147	95	48	959
Amortization	(7)	(181)	(116)	(63)	(18)	(385)
Effect of foreign currency translation and other - net (2)	—	(18)	110	17	(252)	(143)
Balance at December 31, 2023	31	2,850	989	608	59	4,537
Deferrals	2	534	146	98	15	795
Amortization	(6)	(228)	(115)	(68)	(5)	(422)
Effect of foreign currency translation and other - net	—	(80)	(179)	(16)	—	(275)
Balance at December 31, 2024	27	3,076	841	622	69	4,635
Deferrals	2	496	143	124	12	777
Amortization	(6)	(238)	(115)	(69)	(5)	(433)
Effect of foreign currency translation and other - net (2)	—	12	128	46	(3)	183
Balance at December 31, 2025	$23	$3,346	$997	$723	$73	$5,162
__________________
(1)See Note 1 for information on the Strategic Reorganization.
(2)Corporate & Other includes activity for total UREV ceded at the date of inception related to a reinsurance agreement.
Significant Methodologies and Assumptions
UREV is amortized similarly to DAC and VOBA, see “— DAC and VOBA.”
9. Reinsurance
The Company enters into reinsurance agreements both as a purchaser of reinsurance for its various insurance products and also as a provider of reinsurance for pension, annuity and insurance products issued by third parties. The Company purchases reinsurance in order to limit losses, minimize exposure to significant risks and provide additional capacity for future growth.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The Company reinsures a 90% quota share of its non-participating Group Term Life business and a 50% quota share of its Group Dental business for capital management purposes. The majority of the Company’s other reinsurance activity within this segment relates to client agreements for employer sponsored captive programs, risk-sharing agreements and multinational pooling. The risks ceded under these agreements are generally quota shares of group life and disability policies. The cessions vary and the Company may cede up to 100% of all the risks of the policies.
RIS
For its RIS segment, the Company reinsures longevity risks for certain pension products issued by unaffiliated providers located in the U.K. The Company also reinsures certain registered indexed annuities. The Company cedes risk on certain pension products and certain structured settlement annuities.
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
Corporate & Other
For its life products, the Company has historically reinsured the mortality risk primarily on an excess of retention basis or on a quota share basis. In addition to reinsuring mortality risk as described above, the Company reinsures other risks, as well as specific coverages. Placement of reinsurance is done primarily on an automatic basis and also on a facultative basis for risks with specified characteristics. The Company assumes the risk associated with certain whole life policies, certain term life policies and universal life policies with secondary death benefit guarantees. The Company also ceded (i) an in-force block of universal life, variable universal life, universal life with secondary guarantees and fixed annuities on a 100% quota share basis and (ii) certain participating whole life business and certain variable annuities.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
Reinsurance Recoverables
The Company reinsures its business through a diversified group of well-capitalized reinsurers. The Company analyzes recent trends in arbitration and litigation outcomes in disputes, if any, with its reinsurers. The Company monitors ratings and evaluates the financial strength of its reinsurers by analyzing their financial statements. In addition, the reinsurance recoverable balance due from each reinsurer is evaluated as part of the overall monitoring process. Recoverability of reinsurance recoverable balances is evaluated based on these analyses. The Company generally secures large reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. These reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance, which at December 31, 2025 and 2024, were not significant. A U.S. life insurance subsidiary of the Company also secured collateral from its counterparties to mitigate counterparty default risk related to its longevity reinsurance agreements.
The Company has secured certain reinsurance recoverable balances with various forms of collateral, including secured trusts, funds withheld accounts and irrevocable letters of credit. The Company had $4.8 billion and $4.2 billion of unsecured reinsurance recoverable balances at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company had $35.1 billion of net ceded reinsurance recoverables. Of this total, $30.6 billion, or 87%, were with the Company’s five largest ceded reinsurers, including $1.7 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2025, the top three reinsurers including Chariot Re, and two other third-party reinsurers accounted for 27%, 26% and 24%, respectively, of the net ceded reinsurance recoverables. At December 31, 2024, the Company had $17.6 billion of net ceded reinsurance recoverables. Of this total, $14.7 billion, or 84%, were with the Company’s five largest ceded reinsurers, including $2.4 billion of net ceded reinsurance recoverables which were unsecured. At December 31, 2024, the largest reinsurer accounted for 55% of the net ceded reinsurance recoverables.
The Company reinsured, with an unaffiliated third-party reinsurer, 59% of the closed block through a modified coinsurance agreement. In October 2025, the Company recaptured this agreement. The Company accounted for this agreement under the deposit method of accounting. The Company, having the right of offset, offset the modified coinsurance deposit liability with the deposit recoverable.
The amounts on the consolidated statements of operations include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Premiums
Direct premiums	$53,375	$45,153	$43,359
Reinsurance assumed	4,499	3,788	3,112
Reinsurance ceded	(8,095)	(3,996)	(2,188)
Net premiums	$49,779	$44,945	$44,283
Universal life and investment-type product policy fees
Direct universal life and investment-type product policy fees	$5,925	$5,914	$5,787
Reinsurance assumed	4	(3)	(19)
Reinsurance ceded	(926)	(937)	(616)
Net universal life and investment-type product policy fees	$5,003	$4,974	$5,152
Policyholder benefits and claims
Direct policyholder benefits and claims	$54,464	$45,662	$44,155
Reinsurance assumed	4,202	3,614	2,904
Reinsurance ceded	(8,948)	(4,548)	(2,469)
Net policyholder benefits and claims	$49,718	$44,728	$44,590
Policyholder liability remeasurement (gains) losses
Direct policyholder liability remeasurement (gains) losses	$(21)	$(169)	$(54)
Reinsurance assumed	—	(13)	(20)
Reinsurance ceded	(129)	(24)	29
Net policyholder liability remeasurement (gains) losses	$(150)	$(206)	$(45)
MRB remeasurement (gains) losses
Direct MRB (gains) losses	$(490)	$(992)	$(785)
Reinsurance assumed	(89)	(123)	(214)
Reinsurance ceded	71	6	5
Net MRB (gains) losses	$(508)	$(1,109)	$(994)
Other expenses
Direct other expenses	$13,618	$13,054	$12,760
Reinsurance assumed	222	202	235
Reinsurance ceded	20	(239)	(285)
Net other expenses	$13,860	$13,017	$12,710

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
9. Reinsurance (continued)
The amounts on the consolidated balance sheets include the impact of reinsurance. Information regarding the significant effects of reinsurance was as follows at:

	December 31,
	2025				2024
	Direct	Assumed	Ceded	Total Balance Sheet	Direct	Assumed	Ceded	Total Balance Sheet
	(In millions)
Assets
Premiums, reinsurance and other receivables (1)	$7,612	$1,594	$39,853	$49,059	$6,496	$1,432	$21,833	$29,761
MRBs	404	54	—	458	365	7	—	372
DAC and VOBA	21,353	355	(601)	21,107	19,753	352	(478)	19,627
Total assets	$29,369	$2,003	$39,252	$70,624	$26,614	$1,791	$21,355	$49,760
Liabilities
FPBs	$204,122	$4,733	$—	$208,855	$189,328	$4,318	$—	$193,646
PABs (2)	236,487	370	—	236,857	221,268	177	—	221,445
MRBs	2,380	26	—	2,406	2,566	15	—	2,581
Other policy-related balances	19,082	1,297	(309)	20,070	18,138	1,052	(291)	18,899
Other liabilities	27,627	1,700	28,255	57,582	26,722	1,863	8,258	36,843
Total liabilities	$489,698	$8,126	$27,946	$525,770	$458,022	$7,425	$7,967	$473,414
__________________
(1)Includes ceded PABs, FPBs and MRBs.
(2)Prior year PABs have been presented to conform to the current year presentation.
Reinsurance agreements that do not expose the Company to a reasonable possibility of a significant loss from insurance risk are recorded using the deposit method of accounting. Included in premiums, reinsurance and other receivables in the table above are deposit assets on reinsurance of $8.1 billion and $4.6 billion at December 31, 2025 and 2024, respectively. Included in other liabilities in the table above are deposit liabilities on reinsurance of $1.2 billion at both December 31, 2025 and 2024.
In December 2025, the Company entered into a reinsurance agreement with Talcott Resolution Life Insurance Company to cede certain variable annuity contracts and rider reserves on a funds withheld basis. The Company recorded premiums, reinsurance and other receivables of $2.0 billion and a funds withheld liability of $2.0 billion within other liabilities at December 31, 2025. The Company retained $8.3 billion of separate account assets on a funds withheld basis at December 31, 2025.
In November 2025, the Company entered into a reinsurance agreement to cede certain group annuity contracts issued in connection with a qualifying pension risk transfer on a funds withheld basis. The Company recorded cash and cash equivalents of $624 million, premiums, reinsurance and other receivables of $5.3 billion and a funds withheld liability of $5.7 billion within other liabilities at December 31, 2025. The Company also recorded premiums of ($4.5) billion, net derivative gains of $37 million, policyholder benefits and claims of ($4.6) billion and other expenses of $24 million for the year ended December 31, 2025.
Also in 2025, the Company entered into two reinsurance agreements with Chariot Reinsurance, Ltd. (“Chariot Re”): one to cede certain structured settlement annuity contracts and group annuity contracts associated with pension risk transfers on a funds withheld basis and another to cede certain participating whole life business on a funds withheld basis. For both transactions, the Company recorded cash and cash equivalents of $977 million, premiums, reinsurance and other receivables of $9.8 billion and a funds withheld liability of $10.5 billion within other liabilities at December 31, 2025. The Company also recorded net derivative losses of $167 million, other revenues of $66 million, policyholder benefits and claims of ($146) million and other expenses of $184 million for the year ended December 31, 2025. See Note 25 for additional related party transactions.

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the liabilities and assets designated to the closed block was as follows at:

	December 31,
	2025	2024
	(In millions)
Closed Block Liabilities
FPBs	$33,846	$35,015
Other policy-related balances	281	315
Policyholder dividends payable	140	174
Policyholder dividend obligation	—	—
Current income tax payable	2	6
Other liabilities	1,137	854
Total closed block liabilities	35,406	36,364
Assets Designated to the Closed Block
Investments:
Fixed maturity securities AFS, at estimated fair value	19,032	18,958
Equity securities, at estimated fair value	5	11
Mortgage loans	5,372	5,720
Policy loans	3,647	3,829
Real estate and REJV	668	659
Other invested assets	351	512
Total investments	29,075	29,689
Cash and cash equivalents	1,286	930
Accrued investment income	355	367
Premiums, reinsurance and other receivables	59	45
Deferred income tax asset	340	470
Total assets designated to the closed block	31,115	31,501
Excess of closed block liabilities over assets designated to the closed block	4,291	4,863
AOCI:
Unrealized investment gains (losses), net of income tax	(684)	(1,256)
Unrealized gains (losses) on derivatives, net of income tax	49	183
Total amounts included in AOCI	(635)	(1,073)
Maximum future earnings to be recognized from closed block assets and liabilities	$3,656	$3,790

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
10. Closed Block (continued)
Information regarding the closed block revenues and expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Revenues
Premiums	$830	$874	$922
Net investment income	1,332	1,362	1,362
Net investment gains (losses)	(64)	(28)	7
Net derivative gains (losses)	(3)	15	—
Total revenues	2,095	2,223	2,291
Expenses
Policyholder benefits and claims	1,532	1,621	1,706
Policyholder dividends	316	354	366
Other expenses	76	82	86
Total expenses	1,924	2,057	2,158
Revenues, net of expenses before provision for income tax expense (benefit)	171	166	133
Provision for income tax expense (benefit)	37	36	28
Revenues, net of expenses and provision for income tax expense (benefit)	$134	$130	$105
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)

	December 31,
	2025					2024
			Gross Unrealized		Estimated Fair Value	Amortized Cost		Gross Unrealized		Estimated Fair Value
Sector	Amortized Cost	ACL	Gains	Losses			ACL	Gains	Losses
	(In millions)
U.S. corporate	$92,855	$(138)	$1,899	$6,657	$87,959	$86,315	$(59)	$1,331	$8,213	$79,374
Foreign corporate	62,606	(7)	2,443	4,453	60,589	58,646	(18)	1,478	6,347	53,759
RMBS	46,567	(1)	822	1,970	45,418	37,085	(1)	314	2,977	34,421
Foreign government	47,037	(57)	1,068	7,300	40,748	44,377	(57)	1,256	5,326	40,250
U.S. government and agency	42,877	—	303	5,658	37,522	38,963	—	179	5,714	33,428
ABS & CLO	23,028	(6)	246	371	22,897	20,973	(9)	153	526	20,591
Municipals	12,195	—	225	1,356	11,064	11,205	—	166	1,498	9,873
CMBS	10,036	(40)	131	393	9,734	9,857	(16)	104	598	9,347
Total fixed maturity securities AFS	$337,201	$(249)	$7,137	$28,158	$315,931	$307,421	$(160)	$4,981	$31,199	$281,043
Methodology for Amortization of Premium and Accretion of Discount on Structured Products
Amortization of premium and accretion of discount on Structured Products consider the estimated timing and amount of prepayments of the underlying loans. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the originally anticipated and the actual prepayments received and currently anticipated. Prepayment assumptions for Structured Products are estimated using inputs obtained from third-party specialists and based on management’s knowledge of the current market. For credit-sensitive and certain prepayment-sensitive Structured Products, the effective yield is recalculated on a prospective basis. For all other Structured Products, the effective yield is recalculated on a retrospective basis.
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at December 31, 2025:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$14,492	$49,369	$57,472	$136,035	$79,584	$336,952
Estimated fair value	$14,635	$49,826	$57,315	$116,106	$78,049	$315,931
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

	December 31,
	2025				2024
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$8,564	$527	$37,884	$6,092	$17,222	$1,586	$35,940	$6,599
Foreign corporate	5,314	199	22,687	4,251	10,516	709	24,454	5,625
Foreign government	9,716	652	16,214	6,646	6,462	581	16,338	4,740
RMBS	3,848	69	12,983	1,902	10,152	358	13,922	2,619
U.S. government and agency	8,544	181	16,341	5,477	9,337	687	14,082	5,027
ABS & CLO	5,349	49	4,000	322	2,840	88	5,831	436
Municipals	1,000	79	5,147	1,277	2,012	226	4,621	1,272
CMBS	1,164	36	3,660	355	1,272	39	4,788	559
Total fixed maturity securities AFS	$43,499	$1,792	$118,916	$26,322	$59,813	$4,274	$119,976	$26,877
Investment grade	$41,743	$1,707	$116,021	$26,002	$56,946	$4,132	$116,072	$26,325
Below investment grade	1,756	85	2,895	320	2,867	142	3,904	552
Total fixed maturity securities AFS	$43,499	$1,792	$118,916	$26,322	$59,813	$4,274	$119,976	$26,877
Total number of securities in an unrealized loss position	5,489		9,850		7,220		10,468
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
In periods subsequent to the recognition of an initial ACL on a security, the Company reassesses credit loss quarterly. Subsequent increases or decreases in the expected cash flow from the security result in corresponding decreases or increases in the ACL which are recognized in earnings and reported within net investment gains (losses); however, the previously recorded ACL may not be reduced to an amount below zero. Full or partial write-offs are deducted from the ACL in the period the security, or a portion thereof, is considered uncollectible. Recoveries of amounts previously written off are recorded to the ACL in the period received. When the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, any ACL is written off and the amortized cost is written down to estimated fair value through a charge within net investment gains (losses), which becomes the new amortized cost of the security.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL decreased $3.0 billion for the year ended December 31, 2025 to $28.1 billion primarily due to a decrease in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at December 31, 2025 relate to investment grade securities. These unrealized losses are principally due to narrowing credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of December 31, 2025, $320 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, transportation, and communications sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.
At December 31, 2025, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at December 31, 2025.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector is as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Balance at January 1, 2024	$68	$2	$88	$1	$7	$18	$184
ACL not previously recorded	41	19	—	—	—	—	60
Changes for securities with previously recorded ACL	9	—	(6)	—	2	4	9
Securities sold or exchanged	(59)	(3)	(25)	—	—	(6)	(93)
Balance at December 31, 2024	59	18	57	1	9	16	160
ACL not previously recorded	113	7	—	1	1	10	132
Changes for securities with previously recorded ACL	44	(2)	—	—	(1)	14	55
Securities sold or exchanged	(78)	(16)	—	(1)	(3)	—	(98)
Balance at December 31, 2025	$138	$7	$57	$1	$6	$40	$249
Equity Securities
The following table presents equity securities by security type:

	December 31,
	2025			2024
Security Type	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
	(In millions)
Common stock (2)	$498	$246	$744	$451	$167	$618
Non-redeemable preferred stock	106	8	114	93	1	94
Total	$604	$254	$858	$544	$168	$712
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Includes common stock, exchange traded funds, certain mutual funds and certain real estate investment trusts.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type:

	December 31,
	2025			2024
Asset Type	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
	(In millions)
Contractholder-directed equity securities: (2)
Equity securities	$3,164	$855	$4,019	$2,928	$595	$3,523
Series mutual funds and other securities	5,089	1,640	6,729	4,470	1,104	5,574
Total contractholder-directed equity securities	$8,253	$2,495	$10,748	$7,398	$1,699	$9,097
FVO securities: (2)
Securities held by CFEs	$1,283	$—	$1,283	$—	$—	$—
General account and other securities	1,149	779	1,928	886	689	1,575
Total FVO securities:	$2,432	$779	$3,211	$886	$689	$1,575
Total	$10,685	$3,274	$13,959	$8,284	$2,388	$10,672
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
(2)Amounts presented by asset type. Prior year amounts previously presented in the aggregate have been reclassified to conform to the current year presentation.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	December 31,
	2025		2024
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$49,400	58.4%	$56,310	63.3%
Agricultural	19,551	23.1	19,313	21.7
Residential	16,800	19.9	14,189	15.9
Total amortized cost	85,751	101.4	89,812	100.9
ACL	(1,193)	(1.4)	(800)	(0.9)
Total mortgage loans held-for-investment	84,558	100.0	89,012	100.0
Mortgage loans held-for-sale	35	—	—	—
Total mortgage loans	$84,593	100.0%	$89,012	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $6.5 billion and $7.5 billion at amortized cost with the corresponding mortgage loan secured financing liability of $6.5 billion and $7.5 billion included in other liabilities on the consolidated balance sheet at December 31, 2025 and 2024, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($789) million and ($879) million at December 31, 2025 and 2024, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $172 million, $206 million and $140 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2024 was $249 million, $199 million and $117 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $4.1 billion, $2.2 billion and $1.5 billion for the years ended December 31, 2025, 2024 and 2023, respectively.
Sales of mortgage loans, consisting primarily of commercial mortgage loans, were $41 million, $168 million and $254 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For the year ended December 31, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $175 million for equity interests in REJVs.
For the years ended December 31, 2025, 2024 and 2023, the Company contributed commercial mortgage loans with an amortized cost of $179 million, $218 million and $15 million, respectively, to REJVs which subsequently completed foreclosure on those mortgage loans.
For the year ended December 31, 2024, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $61 million.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Years Ended December 31,
	2025				2024				2023
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance at January 1,	$537	$84	$179	$800	$367	$172	$182	$721	$218	$119	$190	$527
Provision (release)	480	39	95	614	198	34	(3)	229	168	89	(8)	249
Charge-offs, net of recoveries	(210)	(8)	(3)	(221)	(28)	(122)	—	(150)	(19)	(36)	—	(55)
Balance at December 31,	$807	$115	$271	$1,193	$537	$84	$179	$800	$367	$172	$182	$721
The gross charge-offs of mortgage loans by origination year and portfolio segment for the year ended December 31, 2025 was as follows:

Portfolio Segment	2025	2024	2023	2022	2021	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$210	$210
Agricultural	—	—	—	—	—	8	8
Residential	—	—	1	1	—	1	3
Total	$—	$—	$1	$1	$—	$219	$221

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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
insignificant payment delay or maturity extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded. All loans modified to borrowers experiencing financial difficulties are evaluated individually for credit loss as collateral dependent loans.
These mortgage loan modifications are summarized as follows:

	Year Ended December 31, 2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$1,170	$—	$1,170	4 Years	—	2.4%
Agricultural	—	186	186	—	2 years	<1%
Total	$1,170	$186	$1,356

	Year Ended December 31, 2024
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension (1)	Payment Delay	Total	Weighted Average Life Increase	% of Book Value
	(Dollars in millions)
Commercial	$641	$—	$641	2 years	1.1%
__________________
(1)Includes commercial mortgage loans with an amortized cost of $206 million that received interest rate reductions from 7.6% to 6.5% in addition to maturity extensions.
For the years ended December 31, 2025 and 2024, all commercial mortgage loans modified to borrowers experiencing financial difficulties and still outstanding were current. For the year ended December 31, 2024, commercial mortgage loans with an amortized cost of $182 million, which were previously extended, became delinquent and foreclosed within 12 months of modification.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$2,636	$3,453	$1,965	$2,367	$2,639	$12,273	$1,578	$26,911	54.5%
65% to 75%	402	566	648	2,282	1,316	2,461	—	7,675	15.5
76% to 80%	97	—	63	362	270	2,358	—	3,150	6.4
Greater than 80%	187	184	105	783	1,533	8,872	—	11,664	23.6
Total	$3,322	$4,203	$2,781	$5,794	$5,758	$25,964	$1,578	$49,400	100.0%
DSCR:
> 1.20x	$2,716	$3,832	$2,045	$5,004	$5,015	$21,492	$1,578	$41,682	84.4%
1.00x - 1.20x	318	11	486	160	488	2,582	—	4,045	8.2
<1.00x	288	360	250	630	255	1,890	—	3,673	7.4
Total	$3,322	$4,203	$2,781	$5,794	$5,758	$25,964	$1,578	$49,400	100.0%

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,340	$698	$1,199	$2,198	$2,327	$8,683	$1,422	$17,867	91.4%
65% to 75%	85	47	77	285	258	575	73	1,400	7.2
76% to 80%	—	—	—	22	30	3	4	59	0.3
Greater than 80%	—	12	—	148	—	51	14	225	1.1
Total	$1,425	$757	$1,276	$2,653	$2,615	$9,312	$1,513	$19,551	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at December 31, 2025:

Credit Quality Indicator	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$2,575	$2,253	$777	$2,182	$1,791	$6,699	$—	$16,277	96.9%
Nonperforming (1)	9	56	53	90	40	275	—	523	3.1
Total	$2,584	$2,309	$830	$2,272	$1,831	$6,974	$—	$16,800	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $186 million and $140 million at December 31, 2025 and 2024, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both December 31, 2025 and 2024. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL by portfolio segment, were as follows:

	December 31,
	2025	2024	2025	2024	2025	2024
Portfolio Segment	Past Due		Past Due and Still Accruing Interest		Nonaccrual
	(In millions)
Commercial	$682	$773	$3	$—	$1,915	$1,123
Agricultural	252	341	66	262	225	89
Residential	523	464	23	18	500	446
Total	$1,457	$1,578	$92	$280	$2,640	$1,658

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Real Estate and REJV
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJV. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,174	$4,283	$358	$341	$366
Other real estate	710	650	364	291	297
REJV	8,556	8,409	125	(192)	(225)
Total real estate and REJV	$13,440	$13,342	$847	$440	$438
Depreciation expense on real estate investments was $117 million, $124 million and $112 million for the years ended December 31, 2025, 2024 and 2023, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion and $1.0 billion at December 31, 2025 and 2024, respectively.
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

	December 31,		Years Ended December 31,
	2025	2024	2025	2024	2023
Property Type	Carrying Value		Income
	(In millions)
Leased real estate investments:
Office	$2,271	$2,138	$222	$206	$228
Retail	622	766	45	45	47
Apartment	511	596	47	46	47
Land	488	522	25	24	24
Industrial	199	190	14	15	15
Hotel	83	71	5	5	5
Total leased real estate investments	$4,174	$4,283	$358	$341	$366
Future contractual receipts under operating leases at December 31, 2025 were $265 million in 2026, $213 million in 2027, $184 million in 2028, $157 million in 2029, $130 million in 2030, $883 million thereafter and, in total, were $1.8 billion.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Other Invested Assets
Other invested assets is comprised primarily of freestanding derivatives with positive estimated fair values (see Note 12), COLI (see Note 1), direct financing and leveraged leases (see Note 1), annuities funding structured settlement claims (see Note 1), operating joint ventures (see Notes 1 and 25), FHLBNY common stock (see “— Invested Assets on Deposit, Held in Trust and Pledged as Collateral”) and tax credit and renewable energy partnerships (see Note 1).
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the consolidated balance sheets, was $676 million and $714 million at December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, income tax credits and other income tax benefits of $130 million and $149 million, respectively, and amortized expense of $117 million and $134 million, respectively, were recognized net as a component of income tax expense in the Company’s consolidated statement of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.5 billion and $11.9 billion, at estimated fair value, at December 31, 2025 and 2024, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	December 31,
	2025	2024
	(In millions)
Japan	$16,265	$18,886
South Korea	$5,971	$6,078
Mexico	$4,190	$3,468
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2025			2024
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$11,866	$12,198	$12,082	$11,119	$11,404	$11,202
Repurchase agreements	$3,002	$2,975	$2,948	$3,019	$2,975	$2,925
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at December 31, 2025 and within fixed maturity securities AFS at December 31, 2024. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	December 31,
	2025					2024
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$1,986	$3,911	$4,880	$—	$10,777	$2,987	$4,986	$2,089	$—	$10,062
Foreign government	—	755	355	—	1,110	—	677	493	—	1,170
Agency RMBS	—	311	—	—	311	—	108	64	—	172
Total	$1,986	$4,977	$5,235	$—	$12,198	$2,987	$5,771	$2,646	$—	$11,404
Repurchase agreements:
U.S. government and agency	$—	$2,975	$—	$—	$2,975	$—	$2,975	$—	$—	$2,975
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

	December 31,
	2025	2024
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,396	$1,515
Invested assets held in trust (external reinsurance agreements) (1)	1,775	1,255
Invested assets pledged as collateral (2)	27,663	27,125
Total invested assets on deposit, held in trust and pledged as collateral	$30,834	$29,895
__________________
(1)Represents assets held in trust related to assumed third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.8 billion and $1.9 billion at December 31, 2025 and 2024, respectively.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements (see Note 5), derivative transactions (see Note 12), secured debt and short-term debt related to repurchase agreements (see Note 16), and a collateral financing arrangement (see Note 17).

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements and Note 10 for information regarding investments designated to the closed block. In addition, the Company’s investment in FHLBNY common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $700 million and $699 million, at redemption value, at December 31, 2025 and 2024, respectively.
At December 31, 2025, the Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures of $22.4 billion, which included cash and cash equivalents of $1.2 billion.
Collectively Significant Equity Method Investments
The Company held equity method investments of $24.7 billion at December 31, 2025, comprised primarily of OLPI, REJV and real estate funds, tax equity and renewable energy partnerships and operating joint ventures. The Company’s maximum exposure to loss related to these equity method investments was limited to the carrying value of these investments plus $6.9 billion of unfunded commitments at December 31, 2025.
As described in Note 1, the Company generally recognizes its share of earnings in its equity method investments within net investment income using a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period. Aggregate net investment income from these equity method investments exceeded 10% of the Company’s consolidated pre-tax income (loss) for two of the three most recent annual periods: 2025 and 2024.
The following aggregated summarized financial data reflects the latest available financial information and does not represent the Company’s proportionate share of the assets, liabilities, or earnings of such entities. Aggregate total assets of these entities totaled $1.4 trillion and $1.3 trillion at December 31, 2025 and 2024, respectively. Aggregate total liabilities of these entities totaled $164.0 billion and $154.1 billion at December 31, 2025 and 2024, respectively. Aggregate net income (loss) of these entities totaled $99.4 billion, $63.7 billion and $32.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. Aggregate net income (loss) from the underlying entities in which the Company invests is primarily comprised of investment income, including recurring investment income (loss) and realized and unrealized investment gains (losses).
Variable Interest Entities
The Company has invested in legal entities that are VIEs. Legal entities are determined to be VIEs if (1) the equity investors lack (i) the ability to control the entity, (ii) the obligation to absorb losses or (iii) the rights to receive returns of the entity, or (2) the entity lacks sufficient equity to finance its activities without subordinated financial support provided by parties which are not equity holders.
For VIEs, the Company determines whether it is the primary beneficiary, which involves an evaluation of the purpose and design of the entity and whether, based on the design of the entity, the Company has both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE. Significant judgment is required in the primary beneficiary determination, which includes an evaluation of the substance of contractual arrangements and voting agreements, the rights of other investors in an entity and potential financial results of the entity.
The Company continuously assesses if facts or circumstances indicate that a potential change in the primary beneficiary has occurred. This could include new contractual arrangements of an entity or changes in the investors of an entity. As a result of changes in circumstances, the Company may consolidate or deconsolidate a VIE.
Consolidated VIEs
The Company is the asset manager of certain asset-backed securitization entities, primarily CLOs, for which the Company earns asset management fees. The Company may invest in securities issued by these entities. The Company is also the asset manager of certain investment fund structures in which the Company also invests.
The Company has analyzed its relationships with the CLOs and investment fund structures and determined that it is the primary beneficiary of these entities. This analysis includes a review of the rights and responsibilities as the asset manager, the rights of the investors in the entity, and the exposure of the Company to the potential losses and returns of the entity.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
The assets of the VIEs may only be used to satisfy the liabilities of VIE. The Company is not required to, and has not provided material financial support, other than its investment in these VIEs.
The Company is also the primary beneficiary of certain investment funds and partnership entities in which the Company has invested but is not the asset manager.
The table below reflects the carrying amount and balance sheet classification in which the assets and liabilities of consolidated VIEs are reported. The liabilities primarily comprise debt instruments issued by the VIEs. The creditors of these VIEs do not have recourse to the Company in excess of the assets contained within the respective VIEs.

	December 31,
	2025	2024	2025	2024
Asset Type	Consolidated VIEs for which the Company is the Asset Manager		Other Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs	$1,300	$—	$—	$—
Contractholder-directed equity securities	451	—	—	—
Real estate and REJVs	81	—	221	183
Investment funds (1)	490	375	—	—
Renewable energy partnership (1)	—	—	45	49
Leases (1)	25	—	—	—
Cash and cash equivalents	90	3	6	8
Other	21	9	34	65
Total assets of consolidated VIEs	$2,458	$387	$306	$305
Short-term debt	$—	$—	$117	$133
Long-term debt	28	—	—	—
Notes issued by CFEs	1,206	—	—	—
Other liabilities	158	3	9	7
Total liabilities of consolidated VIEs	$1,392	$3	$126	$140
__________________
(1)Included in other invested assets.
Unconsolidated VIEs
The Company has determined that it is not the primary beneficiary of certain VIEs because the Company does not have both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE.
The Company invests in structured products issued by CFEs or securitization entities that are VIEs which typically do not have substantial equity. Its investments in these structured products are fixed maturity securities investments and include mortgage-backed securities, and ABS & CLOs. The Company’s exposure to losses of these entities is limited to the amount of its investment, See “— Fixed Maturity Securities AFS” for details regarding amounts and classification of these assets.
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities, FVO securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $24.6 billion and $20.4 billion at December 31, 2025 and 2024, respectively, and the Company’s unfunded commitments were $6.2 billion and $4.7 billion at December 31, 2025 and 2024, respectively.
In connection with a certain reinsurance agreement, collateral securing the reinsurance agreement was transferred to trusts that do not have substantial equity. For managing these assets, MIM will recognize asset management fees which

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
represent a variable interest. The Company’s maximum exposure to loss is limited to the asset management fee revenue that has been earned but not yet received.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the years ended December 31, 2025 or 2024.

Net Investment Income
The composition of net investment income by asset type was as follows:

	Years Ended December 31,
Asset Type	2025	2024	2023
	(In millions)
Fixed maturity securities AFS (1)	$14,559	$13,598	$12,990
Equity securities	23	23	32
FVO securities	225	205	188
Mortgage loans (1)	4,466	4,734	4,761
Policy loans	449	453	471
Real estate and REJV	847	440	438
OLPI (1)	1,197	965	454
Cash, cash equivalents and short-term investments (1)	993	1,122	1,011
Operating joint ventures	178	175	38
Other	505	715	604
Subtotal investment income	23,442	22,430	20,987
Less: Investment expenses	2,100	2,248	2,262
Subtotal, net	21,342	20,182	18,725
Unit-linked investments	1,217	1,091	1,183
Net investment income	$22,559	$21,273	$19,908

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$357	$270	$207
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	783	931	1,168
Net realized and unrealized gains (losses) recognized in net investment income	$1,140	$1,201	$1,375

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$1,036	$925	$1,119

Equity method investments net investment income (primarily REJV, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$1,554	$988	$151
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

	Years Ended December 31,
Asset Type	2025	2024	2023
	(In millions)
Fixed maturity securities AFS (1)	$(631)	$(731)	$(2,471)
Equity securities	65	(18)	81
Mortgage loans (1)	(676)	(289)	(270)
Real estate and REJV (excluding changes in estimated fair value)	59	245	69
OLPI (excluding changes in estimated fair value) (2)	24	(55)	12
Other gains (losses)	(10)	(3)	(158)
Subtotal	(1,169)	(851)	(2,737)
Change in estimated fair value of OLPI and REJV	—	4	(6)
Non-investment portfolio gains (losses)	24	(337)	(81)
Subtotal	24	(333)	(87)
Net investment gains (losses)	$(1,145)	$(1,184)	$(2,824)

Transaction Type
Realized gains (losses) on investments sold or disposed (1), (2)	$(371)	$(436)	$(1,028)
Impairment (losses) (1)	(180)	(101)	(1,498)
Recognized gains (losses):
Change in ACL recognized in earnings	(708)	(248)	(271)
Unrealized net gains (losses) recognized in earnings	90	(62)	54
Total recognized gains (losses)	(618)	(310)	(217)
Non-investment portfolio gains (losses)	24	(337)	(81)
Net investment gains (losses)	$(1,145)	$(1,184)	$(2,824)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$62	$(39)	$22

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedge relationship	$(20)	$(3)	$(7)
Gains (losses) on leveraged leases and renewable energy partnerships	$9	$12	$24

Foreign currency gains (losses)	$156	$(79)	$52

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(371)	$(436)	$(1,028)
Recognized in net investment income	357	270	207
Net realized investment gains (losses) from sales and disposals of investments	$(14)	$(166)	$(821)
__________________
(1)Includes a net loss of $1.2 billion during the year ended December 31, 2023 for investments disposed of in connection with a reinsurance transaction. The net loss was comprised of ($1.3) billion of impairments and $95 million of realized gains on disposal for fixed maturity securities AFS, ($56) million of adjustments to mortgage loans, reflected as

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
11. Investments (continued)
impairments (calculated at lower of amortized cost or estimated fair value), and ($2) million of realized losses on disposal for mortgage loans.
(2)Includes a net loss of $2 million and $46 million during the years ended December 31, 2025 and 2024, respectively, for private equity investments sold. For the years ended December 31, 2025 and 2024, the Company sold $43 million and $798 million, respectively, in portfolios of investments to a fund for proceeds of $41 million and $752 million, respectively, in cash and receivables secured by the value of the fund. The Company has entered into an agreement to serve as the asset manager of the fund for which it will receive a management fee.
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities is as follows:

	Years Ended December 31,
Fixed Maturity Securities AFS	2025	2024	2023
	(In millions)
Proceeds	$29,702	$28,690	$40,625
Gross investment gains	$413	$489	$563
Gross investment (losses)	(950)	(1,178)	(1,732)
Realized gains (losses) on sales and disposals	(537)	(689)	(1,169)
Net credit loss (provision) release (change in ACL recognized in earnings)	(89)	23	(2)
Impairment (losses)	(5)	(65)	(1,300)
Net credit loss (provision) release and impairment (losses)	(94)	(42)	(1,302)
Net investment gains (losses)	$(631)	$(731)	$(2,471)

Equity Securities
Realized gains (losses) on sales and disposals	$(24)	$47	$21
Unrealized net gains (losses) recognized in earnings	89	(65)	60
Net investment gains (losses)	$65	$(18)	$81
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
The Company enters into currency options that give it the right, but not the obligation, to sell the foreign currency amount in exchange for a functional currency amount within a limited time at a contracted price. The contracts may also be net settled in cash, based on differentials in the foreign currency exchange rate and the strike price. The Company uses currency options to hedge against the foreign currency exposure inherent in certain of its variable annuity products. The Company also uses currency options as an economic hedge of foreign currency exposure related to the Company’s non-U.S. subsidiaries. The Company utilizes currency options in NIFO hedges.
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
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

	Primary Underlying Risk Exposure	December 31,
		2025			2024
			Estimated Fair Value			Estimated Fair Value
		Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,924	$923	$706	$5,188	$1,018	$666
Foreign currency swaps	Foreign currency exchange rate	1,607	33	22	1,454	33	67
Foreign currency forwards	Foreign currency exchange rate	—	—	—	150	—	41
Subtotal		6,531	956	728	6,792	1,051	774
Cash flow hedges:
Interest rate swaps	Interest rate	4,002	—	267	4,154	—	359
Interest rate forwards	Interest rate	4,389	16	1,049	4,901	56	880
Foreign currency swaps	Foreign currency exchange rate	47,097	2,358	2,184	45,879	2,858	1,877
Subtotal		55,488	2,374	3,500	54,934	2,914	3,116
NIFO hedges:
Foreign currency forwards	Foreign currency exchange rate	1,052	32	10	1,553	42	—
Currency options	Foreign currency exchange rate	3,000	264	—	3,000	536	—
Subtotal		4,052	296	10	4,553	578	—
Total qualifying hedges		66,071	3,626	4,238	66,279	4,543	3,890
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	24,623	1,409	1,434	29,238	1,414	1,263
Interest rate floors	Interest rate	5,640	34	—	6,169	38	—
Interest rate caps	Interest rate	14,898	48	1	17,998	133	1
Interest rate futures	Interest rate	1,679	1	3	1,667	1	1
Interest rate options	Interest rate	23,820	155	130	34,939	210	217
Interest rate forwards	Interest rate	2,731	16	176	3,128	135	77
Synthetic GICs	Interest rate	52,664	—	—	49,599	—	—
Foreign currency swaps	Foreign currency exchange rate	10,210	1,167	175	10,708	1,192	190
Foreign currency forwards	Foreign currency exchange rate	15,694	85	1,012	13,471	47	1,277
Currency futures	Foreign currency exchange rate	292	—	1	301	1	—
Credit default swaps — purchased	Credit	2,739	2	58	2,791	14	67
Credit default swaps — written	Credit	8,873	153	1	11,764	201	5
Equity futures	Equity market	1,380	5	2	1,840	9	6
Equity index options	Equity market	16,253	337	281	12,743	233	253
Equity variance swaps	Equity market	96	—	2	114	—	3
Equity total return swaps	Equity market	2,413	7	34	1,799	41	9
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		185,005	3,419	3,310	199,269	3,669	3,369
Total		$251,076	$7,045	$7,548	$265,548	$8,212	$7,259
Included in the table above, the Company uses various OTC and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)

	December 31, 2025			December 31, 2024
Primary Underlying Risk Exposure		Estimated Fair Value			Estimated Fair Value
	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,450	$10	$524	$8,913	$11	$768
Foreign currency exchange rate	328	2	9	378	—	2
Equity market	2,844	152	104	4,294	132	113
	$11,622	$164	$637	$13,585	$143	$883
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($294) million and ($476) million for the years ended December 31, 2025 and 2024, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either December 31, 2025 or 2024. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Year Ended December 31, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$41	$43	$—	N/A
Hedged items	1	—	N/A	(60)	(42)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(17)	9	N/A	—	125	—	N/A
Hedged items	14	(7)	N/A	—	(126)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(6)	N/A	—	—	—	(24)
Subtotal	(3)	(4)	N/A	(19)	—	—	(24)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(237)
Amount of gains (losses) reclassified from AOCI into income	29	(21)	—	—	—	—	(8)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(819)
Amount of gains (losses) reclassified from AOCI into income	5	1,352	—	—	—	—	(1,357)
Foreign currency transaction gains (losses) on hedged items	—	(1,350)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	34	(18)	—	—	—	—	(2,422)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	62
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(1)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	61
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(730)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(698)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(17)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	24	N/A	N/A	N/A	N/A
Equity derivatives (1)	(40)	N/A	(1,000)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	220	N/A	N/A	N/A	N/A
Subtotal	(40)	N/A	(2,201)	N/A	N/A	N/A	N/A
Earned income on derivatives	145	—	430	8	(152)	—	—
Synthetic GICs	N/A	N/A	81	N/A	N/A	N/A	N/A
Embedded derivatives — ceded reinsurance	N/A	N/A	(248)	N/A	N/A	N/A	N/A
Embedded derivatives — other	N/A	N/A	(1)	N/A	N/A	N/A	N/A
Total	$136	$(22)	$(1,939)	$(11)	$(152)	$—	$(2,385)

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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	(In millions)
Fixed maturity securities AFS	$658	$241	$—	$—
Mortgage loans	$51	$130	$—	$(1)
FPBs	$(2,509)	$(2,583)	$319	$359
PABs	$(2,559)	$(2,170)	$(9)	$223
__________________
(1)Includes ($67) million and ($91) million of hedging adjustments on discontinued hedging relationships at December 31, 2025 and 2024, respectively.
For the Company’s foreign currency forwards, changes in estimated fair value attributable to the difference between spot price and forward price are excluded from hedge effectiveness testing and are recognized in earnings. For certain foreign currency swaps, changes in estimated fair value related to cross-currency basis spreads are excluded from the effectiveness assessment and recorded in OCI. For all other derivatives, all components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $5 million, $4 million and $31 million for the years ended December 31, 2025, 2024 and 2023, respectively.
At December 31, 2025 and 2024, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years and five years, respectively.
At December 31, 2025 and 2024, the balance in AOCI associated with cash flow hedges was ($2.1) billion and $357 million, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At December 31, 2025, the Company expected to reclassify ($150) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
NIFO Hedges
The Company uses foreign currency exchange rate derivatives, which may include foreign currency forwards and currency options, to hedge portions of its NIFO against adverse movements in exchange rates. The Company also designates a portion of its foreign-denominated debt as a non-derivative hedging instrument of its NIFO. The Company assesses hedge effectiveness of its derivatives based upon the change in forward rates and assesses its non-derivative hedging instruments based upon the change in spot rates. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
When NIFOs are sold or substantially liquidated, the amounts in AOCI are reclassified to the statement of operations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
At December 31, 2025 and 2024, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.2 billion and $1.1 billion, respectively. At December 31, 2025 and 2024, the carrying amount of debt designated as a non-derivative hedging instrument was $268 million and $267 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	December 31,
	2025			2024
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$59	2.5	$1	$72	1.9
Credit default swaps referencing indices	44	3,777	1.4	72	4,126	2.2
Subtotal	45	3,836	1.4	73	4,198	2.2
Baa
Single name credit default swaps (3)	1	46	3.8	1	102	1.6
Credit default swaps referencing indices	95	4,807	4.6	111	7,263	4.1
Subtotal	96	4,853	4.6	112	7,365	4.1
Ba
Single name credit default swaps (3)	—	—	0.0	—	17	1.1
Credit default swaps referencing indices	1	24	1.0	2	25	2.0
Subtotal	1	24	1.0	2	42	1.6
B
Single name credit default swaps (3)	—	16	0.6	—	—	0.0
Credit default swaps referencing indices	10	129	3.0	10	144	3.7
Subtotal	10	145	2.7	10	144	3.7
Caa
Credit default swaps referencing indices	—	15	1.0	(1)	15	2.0
Subtotal	—	15	1.0	(1)	15	2.0
Total	$152	$8,873	3.2	$196	$11,764	3.4
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	December 31,
	2025		2024
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,053	$6,972	$8,224	$6,966
OTC-cleared (1)	119	569	135	299
Exchange-traded	6	6	11	7
Total gross estimated fair value of derivatives presented on the consolidated balance sheets (1)	7,178	7,547	8,370	7,272
Gross amounts not offset on the consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,015)	(3,015)	(3,633)	(3,633)
OTC-cleared	(7)	(7)	(5)	(5)
Exchange-traded	—	—	(1)	(1)
Cash collateral: (3), (4)
OTC-bilateral	(1,808)	—	(2,597)	—
OTC-cleared	(105)	(555)	(126)	(289)
Exchange-traded	—	(1)	—	(6)
Securities collateral: (5)
OTC-bilateral	(2,211)	(3,945)	(1,955)	(3,325)
OTC-cleared	—	(6)	—	(4)
Exchange-traded	—	(5)	—	—
Net amount after application of master netting agreements and collateral	$32	$13	$53	$9
__________________
(1)At December 31, 2025 and 2024, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $133 million and $158 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($1) million and $13 million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At December 31, 2025 and 2024, the Company received excess cash collateral of $29 million and $26 million, respectively, and provided excess cash collateral of $68 million and $86 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
12. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at December 31, 2025, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2025 and 2024, the Company received excess securities collateral with an estimated fair value of $381 million and $410 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2025 and 2024, the Company provided excess securities collateral with an estimated fair value of $1.3 billion and $1.2 billion, respectively, for its OTC-bilateral derivatives, $751 million and $835 million, respectively, for its OTC-cleared derivatives, and $215 million and $148 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At December 31, 2025, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

	December 31,
	2025			2024
	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total	Derivatives Subject to Credit-Contingent Provisions	Derivatives Not Subject to Credit-Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$3,946	$11	$3,957	$3,213	$120	$3,333
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,661	$11	$4,672	$3,829	$124	$3,953

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

		December 31,
	Balance Sheet Location	2025	2024
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance (1)	Other liabilities	$(10)	$(163)
Fixed annuities with equity indexed returns	PABs	67	172
Total		$57	$9
__________________
(1)Includes $81 million at December 31, 2025 related to Chariot Re. See Note 25 for additional related party transactions.
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
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
Recurring Fair Value Measurements
The assets and liabilities measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy, including those items for which the Company has elected the FVO, are presented below at:

	December 31, 2025
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,437	$13,522	$87,959
Foreign corporate	—	43,761	16,828	60,589
RMBS	—	43,491	1,927	45,418
Foreign government	—	40,696	52	40,748
U.S. government and agency	18,732	18,790	—	37,522
ABS & CLO	—	21,747	1,150	22,897
Municipals	—	11,063	1	11,064
CMBS	—	9,318	416	9,734
Total fixed maturity securities AFS	18,732	263,303	33,896	315,931
Equity securities	464	77	317	858
Contractholder-directed equity securities and FVO securities:
Contractholder-directed equity securities	7,983	2,571	194	10,748
FVO securities	623	1,323	1,265	3,211
Total contractholder-directed equity securities and FVO securities:	8,606	3,894	1,459	13,959
Short-term investments (1)	2,761	537	42	3,340
Other investments	46	—	1,137	1,183
Derivative assets: (2)
Interest rate	1	2,601	—	2,602
Foreign currency exchange rate	—	3,905	34	3,939
Credit	—	155	—	155
Equity market	5	344	—	349
Total derivative assets	6	7,005	34	7,045
MRBs	—	—	458	458
Reinsured MRBs (3)	—	—	293	293
Separate account assets (4)	77,488	73,554	891	151,933
Total assets (5)	$108,103	$348,370	$38,527	$495,000
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$3,763	$—	$3,766
Foreign currency exchange rate	1	3,403	—	3,404
Credit	—	59	—	59
Equity market	2	316	1	319
Total derivative liabilities	6	7,541	1	7,548
Embedded derivatives within liability host contracts (6)	—	—	57	57
Notes issued by CFEs	—	—	1,206	1,206
MRBs	—	—	2,406	2,406
Total liabilities	$6	$7,541	$3,670	$11,217

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

	December 31, 2024
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$67,333	$12,041	$79,374
Foreign corporate	—	39,295	14,464	53,759
RMBS	—	32,771	1,650	34,421
Foreign government	—	40,209	41	40,250
U.S. government and agency	16,675	16,753	—	33,428
ABS & CLO	—	14,755	5,836	20,591
Municipals	—	9,866	7	9,873
CMBS	—	8,194	1,153	9,347
Total fixed maturity securities AFS	16,675	229,176	35,192	281,043
Equity securities	415	61	236	712
Contractholder-directed equity securities and FVO securities:
Contractholder-directed equity securities	6,805	2,135	157	9,097
FVO securities	501	41	1,033	1,575
Total contractholder-directed equity securities and FVO securities:	7,306	2,176	1,190	10,672
Short-term investments (1)	4,127	702	5	4,834
Other investments	37	63	1,010	1,110
Derivative assets: (2)
Interest rate	1	3,004	—	3,005
Foreign currency exchange rate	1	4,694	14	4,709
Credit	—	215	—	215
Equity market	9	271	3	283
Total derivative assets	11	8,184	17	8,212
MRBs	—	—	372	372
Reinsured MRBs (3)	—	—	12	12
Separate account assets (4)	63,979	74,535	990	139,504
Total assets (5)	$92,550	$314,897	$39,024	$446,471
Liabilities
Derivative liabilities: (2)
Interest rate	$1	$3,463	$—	$3,464
Foreign currency exchange rate	—	3,440	12	3,452
Credit	—	72	—	72
Equity market	6	265	—	271
Total derivative liabilities	7	7,240	12	7,259
Embedded derivatives within liability host contracts (6)	—	—	9	9
Notes issued by CFEs	—	—	—	—
MRBs	—	—	2,581	2,581
Total liabilities	$7	$7,240	$2,602	$9,849
__________________
(1)Short-term investments as presented in the tables above differ from the amounts presented on the consolidated balance sheets because certain short-term investments are not measured at estimated fair value on a recurring basis.
(2)Derivative assets are presented within other invested assets on the consolidated balance sheets and derivative liabilities are presented within other liabilities on the consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
(3)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the consolidated balance sheets.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $41 million and $50 million at December 31, 2025 and 2024, respectively.
(6)Embedded derivatives within liability host contracts are presented within PABs and other liabilities on the consolidated balance sheets.
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
Contractholder-directed equity and FVO securities, Short-term investments and Other investments
	Valuation Approaches: Principally the market and income approaches.	Valuation Approaches: Principally the market and income approaches.
	Key Inputs:	Key Inputs:
•
Contractholder-directed equity and FVO securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.
•
Contractholder-directed equity and FVO securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments also include certain REJV and use the valuation approach and key inputs as described for OLPI below.

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
Notes Issued by CFEs
The estimated fair value of these notes are based on the estimated fair value of the corresponding securities which collateralize the notes. Since the notes are valued based on referenced collateral, they are classified as Level 3.
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

					December 31, 2025				December 31, 2024				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	32	-	127	94	47	-	126	92	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	100	91	13	-	102	95	Increase
	•	Consensus pricing	•	Offered quotes (4)	—	-	101	92	47	-	100	96	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	33	-	114	96	—	-	128	95	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	3	-	142	101	4	-	113	97	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	154	-	203	202	131	-	230	222	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.14%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.15%	-	20.10%	13.37%	0.14%	-	20.10%	12.86%	Decrease (9)
				Durations 11 - 20	0.38%	-	15%	8.17%	0.39%	-	15%	6.05%	Decrease (9)
				Durations 21 - 116	0.38%	-	15%	7.48%	0.39%	-	15%	8.20%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	22%	0.79%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.92%	0%	-	20%	4.77%	(11)
			•	Long-term equity volatilities	14.29%	-	22.49%	18.96%	14.23%	-	22.27%	18.77%	Increase (12)
			•	Nonperformance risk spread	0.10%	-	1.41%	0.58%	0.11%	-	1.46%	0.64%	Decrease (13)
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
All other classes of securities classified within Level 3, including those within Unit-linked and FVO securities, Other investments, Separate account assets, Notes issued by CFEs, and Embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Contractholder-directed and FVO Securities
	(In millions)
Balance, January 1, 2024	$28,345	$51	$4,551	$249	$1,103
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(143)	(1)	34	(32)	131
Total realized/unrealized gains (losses) included in AOCI	(1,177)	(2)	246	—	—
Purchases (3)	5,587	2	3,014	53	141
Sales (3)	(2,236)	(1)	(2,080)	(34)	(166)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	232	—	3,163	—	—
Transfers out of Level 3 (4)	(4,103)	(8)	(289)	—	(19)
Balance, December 31, 2024	26,505	41	8,639	236	1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(93)	1	10	20	197
Total realized/unrealized gains (losses) included in AOCI	1,528	5	62	—	—
Purchases (3)	4,944	12	2,065	133	291
Sales (3)	(2,538)	(6)	(1,829)	(67)	(219)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	336	—	59	1	—
Transfers out of Level 3 (4)	(332)	(1)	(5,513)	(6)	—
Balance, December 31, 2025	$30,350	$52	$3,493	$317	$1,459
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$(10)	$2	$10	$—	$136
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (5)	$(82)	$(1)	$40	$(48)	$135
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025 (5)	$(62)	$—	$7	$2	$188
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$1,371	$(3)	$14	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024 (5)	$(1,189)	$(2)	$209	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2025 (5)	$1,450	$6	$49	$—	$—
Gains (Losses) Data for the year ended December 31, 2023:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$(35)	$2	$(11)	$9	$138
Total realized/unrealized gains (losses) included in AOCI	$1,413	$(3)	$33	$—	$—

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
13. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Balance, January 1, 2024	$27	$975	$(143)	$(93)	$1,147	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	14	(23)	86	(51)	—
Total realized/unrealized gains (losses) included in AOCI	(1)	—	(31)	—	—	—
Purchases (3)	5	72	—	—	134	—
Sales (3)	(26)	(282)	—	—	(226)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	213	(2)	—	—
Transfers into Level 3 (4)	—	231	—	—	—	—
Transfers out of Level 3 (4)	—	—	(11)	—	(14)	—
Balance, December 31, 2024	5	1,010	5	(9)	990	—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(14)	(64)	27	(154)	(9)	—
Total realized/unrealized gains (losses) included in AOCI	5	—	2	—	—	—
Purchases (3)	51	307	—	—	97	(1,206)
Sales (3)	(5)	(137)	—	—	(185)	—
Issuances (3)	—	—	—	(51)	—	—
Settlements (3)	—	—	—	157	—	—
Transfers into Level 3 (4)	—	21	—	—	4	—
Transfers out of Level 3 (4)	—	—	(1)	—	(6)	—
Balance, December 31, 2025	$42	$1,137	$33	$(57)	$891	$(1,206)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2023 (5)	$—	$23	$(39)	$(36)	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2024 (5)	$—	$13	$(15)	$86	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at December 31, 2025 (5)	$(14)	$(76)	$26	$(153)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2023 (5)	$—	$—	$(5)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2024 (5)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at December 31, 2025 (5)	$5	$—	$—	$—	$—	$—
Gains (Losses) Data for the year ended December 31, 2023:
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	$—	$22	$(39)	$(36)	$(60)	$—
Total realized/unrealized gains (losses) included in AOCI	$1	$—	$(5)	$—	$—	$—
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
Fair Value Option
The Company has elected the FVO for certain invested assets held by, and notes issued by, CFEs. See Note 3.
At December 31, 2025, the unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $33 million.
At December 31, 2025, the unpaid principal balance on the notes issued by CFEs exceeded the estimated fair value by $1 million.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	December 31,
	2025	2024
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,583	$1,075
Other invested assets (2)	$—	$63

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(590)	$(217)	$(215)
Other invested assets (2)	$—	$—	$(136)
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 11.
(2)The Company recognized an impairment loss for the year ended December 31, 2023 related to AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia) (collectively, “MetLife Malaysia”).

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
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$84,593	$—	$—	$82,933	$82,933
Policy loans	$8,547	$—	$—	$9,083	$9,083
Other invested assets	$895	$—	$700	$195	$895
Premiums, reinsurance and other receivables	$8,681	$—	$1,252	$6,835	$8,087
Other assets	$247	$—	$53	$202	$255
Liabilities
PABs	$147,826	$—	$—	$145,695	$145,695
Long-term debt	$14,461	$—	$14,143	$—	$14,143
Collateral financing arrangement	$352	$—	$—	$322	$322
Subordinated debt securities	$4,155	$—	$4,707	$—	$4,707
Other liabilities	$11,993	$—	$842	$10,747	$11,589
Separate account liabilities	$80,164	$—	$80,164	$—	$80,164

	December 31, 2024
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$89,012	$—	$—	$84,217	$84,217
Policy loans	$8,545	$—	$—	$9,058	$9,058
Other invested assets	$1,202	$—	$704	$498	$1,202
Premiums, reinsurance and other receivables	$4,831	$—	$881	$3,917	$4,798
Other assets	$228	$—	$69	$167	$236
Liabilities
PABs	$139,882	$—	$—	$134,612	$134,612
Long-term debt	$15,080	$—	$14,498	$—	$14,498
Collateral financing arrangement	$476	$—	$—	$425	$425
Subordinated debt securities	$3,164	$—	$3,587	$—	$3,587
Other liabilities	$9,635	$—	$734	$8,570	$9,304
Separate account liabilities	$70,359	$—	$70,359	$—	$70,359

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases
The Company, as lessee, has entered into various lease and sublease agreements primarily for office space. The Company has operating leases with remaining lease terms of less than one year to 12 years. The remaining lease terms for the subleases are less than one year to nine years.
ROU Assets and Lease Liabilities
ROU assets and lease liabilities for operating leases were:

	December 31, 2025	December 31, 2024
	(In millions)
ROU assets	$984	$928
Lease liabilities	$1,138	$1,079
Lease Costs
The components of operating lease costs were as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Operating lease cost	$234	$226	$244
Variable lease cost	52	52	52
Sublease income	(87)	(87)	(95)
Net lease cost	$199	$191	$201
Other Information
Supplemental other information related to operating leases was as follows:

	December 31, 2025	December 31, 2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liability - operating cash flows	$234	$244
ROU assets obtained in exchange for new lease liabilities (1)	$120	$52
Weighted-average remaining lease term	8 years	8 years
Weighted-average discount rate	4.7%	4.4%
__________________
(1)See Note 3 for additional ROU assets and lease liabilities recorded as part of the acquisition of PineBridge.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
14. Leases (continued)
Maturities of Lease Liabilities
Maturities of operating lease liabilities were as follows:

December 31, 2025
(In millions)
2026	$218
2027	215
2028	183
2029	131
2030	100
Thereafter	429
Total undiscounted cash flows	1,276
Less: interest	138
Present value of lease liability	$1,138
See Notes 11 and 16 for information about the Company’s investments in leased real estate and financing lease obligations.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
15. Goodwill
Information regarding goodwill by segment, as well as Corporate & Other, was as follows:

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM (1)	Corporate & Other (1)	Total
	(In millions)
Balance at January 1, 2023
Goodwill	$1,158	$912	$4,309	$980	$908	$143	$1,567	$9,977
Accumulated impairment	—	—	—	—	—	—	(680)	(680)
Total goodwill, net	1,158	912	4,309	980	908	143	887	9,297
Acquisitions	—	—	—	—	—	30	—	30
Effect of foreign currency translation and other	—	—	(95)	(4)	8	—	—	(91)
Balance at December 31, 2023
Goodwill	1,158	912	4,214	976	916	173	1,567	9,916
Accumulated impairment	—	—	—	—	—	—	(680)	(680)
Total goodwill, net	1,158	912	4,214	976	916	173	887	9,236
Dispositions	—	—	—	—	—	(26)	—	(26)
Effect of foreign currency translation and other	—	—	(167)	(120)	(21)	(1)	—	(309)
Balance at December 31, 2024
Goodwill	1,158	912	4,047	856	895	146	1,567	9,581
Accumulated impairment	—	—	—	—	—	—	(680)	(680)
Total goodwill, net	1,158	912	4,047	856	895	146	887	8,901
Acquisitions	—	—	—	—	—	569	—	569
Effect of foreign currency translation and other	—	—	20	88	32	3	—	143
Balance at December 31, 2025
Goodwill	1,158	912	4,067	944	927	718	1,567	10,293
Accumulated impairment	—	—	—	—	—	—	(680)	(680)
Total goodwill, net	$1,158	$912	$4,067	$944	$927	$718	$887	$9,613
__________________
(1)See Note 1 for further information on the Strategic Reorganization.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt
Long-term and short-term debt outstanding was as follows:

							December 31,
							2025			2024
	Interest Rates (1)			Maturity			Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
							(In millions)
Senior notes	0.50%	-	6.50%	2026	-	2059	$14,095	$(96)	$13,999	$14,530	$(99)	$14,431
Surplus notes	7.80%	-	7.80%	2025			—	—	—	250	—	250
Other notes (2)	3.52%	-	7.41%	2026	-	2035	463	(1)	462	401	(2)	399
Financing lease obligations							6	—	6	6	—	6
Total long-term debt							14,564	(97)	14,467	15,187	(101)	15,086
Total short-term debt							355	—	355	465	—	465
Total							$14,919	$(97)	$14,822	$15,652	$(101)	$15,551
__________________
(1)Range of interest rates are for the year ended December 31, 2025.
(2)Includes $75 million of long-term borrowings related to repurchase agreements, secured by CLO Investments. At December 31, 2025, the Company pledged securities with a carrying value of $80 million to collateralize these repurchase agreements. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
The aggregate maturities of long-term debt at December 31, 2025 for the next five years and thereafter are $172 million in 2026, $81 million in 2027, $300 million in 2028, $459 million in 2029, $996 million in 2030 and $12.5 billion thereafter.
Financing lease obligations are collateralized and rank highest in priority, followed by unsecured senior notes and other notes. The $1.0 billion aggregate principal amount of 6.350% Fixed-to-Fixed Reset Rate Subordinated Debentures due March 2055, payable semi-annually, issued by MetLife, Inc, in March 2025 (the “6.350% Subordinated Debt”) ranks below these instruments but remains senior to junior subordinated debt securities (see Note 18). Payments of interest and principal on the Company’s surplus notes, which are subordinate to all other obligations of the operating company issuing the notes and are senior to obligations of MetLife, Inc., may be made only with the prior approval of the insurance department of the state of domicile of the issuer of the notes. The Company’s collateral financing arrangement (see Note 17) is supported by surplus notes of a subsidiary and, accordingly, has priority consistent with surplus notes.
Certain of the Company’s debt instruments and committed facilities, as well as its $3.0 billion unsecured revolving credit facility (the “Credit Facility”), contain various administrative, reporting, legal and financial covenants. The Company believes it was in compliance with all applicable financial covenants at December 31, 2025.
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
In connection with the March 2024 issuances, MetLife, Inc. incurred $6 million of related costs which will be amortized over the applicable term of each series of the senior notes.
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
Facility Agreement for Senior Debt Issuances
In March 2025, MetLife, Inc. entered into a 30-year facility agreement (the “Facility Agreement”) with a Delaware trust (the “Trust”), upon the completion of the sale of Trust securities by the Trust for $1,250 million in private placements under Rule 144A of the Securities Act of 1933. The Trust invested the proceeds from the sale of its securities in a portfolio of principal and interest strips of U.S. Treasury securities (the “STRIPS”).
The Facility Agreement provides the Company the right to issue and sell to the Trust from time to time up to $1,250 million of its 5.740% Senior Notes due February 15, 2055 (the “5.740% Senior Notes”) in exchange for a corresponding amount of the STRIPS held by the Trust. In return, the Company agreed to pay a semi-annual facility fee to the Trust at a rate of 1.2373% per annum applied to the maximum amount of senior notes that MetLife, Inc. could issue and sell to the Trust. The Company can redeem the 5.740% Senior Notes at any time, in whole or in part, at a price equal to the greater of par or a make-whole redemption price. At December 31, 2025, the Company had no senior note issuances under the Facility Agreement.
The Company incurred $13 million of related costs, which were capitalized in other assets and will be amortized over the term of the Facility Agreement. Total fees associated with the facility were $13 million for the year ended December 31, 2025.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt (continued)
Short-term Debt
Short-term debt with maturities of one year or less was as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Short-term debt (1), (2)	$355	$465
Average daily balance	$394	$270
Average days outstanding	72 days	82 days
__________________
(1)Includes $238 million and $465 million at December 31, 2025 and 2024, respectively, of short-term debt related to repurchase agreements, secured by assets of subsidiaries.
(2)Includes $117 million and $133 million at December 31, 2025 and 2024, respectively, of short-term debt related to VIEs.
For the years ended December 31, 2025, 2024 and 2023, the weighted average interest rate on short-term debt was 5.21%, 6.65% and 8.63%, respectively.
Interest Expense
Interest expense on long-term and short-term debt was $724 million, $738 million and $740 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other expenses. Such amounts do not include interest expense on long-term debt related to the collateral financing arrangement or subordinated debt securities. See Notes 17 and 18.
Credit and Committed Facilities
At December 31, 2025, the Company maintained the Credit Facility, as well as certain committed facilities aggregating $3.2 billion (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Credit Facility
The Company’s Credit Facility is used for general corporate purposes, to support the borrowers’ commercial paper programs and for the issuance of letters of credit. Total fees associated with the Credit Facility were $7 million, $7 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively, and were included in other expenses.
Information on the Credit Facility at December 31, 2025 was as follows:

Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife, Inc. and MetLife Funding, Inc.	May 2028	(1)	$3,000	$304	$—	$2,696
__________________
(1)All borrowings under the Credit Facility must be repaid by May 8, 2028, except that letters of credit outstanding on that date may remain outstanding until no later than May 8, 2029.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
16. Long-term and Short-term Debt (continued)
Committed Facilities
Letters of credit issued under the Committed Facilities are used for collateral for certain of the Company’s affiliated reinsurance liabilities. Total fees associated with the Committed Facilities, included in other expenses, were $9 million for each of the years ended December 31, 2025, 2024 and 2023.
Information on the Committed Facilities at December 31, 2025 was as follows:

Account Party/Borrower(s)	Expiration		Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
			(In millions)
MetLife Reinsurance Company of Vermont (“MRV”) and MetLife, Inc.	November 2026	(1), (2)	$350	$350	$—	$—
MRV and MetLife, Inc.	December 2037	(1), (3)	2,891	2,456	—	435
Total			$3,241	$2,806	$—	$435
__________________
(1)MetLife, Inc. is a guarantor under the applicable facility.
(2)The issuance of additional letters of credit is at the discretion of the counterparty.
(3)Capacity at December 31, 2025 of $2.9 billion decreases gradually between 2026 and 2037 to $2.0 billion, and the facility expires in December 2037. Unused commitment of $435 million is based on maximum capacity. At December 31, 2025, Brighthouse Financial, Inc. and its subsidiaries (“Brighthouse”), a former subsidiary of MetLife, Inc., is a beneficiary of $2.5 billion of letters of credit issued under this facility and, in consideration, Brighthouse reimburses MetLife, Inc. for a portion of the letter of credit fees.
17. Collateral Financing Arrangement
Information related to the collateral financing arrangement associated with the closed block (See Note 10) was as follows at:

	December 31,
	2025	2024
	(In millions)
Surplus notes outstanding (1)	$352	$476
Receivable from unaffiliated financial institution (1)	$46	$62
Collateral (pledged) received (2)	$18	$—
Assets held in trust (2)	$1,304	$1,330
__________________
(1)At carrying value.
(2)At estimated fair value.
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
For the years ended December 31, 2025, 2024 and 2023, following regulatory approval, MRC repurchased $124 million, $161 million and $79 million, respectively, in aggregate principal amount of the surplus notes. Payments made by the Company in 2025, 2024 and 2023 associated with the repurchases were exclusive of accrued interest on the surplus notes. In connection with the repurchases for the years ended December 31, 2025, 2024 and 2023, the Company received payments in the aggregate amount of $16 million, $23 million and $8 million, respectively, from the unaffiliated financial institution, which reduced the amount receivable from the unaffiliated financial institution by the same amounts. No other payments related to an increase or decrease in the estimated fair value of the surplus notes were made by MetLife, Inc. or received from the unaffiliated financial institution for the years ended December 31, 2025, 2024 or 2023.
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
Interest Expense
Interest expense on the collateral financing arrangement was $25 million, $38 million and $44 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other expenses.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Subordinated Debt Securities
Outstanding Junior Subordinated Debt Securities
Outstanding junior subordinated debt securities and exchangeable surplus trust securities which are exchangeable for junior subordinated debt securities prior to redemption or repayment (collectively, the “junior subordinated debt securities”), were as follows:

						December 31,
						2025			2024
Issuer	Issue Date	Interest Rate (1)	Scheduled Redemption Date	Interest Rate Subsequent to Scheduled Redemption Date (2)	Final Maturity	Face Value	Unamortized Discount and Issuance Costs	Carrying Value	Face Value	Unamortized Discount and Issuance Costs	Carrying Value
						(In millions)
MetLife, Inc.	December 2006	6.400%	December 2036	SOFR + 0.26161% + 2.205%	December 2066	$1,250	$(12)	$1,238	$1,250	$(13)	$1,237
MetLife Capital Trust IV (3)	December 2007	7.875%	December 2037	SOFR + 0.26161% + 3.960%	December 2067	700	(10)	690	700	(11)	689
MetLife, Inc.	April 2008	9.250%	April 2038	SOFR + 0.26161% + 5.540%	April 2068	750	(7)	743	750	(7)	743
MetLife, Inc.	July 2009	10.750%	August 2039	SOFR + 0.26161% + 7.548%	August 2069	500	(4)	496	500	(5)	495
Total						$3,200	$(33)	$3,167	$3,200	$(36)	$3,164
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
In connection with each of the junior subordinated debt securities, MetLife, Inc. may redeem or may cause the redemption of such securities (i) in whole or in part, at any time on or after the date five years prior to the scheduled redemption date at 100% of their principal amount, or (ii) in certain circumstances, in whole or in part, prior to the date five years prior to the scheduled redemption date at 100% of their principal amount or, if greater, a make-whole price, in each case, plus accrued and unpaid interest to, but excluding the date of redemption. MetLife, Inc. also has the right to, and in certain circumstances the requirement to, defer interest payments on these securities for a period up to 10 years. Interest compounds during such periods of deferral, if any. If interest is deferred for more than five consecutive years, MetLife, Inc. is required to use proceeds from the sale of its common stock or warrants on common stock to satisfy this interest payment obligation.
Subordinated Debt Issuance
In March 2025, MetLife, Inc. issued the 6.350% Subordinated Debt (together with the junior subordinated debt securities, the “subordinated debt securities”). MetLife, Inc. may redeem the 6.350% Subordinated Debt in whole, at any time, or in part, from time to time (i) on any interest payment date on or after March 15, 2035, the scheduled redemption date, at a redemption price equal to 100% of their principal amount, or (ii) prior to March 15, 2035, at a redemption price equal to 100% of their principal amount plus a make-whole amount, in each case, plus accrued and unpaid interest to, but excluding, the date of redemption. MetLife, Inc. may also redeem the 6.350% Subordinated Debt in whole, but not in part, depending on the specific circumstances at a redemption price equal to (i) 100% of their principal amount or (ii) 102% of their principal amount, in each case, plus accrued and unpaid interest to, but excluding, the date of redemption. MetLife, Inc. also has the right to defer interest payments on the 6.350% Subordinated Debt for periods of up to five years. Interest compounds during such periods of deferral, if any. In connection with the issuance, MetLife, Inc. incurred $12 million of related costs which

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
18. Subordinated Debt Securities (continued)
will be amortized over the term of the 6.350% Subordinated Debt. At December 31, 2025, the carrying value of the 6.350% Subordinated Debt was $988 million, net of $12 million of unamortized costs and discounts.
The 6.350% Subordinated Debt ranks higher in priority than MetLife, Inc.’s junior subordinated debt securities and subordinate to its senior notes.
Replacement Capital Covenants
In connection with each of the junior subordinated debt securities described above, MetLife, Inc. entered into a separate replacement capital covenant (“RCC”) for the benefit of the holders of a designated series of MetLife, Inc.’s other indebtedness (the “Covered Debt”). Initially, the Covered Debt for each of the junior subordinated debt securities was MetLife, Inc.’s 5.700% senior notes due 2035 (the “5.700% Senior Notes”). As a result of the issuance of MetLife, Inc.’s 10.750% Fixed-to-Floating Rate Junior Subordinated Debentures due 2069 (the “10.750% JSDs”), the 10.750% JSDs became the Covered Debt with respect to, and in accordance with, the terms of the RCC relating to MetLife, Inc.’s 6.40% Fixed-to-Floating Rate Junior Subordinated Debentures due 2066 (the “6.40% JSDs”). Pursuant to the terms of the RCCs relating to all junior subordinated debt securities other than the 6.40% JSDs, the 6.350% Subordinated Debt, as of its issuance date in March 2025, became Covered Debt under each such RCC, and the 5.700% Senior Notes were no longer Covered Debt under such RCCs. As the holders of the Covered Debt under such RCCs, the holders of the 6.350% Subordinated Debt terminated these RCCs. The 10.750% JSDs remain the Covered Debt with respect to, and in accordance with, the terms of the remaining RCC relating to the 6.40% JSDs. As part of the RCC relating to the 6.40% JSDs, MetLife, Inc. agreed that it will not repay, redeem, or purchase the securities on or before a date 10 years prior to the final maturity date of the 6.40% JSDs, unless, subject to certain limitations, it has received cash proceeds during a specified period from the sale of specified replacement securities. The RCC relating to the 6.40% JSDs will terminate upon the occurrence of certain events, including an acceleration of the 6.40% JSDs due to the occurrence of an event of default. The RCC relating to the 6.40% JSDs is not intended for the benefit of holders of the 6.40% JSDs and may not be enforced by them. As part of this RCC, MetLife, Inc. is required, during the six-month period prior to the applicable scheduled redemption date, to use commercially reasonable efforts to raise replacement capital to permit repayment of such securities through the issuance of certain qualifying capital securities.
Interest Expense
Interest expense on outstanding subordinated debt securities was $312 million, $261 million and $261 million for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in other expenses.
19. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows:

	December 31, 2025		December 31, 2024
Series	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Series A preferred stock	27,600,000	24,000,000	27,600,000	24,000,000
Series D preferred stock	500,000	500,000	500,000	500,000
Series E preferred stock	32,200	32,200	32,200	32,200
Series F preferred stock	40,000	40,000	40,000	40,000
Series G preferred stock	—	—	1,000,000	1,000,000
Series A Junior Participating Preferred Stock	10,000,000	—	10,000,000	—
Not designated	161,827,800	—	160,827,800	—
Total	200,000,000	24,572,200	200,000,000	25,572,200

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
The table below presents the dividend rates of MetLife, Inc.’s preferred stock outstanding at December 31, 2025:

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
MetLife, Inc. may, at its option, redeem the 5.625% Non-Cumulative Preferred Stock, Series E (the “Series E preferred stock”), in whole or in part, at any time or from time to time, at a redemption price equal to $25,000 per share of Series E preferred stock (equivalent to $25 per depositary share, each Series E depositary share representing a 1/1,000th interest in a share of the Series E preferred stock), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
MetLife, Inc. may, at its option, redeem the 4.75% Non-Cumulative Preferred Stock, Series F (the “Series F preferred stock”) in whole or in part, at any time or from time to time, at a redemption price equal to $25,000 per share of Series F preferred stock (equivalent to $25 per Series F depositary share, each Series F depositary share representing a 1/1,000th interest in a share of the Series F preferred stock), plus an amount equal to any dividends per share that have accrued but have not been declared and paid for the then-current dividend period to, but excluding, such redemption date.
A “rating agency event” means that any nationally recognized statistical rating organization that then publishes a rating for MetLife, Inc. amends, clarifies or changes the criteria used to assign equity credit to securities like the Series D preferred stock, Series E preferred stock or Series F preferred stock, which results in the lowering of the equity credit assigned to the security, or shortens the length of time that the security is assigned a particular level of equity credit. A “regulatory capital event” could occur as a result of a change or proposed change in laws, rules, regulations or regulatory standards, including capital adequacy rules (or the interpretation or application thereof) of the United States or any political subdivision thereof, including any capital regulator, including but not limited to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Insurance Office, the National Association of Insurance Commissioners (“NAIC”) or any state insurance regulator as may then have group-wide oversight of MetLife, Inc.’s regulatory capital, from those laws, rules, regulations or regulatory standards (or the interpretation or application thereof) in effect as of March 22, 2018, in the case of the Series D preferred stock, that would create a more than insubstantial risk, as determined by MetLife, Inc., that the security would not be treated as “Tier 1 capital” or as capital with attributes similar to those of Tier 1 capital, except that a “regulatory capital event” will not include a change or proposed change (or the interpretation or application thereof) that would result in the adoption of any criteria substantially the same as the criteria in the capital adequacy rules of the Federal Reserve Board applicable to bank holding companies as of March 22, 2018, in the case of the Series D preferred stock.
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Years Ended December 31,
	2025		2024		2023
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$1.394	$33	$1.659	$39	$1.577	$37
D	$58.750	29	$58.750	29	$58.750	29
E	$1,406.252	45	$1,406.252	45	$1,406.252	45
F	$1,187.500	48	$1,187.500	48	$1,187.500	48
G	$38.500	39	$38.500	39	$38.500	39
Total		$194		$200		$198

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Common Stock
Issuances
For the years ended December 31, 2025, 2024 and 2023, MetLife, Inc. issued 1,418,562 shares, 2,344,977 shares and 1,992,180 shares of its common stock for $41 million, $105 million and $110 million, respectively, in connection with stock option exercises and other stock-based awards. There were no shares of common stock issued from treasury stock for any of the years ended December 31, 2025, 2024 or 2023.
Repurchase Authorizations
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at December 31, 2025 (1)
	(In millions)
April 30, 2025	$3,000	$2,072
May 1, 2024	$3,000	$—
May 25, 2023	$1,000	$—
May 3, 2023	$3,000	$—
_________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at December 31, 2025 does not reflect the applicable excise tax payable.
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
For the years ended December 31, 2025, 2024 and 2023, MetLife, Inc. repurchased 35,295,854 shares, 43,955,023 shares and 50,269,483 shares of its common stock, respectively, through open market purchases for $2.9 billion, $3.2 billion, and $3.1 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
Dividends
For the years ended December 31, 2025, 2024 and 2023, MetLife, Inc. paid dividends on its common stock of $1.5 billion, $1.5 billion and $1.6 billion, respectively. The payment of dividends by MetLife, Inc. to its shareholders is subject to restrictions. See “— Dividend Restrictions — MetLife, Inc.”
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Stock-Based Compensation Plans
2025 Stock Plan and Predecessor Plans
The MetLife, Inc. 2025 Stock and Incentive Compensation Plan (the “2025 Stock Plan”) serves as the successor plan to the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”), which expired on January 1, 2025, and the MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), which was terminated by MetLife, Inc.’s Board of Directors effective December 31, 2024. Under the 2025 Stock Plan, MetLife, Inc. may grant awards to employees, non-management directors and agents in the form of Stock Options, Stock Appreciation Rights, Performance Shares, Performance Units, Restricted Stock, Restricted Stock Units, Cash-Based Awards and Stock-Based Awards (each, as defined in the 2025 Stock Plan) with reference to shares of MetLife, Inc.’s common stock (“Shares”), as applicable. During 2025, MetLife, Inc. granted all awards to employees, non-management directors and agents under the 2025 Stock Plan.
At December 31, 2025, awards were outstanding under the 2025 Stock Plan and the 2015 Stock Plan (related to grants made prior to its expiration). No awards were outstanding under the 2015 Director Stock Plan at December 31, 2025, since MetLife, Inc. only issued fully-vested Shares to non-management directors during the term of this plan.
The aggregate number of Shares available for issuance under the 2025 Stock Plan at December 31, 2025 was 21,489,793.
The aggregate number of Shares that remain subject to outstanding stock awards previously granted under the 2015 Stock Plan at December 31, 2025 was 5,475,798.
Awards granted under the 2025 Stock Plan, the 2015 Stock Plan, the 2015 Director Stock Plan, the MetLife, Inc. 2005 Stock and Incentive Compensation Plan, and the MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, and earlier plans that have become payable in Shares, but the issuance of which has been deferred (“Deferred Shares”) equaled 894,394 Shares at December 31, 2025.
Compensation Expense Related to Stock-Based Compensation
MetLife, Inc. recognizes compensation expense related to each award under the 2025 Stock Plan and the 2015 Stock Plan in one of the following ways:
•For cash-settled awards (referred to herein as “Phantom Stock-Based Awards”), MetLife remeasures the compensation expense quarterly.
•For stock-settled awards (referred to herein as “Stock-Based Awards”) granted to non-management Directors, MetLife recognizes an expense based on the number of Shares awarded and the Share price on the grant date.
•For other Stock-Based Awards, MetLife recognizes an expense based on the number of awards it expects to vest, which represents the awards granted less expected forfeitures over the life of the award, as estimated at the date of grant.
The components of compensation expense related to stock-based compensation include:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Stock Options and Unit Options (1)	$2	$7	$7
Performance Shares and Performance Units (2)	53	87	98
Restricted Stock Units and Restricted Units	76	74	66
Total compensation expense	$131	$168	$171
Income tax benefit	$28	$35	$36
__________________
(1)Although Stock Options and Unit Options may be granted under the 2025 Stock Plan, the Company ceased granting Stock Options and Unit Options for periods after 2024.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
(2)The Company may further adjust the number of Performance Shares and Performance Units it expects to vest, and the related compensation expense, if management changes its estimate of the most likely final performance factor.
The following table presents the total unrecognized compensation expense related to Stock-Based Awards and the expected weighted average period over which these expenses will be recognized at:

	December 31, 2025
	Expense	Weighted Average Period
	(In millions)	(Years)
Stock Options	$1	1.05
Performance Shares	$25	1.70
Restricted Stock Units	$55	2.24
Equity Awards (Stock-Based Awards)
Stock Options
Stock Options are the contingent right of awardholders to purchase Shares at the applicable exercise price for a limited time. All Stock Options have an exercise price equal to the closing price of a Share reported on the New York Stock Exchange (“NYSE”) on the date of grant and have a maximum term of 10 years. The majority of Stock Options that MetLife, Inc. has granted have become or will become exercisable at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Stock Options have become or will become exercisable on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
Stock Option Activity
A summary of the activity related to Stock Options was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
			(Years)	(In millions)
Outstanding at January 1, 2025	2,994,371	$55.79	5.51	$78
Granted (2)	—	$—
Exercised (3)	(300,422)	$45.71
Expired (4)	(4,182)	$71.73
Forfeited (5)	(7,154)	$69.91
Outstanding at December 31, 2025	2,682,613	$56.85	4.76	$59
Vested and expected to vest at December 31, 2025	2,680,975	$56.84	4.76	$59
Exercisable at December 31, 2025	2,313,107	$54.75	4.26	$56
__________________
(1)The aggregate intrinsic value of all outstanding Stock Options is computed using the closing Share price on December 31, 2025 of $78.94 and December 31, 2024 of $81.88, as applicable.
(2)The Company ceased granting Stock Options for periods after 2024.
(3)The intrinsic value of each Stock Option is the closing price on a particular date less the exercise price of the Stock Option, provided the difference is greater than zero.
(4)Expired Stock Options were exercisable, but unexercised, as of their expiration date.
(5)Forfeited awards were either (a) unvested at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.

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
The following table presents the weighted average assumptions used to estimate the fair value of the unexercised Stock Options using the binomial lattice model. The Company ceased granting Stock Options for periods after 2024.

	Years Ended December 31,
	2024	2023
Dividend yield	3.01%	2.79%
Risk-free rate of return	5.03% - 4.22%	5.02% - 3.47%
Expected volatility	26.36%	25.73%
Exercise multiple	1.45	1.45
Post-vesting termination rate	3.33%	3.47%
Contractual term (years)	10	10
Expected life (years)	6	6
Weighted average exercise price of stock options granted	$69.16	$71.73
Weighted average fair value of stock options granted	$17.13	$17.56
The following table presents a summary of Stock Option exercise activity:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Total intrinsic value of stock options exercised	$10	$25	$6
Cash received from exercise of stock options	$14	$40	$11
Income tax benefit realized from stock options exercised	$2	$5	$1

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
For awards granted for the 2019 – 2021 and later performance periods in progress through December 31, 2025, the vested Performance Shares will be multiplied by a performance factor of 0% to 175% that the MetLife, Inc. Compensation Committee will determine by (a) the Company’s annual adjusted return on equity performance over the three-year period compared to the Company’s three-year business plan goal; (b) the Company’s total shareholder return over the same three-year period compared to a peer group of companies; and (c) a cap of 100% if the Company’s total shareholder return for the three-year period is zero or less. Per the terms of the award, the Compensation Committee will exclude the impact of a “Significant Event” from the Company’s adjusted return on equity or the business plan goal, to the extent the Committee determines in its informed judgment that the event changed the adjusted return on equity performance result by one percent or more. “Significant Events” include accounting changes, business combinations, restructuring, nonrecurring tax events, common share issuance or repurchases, catastrophes, litigation and regulatory settlements, asbestos and environmental events, certain specified classes of non-coupon investments, and other significant nonrecurring, infrequent, or unusual items.
The performance factor for the 2022 - 2024 performance period was 114.3%.
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
Performance Share and Restricted Stock Unit Activity
The following table presents a summary of Performance Share and Restricted Stock Unit activity:

	Performance Shares		Restricted Stock Units
	Shares	Weighted Average Fair Value (1)	Units	Weighted Average Fair Value (1)
Outstanding at January 1, 2025	2,754,817	$63.80	1,811,591	$63.72
Granted	884,619	$75.55	1,218,471	$74.55
Forfeited (2)	(58,594)	$67.11	(71,984)	$68.52
Payable (3)	(873,665)	$62.83	(815,112)	$63.77
Outstanding at December 31, 2025	2,707,177	$67.88	2,142,966	$69.70
Vested and expected to vest at December 31, 2025	2,673,938	$67.84	2,082,439	$69.65
__________________
(1)Values for awards outstanding at January 1, 2025, represent weighted average number of awards multiplied by their fair value per Share at December 31, 2024. Otherwise, all values represent weighted average of number of awards multiplied by the fair value per Share at December 31, 2025. Fair value of Performance Shares and Restricted Stock Units on December 31, 2025 was equal to Grant Date fair value.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
(2)Forfeited awards were either (a) unvested at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause as defined in the terms of the awards.
(3)Includes both Shares paid and Deferred Shares.
Performance Share amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2025, the performance period for the 2023 - 2025 Performance Share grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 906,696 outstanding Performance Shares to which the 2023 - 2025 performance factor will be applied.
Liability Awards (Phantom Stock-Based Awards)
Certain MetLife subsidiaries have a liability for Phantom Stock-Based Awards in the form of Unit Options, Performance Units, and/or Restricted Units. These Share-based cash-settled awards are recorded as liabilities until MetLife makes payment. The fair value of unsettled or unvested liability awards is re-measured at the end of each reporting period based on the change in fair value of one Share. The liability and corresponding expense are adjusted accordingly until the awards are settled.
Unit Options
Unit Options are the contingent right of awardholders to receive for a limited time a cash payment equal to the closing price of a Share on the exercise date, less the applicable exercise price provided the difference is greater than zero. All Unit Options have an exercise price equal to the closing price of a Share reported on the NYSE on the date of grant and have a maximum term of 10 years. The majority of Unit Options have become or will become eligible for exercise at a rate of one-third of each award on each of the first three anniversaries of the grant date. Other Unit Options have become or will become eligible for exercise on the third anniversary of the grant date. Vesting is subject to continued service, except for employees who meet specified age and service criteria and in certain other limited circumstances.
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
See “— Equity Awards (Stock-Based Awards) — Performance Shares” for a discussion of the Performance Shares vesting period and performance factor calculation, which are also used for Performance Units.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Phantom Stock-Based Award Activity
The following table presents a summary of Phantom Stock-Based Awards activity:

	Unit Options	Performance Units	Restricted Units
Outstanding at January 1, 2025	40,738	346,261	398,950
Granted (1)	—	110,213	278,436
Exercised	—	(102,582)	(193,941)
Expired (2)	—	—	—
Forfeited (3)	—	(9,323)	(13,633)
Paid	—	—	—
Outstanding at December 31, 2025	40,738	344,569	469,812
Vested and expected to vest at December 31, 2025	40,562	338,221	452,990
__________________
(1)The Company ceased granting Unit Options for periods after 2024.
(2)Expired Unit Options were exercisable, but unexercised, as of their expiration date.
(3)Forfeited awards were either (a) unvested or unexercisable at the end of the awardholder’s employment, where the awardholder did not meet the criteria for post-employment award continuation; or (b) held by awardholders the Company terminated from employment for cause, as defined in the terms of the awards.
Performance Unit amounts above represent aggregate awards at target, and do not reflect potential increases or decreases that may result from the performance factor. At December 31, 2025, the performance period for the 2023 - 2025 Performance Unit grants was completed, but the performance factor had not yet been determined. Included in the immediately preceding table are 107,041 outstanding Performance Units to which the 2023 - 2025 performance factor will be applied.
Statutory Equity and Income
The states of domicile of MetLife, Inc.’s U.S. insurance subsidiaries each impose risk-based capital (“RBC”) requirements that were developed by the NAIC. American Life does not write business in Delaware or any other U.S. state and, as such, is exempt from RBC requirements by Delaware law. Regulatory compliance is determined by a ratio of a company’s total adjusted capital, calculated in the manner prescribed by the NAIC (“TAC”), to its authorized control level RBC, calculated in the manner prescribed by the NAIC (“authorized control level RBC”), based on the statutory-based financial statements. Companies below specific trigger levels or ratios are classified by their respective levels, each of which requires specified corrective action. The minimum level of TAC before corrective action commences is twice authorized control level RBC (“Company Action Level RBC”). While not required by or filed with insurance regulators, the Company also calculates an internally defined combined RBC ratio (“Statement-Based Combined RBC Ratio”), which is determined by dividing the sum of TAC for MetLife, Inc.’s principal U.S. insurance subsidiaries, excluding American Life, by the sum of Company Action Level RBC for such subsidiaries. The Company’s Statement-Based Combined RBC Ratio was in excess of 350% and in excess of 360% at December 31, 2025 and 2024, respectively. In addition, all non-exempted U.S. insurance subsidiaries individually exceeded Company Action Level RBC for all periods presented.
MetLife, Inc.’s foreign insurance operations are regulated by applicable authorities of the jurisdictions in which each entity operates and are subject to minimum capital and solvency requirements in those jurisdictions before corrective action commences. At both December 31, 2025 and 2024, the adjusted capital of American Life’s insurance subsidiary in Japan, the Company’s largest foreign insurance operation, was in excess of three times the 200% solvency margin ratio that would require corrective action. Excluding Japan, the aggregate required and actual capital and surplus of the Company’s other foreign insurance operations was $3.8 billion and $10.5 billion, respectively, as of the date of the most recent fiscal year-end capital adequacy calculation for each jurisdiction, exceeding the respective minimum capital and solvency requirements.

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
New York has adopted certain prescribed accounting practices, primarily consisting of the continuous Commissioners’ Annuity Reserve Valuation Method, which impacts deferred annuities, and the New York Special Considerations Letter, which mandates certain assumptions in asset adequacy testing. The collective impact of these prescribed accounting practices decreased the statutory capital and surplus of MLIC by $1.2 billion and $1.5 billion at December 31, 2025 and 2024, respectively, compared to what capital and surplus would have been had it been measured under NAIC guidance.
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
Statutory net income (loss) was as follows:

		Years Ended December 31,
Company	State of Domicile	2025	2024	2023
		(In millions)
MLIC	New York	$1,189	$2,457	$3,407
American Life	Delaware	$2,251	$365	$767
Metropolitan Tower Life Insurance Company (“MTL”)	Nebraska	$528	$361	$411
Other	Various	$32	$65	$53
Statutory capital and surplus was as follows at:

	December 31,
Company	2025	2024
	(In millions)
MLIC	$8,623	$9,787
American Life	$7,391	$7,555
MTL	$2,242	$2,247
Other	$342	$347
The Company’s U.S. captive life reinsurance subsidiaries, which reinsure risks including the closed block, level premium term life and ULSG assumed from other MetLife subsidiaries, have no state prescribed accounting practices, except for MRV.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
MRV, with the explicit permission of the Commissioner of Insurance of the State of Vermont, has included, as admitted assets, the value of letters of credit serving as collateral for reinsurance credit taken by various affiliated cedants, in connection with reinsurance agreements entered into between MRV and the various affiliated cedants, which resulted in higher statutory capital and surplus of $2.0 billion at both December 31, 2025 and 2024. MRV’s RBC would have triggered a regulatory event without the use of the state prescribed practice.
The combined statutory net income (loss) of MetLife, Inc.’s U.S. captive life reinsurance subsidiaries was $119 million, $92 million and $63 million for the years ended December 2025, 2024 and 2023, respectively, and the combined statutory capital and surplus, reflecting the aforementioned prescribed accounting practice, was $602 million and $655 million at December 31, 2025 and 2024, respectively.
Dividend Restrictions
Insurance Operations
The table below sets forth the dividends permitted to be paid by MetLife, Inc.’s primary insurance subsidiaries without insurance regulatory approval and the actual dividends paid:

	2026	2025	2024
Company	Permitted Without Approval (1)	Paid (2)	Paid (2)
	(In millions)
MLIC	$2,121	$2,332	$3,476
American Life	$2,219	$400	$1,485
MTL	$547	$760	$373
__________________
(1)Reflects dividend amounts that may be paid by the end of 2026 without prior regulatory approval.
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
MetLife, Inc.
The declaration and payment of dividends are subject to the discretion of MetLife, Inc.’s Board of Directors and will depend on its financial condition, results of operations, cash requirements, future prospects, regulatory restrictions on the payment of dividends by MetLife, Inc.’s insurance subsidiaries and other factors deemed relevant by the Board of Directors. In addition, the payment of dividends on MetLife, Inc.’s common stock, and MetLife, Inc.’s ability to repurchase its common stock, may be subject to restrictions described below arising under the terms of MetLife, Inc.’s Series A preferred stock and its junior subordinated debt securities in situations where MetLife, Inc. may be experiencing financial stress, as described below.
“Dividend Stopper” Provisions in the Preferred Stock and Subordinated Debt Securities
If MetLife, Inc. has not paid the full dividends on its preferred stock for the latest completed dividend period, MetLife, Inc. may not repurchase or pay dividends on instruments junior to those instruments, including its common stock, during a dividend period under so-called “dividend stopper” provisions. Further, MetLife, Inc.’s Series A preferred stock and its junior subordinated debt securities contain provisions that would suspend the payment of preferred stock dividends and interest on the junior subordinated debt securities if MetLife, Inc. fails to meet certain RBC ratio, net income and stockholders’ equity tests at specified times, except to the extent of the net proceeds from the issuance of certain securities during specified periods. If Series A preferred stock dividends or interest on subordinated debt securities, including the 6.350% Subordinated Debt, are not paid, certain provisions in those instruments (including under “dividend stopper” provisions) may restrict MetLife, Inc. from repurchasing its common or preferred stock or paying dividends on its common or preferred stock and interest on its junior subordinated debt securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
The subordinated debt securities further provide that MetLife, Inc. may, at its option and provided that certain conditions are met, defer payment of interest without giving rise to an event of default for periods of up to 10 years, with respect to the junior subordinated debt securities and five years with respect to the 6.350% Subordinated Debt. In the case of the junior subordinated debt securities, after five years MetLife, Inc. would be obligated to use commercially reasonable efforts to sell equity securities to raise proceeds to pay the interest. MetLife, Inc. would not be subject to limitations on the number of deferral periods that MetLife, Inc. could begin, so long as all accrued and unpaid interest is paid with respect to prior deferral periods. If MetLife, Inc. were to defer payments of interest, the “dividend stopper” provisions in the subordinated debt securities would thus prevent MetLife, Inc. from repurchasing or paying dividends on its common stock or other capital stock (including the preferred stock) during the period of deferral, subject to exceptions.
MetLife, Inc. is a party to an RCC which limits its ability to eliminate these restrictions on the 6.40% JSDs through the repayment, redemption or purchase of the 6.40% JSDs by requiring MetLife, Inc., with some limitations, to receive cash proceeds during a specified period from the sale of specified replacement securities prior to any repayment, redemption or purchase. See Note 18 for a description of such RCC.
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument-Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2022	$(22,646)	$1,557	$6,115	$107	$(6,377)	$(1,377)	$(22,621)
OCI before reclassifications	7,820	(1,106)	(4,361)	(102)	296	(207)	2,340
Deferred income tax benefit (expense)	(1,666)	267	904	22	(77)	45	(505)
AOCI before reclassifications, net of income tax	(16,492)	718	2,658	27	(6,158)	(1,539)	(20,786)
Amounts reclassified from AOCI	2,523	(705)	—	—	—	119	1,937
Deferred income tax benefit (expense)	(537)	170	—	—	—	(26)	(393)
Amounts reclassified from AOCI, net of income tax	1,986	(535)	—	—	—	93	1,544
Balance at December 31, 2023	(14,506)	183	2,658	27	(6,158)	(1,446)	(19,242)
OCI before reclassifications	(7,280)	(549)	4,997	(124)	(858)	(123)	(3,937)
Deferred income tax benefit (expense)	1,809	144	(1,126)	26	(154)	31	730
AOCI before reclassifications, net of income tax	(19,977)	(222)	6,529	(71)	(7,170)	(1,538)	(22,449)
Amounts reclassified from AOCI	752	760	—	—	—	128	1,640
Deferred income tax benefit (expense)	(177)	(168)	—	—	—	(32)	(377)
Amounts reclassified from AOCI, net of income tax	575	592	—	—	—	96	1,263
Balance at December 31, 2024	(19,402)	370	6,529	(71)	(7,170)	(1,442)	(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	4,164	(1,095)	2,021	(31)	952	(34)	5,977
Deferred income tax benefit (expense)	(836)	225	(535)	5	(45)	9	(1,177)
AOCI before reclassifications, net of income tax	(16,004)	(500)	6,871	(97)	(6,263)	(1,467)	(17,460)
Amounts reclassified from AOCI	495	(1,366)	—	—	—	97	(774)
Deferred income tax benefit (expense)	(105)	278	—	—	—	(23)	150
Amounts reclassified from AOCI, net of income tax	390	(1,088)	—	—	—	74	(624)
Balance at December 31, 2025	$(15,614)	$(1,588)	$6,871	$(97)	$(6,263)	$(1,393)	$(18,084)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
19. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Years Ended December 31,
	2025	2024	2023
AOCI Components	Amounts Reclassified from AOCI			Consolidated Statements of Operations Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(554)	$(784)	$(2,620)	Net investment gains (losses)
Unrealized investment gains (losses)	(11)	2	8	Net investment income
Unrealized investment gains (losses)	70	30	89	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(495)	(752)	(2,523)
Income tax (expense) benefit	105	177	537
Unrealized investment gains (losses), net of income tax	(390)	(575)	(1,986)
Deferred gains (losses) on derivatives — cash flow hedges:
Interest rate derivatives	29	33	50	Net investment income
Interest rate derivatives	(21)	(5)	90	Net investment gains (losses)
Foreign currency exchange rate derivatives	5	4	4	Net investment income
Foreign currency exchange rate derivatives	1,352	(794)	558	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	2	Other expenses
Credit derivatives	1	1	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	1,366	(760)	705
Income tax (expense) benefit	(278)	168	(170)
Gains (losses) on cash flow hedges, net of income tax	1,088	(592)	535
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(108)	(139)	(130)
Amortization of prior service (costs) credit	11	11	11
Amortization of defined benefit plan items, before income tax	(97)	(128)	(119)
Income tax (expense) benefit	23	32	26
Amortization of defined benefit plan items, net of income tax	(74)	(96)	(93)
Total reclassifications, net of income tax	$624	$(1,263)	$(1,544)
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 21.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Vision fee for service arrangements	$561	$536	$598
Prepaid legal plans	637	572	516
Institutional Client asset management fees (1)	369	301	316
ASO contracts	295	273	259
Recordkeeping and administrative services (2)	142	151	150
Other revenue related to service contracts from customers (1) (3)	432	412	390
Total revenues related to service contracts from customers	2,436	2,245	2,229
Other	391	356	297
Total other revenues	$2,827	$2,601	$2,526
__________________
(1)As a result of the Strategic Reorganization, the presentation of the components of other revenues was revised to report MIM segment Institutional Client asset management fees herein and, as a result, $93 million and $92 million of revenue for the years ended December 31, 2024 and 2023, respectively, were reclassified to other revenue related to service contracts from customers.
(2)Related to products and businesses no longer actively marketed by the Company.
(3)Includes $48 million, $48 million and $50 million for the years ended December 31, 2025, 2024 and 2023, respectively, for asset management fees from management of general account equity method investments. See Note 25 for additional related party transactions.
Receivables for revenues related to service contracts from customers were $272 million and $238 million at December 31, 2025 and 2024, respectively.
Other Expenses
Information on other expenses was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$2,114	$2,021	$1,926
Interest expense on debt	1,061	1,037	1,045
Direct:
Employee-related costs (1)	3,834	3,697	3,626
Third party staffing costs	1,603	1,547	1,477
General and administrative expenses	560	481	828
Commissions and other variable expenses	6,791	6,018	5,819
Capitalization of DAC	(3,219)	(2,833)	(2,917)
Premium taxes, other taxes, and licenses & fees	837	783	660
Pension, postretirement and postemployment benefit costs	279	266	246
Total other expenses	$13,860	$13,017	$12,710
__________________

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
20. Other Revenues and Other Expenses (continued)
(1)Includes ($173) million, ($139) million and ($140) million for the years ended December 31, 2025, 2024 and 2023, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The benefit obligations, funded status and net periodic benefit costs related to these pension and other postretirement benefits were comprised of the following:

	December 31, 2025						December 31, 2024
	Pension Benefits			Other Postretirement Benefits			Pension Benefits			Other Postretirement Benefits
	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total	U.S. Plans	Non- U.S. Plans	Total
	(In millions)
Benefit obligations	$8,440	$732	$9,172	$736	$45	$781	$8,320	$757	$9,077	$693	$37	$730
Estimated fair value of plan assets	7,553	490	8,043	624	26	650	7,370	466	7,836	1,302	27	1,329
Over (under) funded status	$(887)	$(242)	$(1,129)	$(112)	$(19)	$(131)	$(950)	$(291)	$(1,241)	$609	$(10)	$599
Net periodic benefit costs	$289	$52	$341	$(47)	$7	$(40)	$257	$60	$317	$(43)	$3	$(40)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Obligations and Funded Status

	December 31,
	2025		2024
	Pension Benefits (1)	Other Postretirement Benefits	Pension Benefits (1)	Other Postretirement Benefits
	(In millions)
Change in benefit obligations:
Benefit obligations at January 1,	$9,077	$730	$9,498	$765
Service costs	148	3	156	3
Interest costs	479	43	460	40
Plan participants’ contributions	—	27	—	29
Plan amendments	—	—	3	—
Net actuarial (gains) losses (2)	158	61	(281)	(16)
Acquisition, divestitures, settlements and curtailments	(39)	(6)	(36)	(2)
Benefits paid	(660)	(81)	(638)	(83)
Effect of foreign currency translation	9	4	(85)	(6)
Benefit obligations at December 31,	9,172	781	9,077	730
Change in plan assets:
Estimated fair value of plan assets at January 1,	7,836	1,329	8,270	1,334
Actual return on plan assets	611	46	39	59
Acquisition, divestitures and settlements	(39)	(6)	(36)	(2)
Plan participants’ contributions	—	26	—	29
Employer contributions (3)	289	(665)	256	(5)
Benefits paid	(660)	(81)	(638)	(83)
Effect of foreign currency translation	6	1	(55)	(3)
Estimated fair value of plan assets at December 31,	8,043	650	7,836	1,329
Over (under) funded status at December 31,	$(1,129)	$(131)	$(1,241)	$599
Amounts recognized on the consolidated balance sheets:
Other assets	$239	$126	$132	$907
Other liabilities	(1,368)	(257)	(1,373)	(308)
Net amount recognized	$(1,129)	$(131)	$(1,241)	$599
AOCI:
Net actuarial (gains) losses	$2,154	$(400)	$2,331	$(502)
Prior service costs (credit)	—	—	(11)	—
AOCI, before income tax	$2,154	$(400)	$2,320	$(502)
Accumulated benefit obligation	$9,066	N/A	$8,969	N/A
__________________
(1)Includes nonqualified unfunded plans, for which the aggregate PBO was $1.0 billion at both December 31, 2025 and 2024.
(2)For the year ended December 31, 2025, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of $93 million and $38 million, respectively, demographic assumptions of $4 million and ($2) million, respectively, and plan experience of $61 million and $25 million, respectively. For the year ended December 31, 2024, significant sources of actuarial (gains) losses for pension and other postretirement benefits include the impact of changes to the financial assumptions of ($386) million and ($15) million, respectively, demographic assumptions of ($2) million and $0, respectively, and plan experience of $107 million and ($1) million, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
(3)The Company contributes to a voluntary employee benefit association trust to fund certain U.S. retiree health and welfare benefit obligations (the “Retiree VEBA”). In order to repurpose the over-funded portion of the Retiree VEBA, the Company amended the Retiree VEBA on April 1, 2025 to create a sub-trust using the surplus. The assets of the sub-trust may be used to pay the medical benefits for pre-Medicare eligible retirees, as well as the medical and dental benefits for active employees. To the extent the sub-trust was used to fund the medical and dental expenses for active employees during 2025, such segregation of assets is reported as a negative employer contribution in the change in other postretirement benefit plan assets.
Information regarding pension plans and other postretirement benefit plans with PBOs and/or accumulated benefit obligations (“ABO”) or APBO in excess of plan assets was as follows at:

	December 31,
	2025	2024	2025	2024	2025	2024
	PBO Exceeds Estimated Fair Value of Plan Assets		ABO Exceeds Estimated Fair Value of Plan Assets		APBO Exceeds Estimated Fair Value of Plan Assets
	(In millions)
PBO	$1,391	$1,388	$1,370	$1,376	N/A	N/A
ABO	$1,332	$1,337	$1,330	$1,337	N/A	N/A
APBO	N/A	N/A	N/A	N/A	$565	$549
Estimated fair value of plan assets	$20	$12	$4	$2	$314	$244

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Net Periodic Benefit Costs
The components of net periodic benefit costs and other changes in plan assets and benefit obligations recognized in OCI were as follows:

	Years Ended December 31,
	2025		2024		2023
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Net periodic benefit costs:
Service costs	$148	$3	$156	$3	$143	$3
Interest costs	479	43	460	40	474	43
Settlement and curtailment (gains) losses	3	3	5	1	6	—
Expected return on plan assets	(442)	(33)	(460)	(56)	(480)	(54)
Amortization of net actuarial (gains) losses	164	(56)	167	(28)	159	(30)
Amortization of prior service costs (credit)	(11)	—	(11)	—	(11)	—
Total net periodic benefit costs (credit)	341	(40)	317	(40)	291	(38)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gains) losses	(12)	48	141	(20)	250	(41)
Prior service costs (credit)	—	—	3	—	—	—
Amortization of net actuarial gains (losses)	(164)	56	(167)	28	(159)	30
Amortization of prior service (costs) credit	11	—	11	—	11	—
Settlement and curtailment (gains) losses	(3)	(3)	(5)	(1)	(6)	—
Exchange rate changes	2	1	2	—	(2)	—
Total recognized in OCI	(166)	102	(15)	7	94	(11)
Total recognized in net periodic benefit costs and OCI	$175	$62	$302	$(33)	$385	$(49)

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Assumptions
Assumptions used in determining benefit obligations for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
December 31, 2025
Weighted average discount rate	5.50%			5.60%
Weighted average interest crediting rate	4.32%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
December 31, 2024
Weighted average discount rate	5.70%			5.80%
Weighted average interest crediting rate	4.31%			N/A
Rate of compensation increase	2.50%	-	8.00%	N/A
Assumptions used in determining net periodic benefit costs for the U.S. plans were as follows:

	Pension Benefits			Other Postretirement Benefits
Year Ended December 31, 2025
Weighted average discount rate	5.70%			5.77%
Weighted average interest crediting rate	4.31%			N/A
Weighted average expected rate of return on plan assets	6.00%			4.46%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2024
Weighted average discount rate	5.25%			5.35%
Weighted average interest crediting rate	4.30%			N/A
Weighted average expected rate of return on plan assets	6.00%			4.25%
Rate of compensation increase	2.50%	-	8.00%	N/A
Year Ended December 31, 2023
Weighted average discount rate	5.60%			5.70%
Weighted average interest crediting rate	4.00%			N/A
Weighted average expected rate of return on plan assets	6.25%			4.25%
Rate of compensation increase	2.50%	-	8.00%	N/A
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
The weighted average expected rate of return on plan assets for 2026 is currently anticipated to be 6.00% for U.S. pension benefits and 4.70% for U.S. other postretirement benefits.
The weighted average interest crediting rate is determined annually based on the plan selected rate, long-term financial forecasts of that rate and the demographics of the plan participants.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The assumed healthcare costs trend rates used in measuring the APBO and net periodic benefit costs were as follows:

	December 31,
	2025		2024
	Before Age 65	Age 65 and older	Before Age 65	Age 65 and older
Following year	7.7%	18.8%	6.1%	8.3%
Ultimate rate to which cost increase is assumed to decline	3.7%	4.4%	3.7%	4.5%
Year in which the ultimate trend rate is reached	2073	2104	2074	2089
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The table below summarizes the actual weighted average allocation of the estimated fair value of total plan assets by asset class at December 31 for the years indicated and the approved target allocation by major asset class at December 31, 2025 for the Invested Plans:

	December 31,
	2025				2024
	U.S. Pension Benefits		U.S. Other Postretirement Benefits (1)		U.S. Pension Benefits	U.S. Other Postretirement Benefits (1)
	Target	Actual Allocation	Target	Actual Allocation	Actual Allocation	Actual Allocation
Asset Class
Fixed maturity securities AFS	85%	84%	91%	93%	83%	94%
Equity securities (2)	7%	7%	9%	7%	7%	6%
Alternative securities (3)	8%	9%	—%	—%	10%	—%
Total assets		100%		100%	100%	100%
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
The pension and other postretirement plan assets measured at estimated fair value on a recurring basis and their corresponding placement in the fair value hierarchy are summarized as follows:

	December 31, 2025
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$2,838	$64	$2,902	$—	$163	$—	$163
U.S. government bonds	1,805	38	—	1,843	87	7	—	94
Foreign bonds	—	635	—	635	—	23	—	23
Federal agencies	—	26	—	26	—	1	—	1
Municipals	—	75	—	75	—	2	—	2
Short-term investments	—	112	—	112	27	238	—	265
Other (1)	241	864	5	1,110	39	32	—	71
Total fixed maturity securities AFS	2,046	4,588	69	6,703	153	466	—	619
Equity securities	526	88	8	622	30	—	—	30
Other investments	30	8	676	714	1	—	—	1
Derivative assets	3	1	—	4	—	—	—	—
Total assets	$2,605	$4,685	$753	$8,043	$184	$466	$—	$650

	December 31, 2024
	Pension Benefits				Other Postretirement Benefits
	Fair Value Hierarchy				Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
Corporate	$—	$3,025	$56	$3,081	$—	$175	$—	$175
U.S. government bonds	1,693	30	—	1,723	102	7	—	109
Foreign bonds	—	729	2	731	—	38	—	38
Federal agencies	96	83	—	179	1	1	—	2
Municipals	—	79	—	79	—	5	—	5
Short-term investments	2	168	—	170	469	406	—	875
Other (1)	173	271	2	446	10	56	—	66
Total fixed maturity securities AFS	1,964	4,385	60	6,409	582	688	—	1,270
Equity securities	489	198	8	695	58	—	—	58
Other investments	42	5	680	727	1	—	—	1
Derivative assets	4	1	—	5	—	—	—	—
Total assets	$2,499	$4,589	$748	$7,836	$641	$688	$—	$1,329
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
A rollforward of all pension and other postretirement benefit plan assets measured at estimated fair value on a recurring basis using significant unobservable (Level 3) inputs was as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS:
	Foreign Bonds	Corporate	Other	Equity Securities	Other Investments
	(In millions)
Balance, January 1, 2024	$2	$54	$8	$12	$828
Realized gains (losses)	—	—	—	—	—
Unrealized gains (losses)	—	(2)	(1)	—	(24)
Purchases, sales, issuances and settlements, net	—	16	(4)	(4)	(124)
Transfers into and/or out of Level 3	—	(12)	(1)	—	—
Balance, December 31, 2024	2	56	2	8	680
Realized gains (losses)	—	—	—	—	1
Unrealized gains (losses)	(2)	5	(1)	—	(19)
Purchases, sales, issuances and settlements, net	—	3	1	—	14
Transfers into and/or out of Level 3	—	—	3	—	—
Balance, December 31, 2025	$—	$64	$5	$8	$676
Expected Future Contributions and Benefit Payments
It is the subsidiaries’ practice to make contributions to the U.S. qualified pension plan to comply with minimum funding requirements of ERISA and to ensure that the plan assets continue to be sufficient to meet plan liabilities. In accordance with such practice, a discretionary contribution of $175 million is expected to be paid to the qualified pension plan in 2026. No contributions are expected to be required in 2026 to meet the minimum funding requirements of ERISA. For information on employer contributions, see “— Obligations and Funded Status.”
Benefit payments due under the U.S. nonqualified pension plans are primarily funded from the subsidiaries’ general assets as they become due under the provisions of the plans, and therefore benefit payments equal employer contributions. The U.S. subsidiaries expect to make contributions of $79 million to fund the benefit payments in 2026.
Postretirement benefits are either: (i) not vested under law; (ii) a non-funded obligation of the subsidiaries; or (iii) both. Current regulations do not require funding for these benefits. The subsidiaries use their general assets, net of participant’s contributions, to pay postretirement medical claims as they come due. As permitted under the terms of the governing trust document, the subsidiaries may be reimbursed from plan assets for postretirement medical claims paid from their general assets. The U.S. subsidiaries expect to make contributions of $19 million towards benefit obligations in 2026 to pay postretirement medical claims.
Gross benefit payments for the next 10 years, which reflect expected future service where appropriate, are expected to be as follows:

	Pension Benefits	Other Postretirement Benefits
	(In millions)
2026	$722	$65
2027	$733	$65
2028	$748	$65
2029	$774	$64
2030	$751	$62
2031-2035	$3,714	$285

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
21. Employee Benefit Plans (continued)
Defined Contribution Plans
Certain subsidiaries sponsor defined contribution plans under which a portion of employee contributions are matched. These subsidiaries contributed $90 million for each of the years ended December 31, 2025, 2024 and 2023.
22. Income Tax
The Company’s provision for income tax was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Current:
U.S. federal	$179	$707	$381
U.S. state and local	80	90	46
Non-U.S.	992	1,147	1,240
Subtotal	1,251	1,944	1,667
Deferred:
U.S. federal	(89)	(56)	(591)
U.S. state and local	(3)	—	(4)
Non-U.S.	99	(710)	(512)
Subtotal	7	(766)	(1,107)
Provision for income tax expense (benefit)	$1,258	$1,178	$560
The Company’s income (loss) before income tax expense (benefit) was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Income (loss):
U.S.	$599	$3,955	$(95)
Non-U.S.	4,062	1,667	2,257
Total	$4,661	$5,622	$2,162

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
The table below presents the reconciliation of the income tax provision at the U.S. statutory rate to the provision for income tax as reported. See Note 1 for further information on the ASU recently adopted on a prospective basis by the Company.

	Year Ended December 31,
	2025
	Amount	% Income (Loss)
	(Dollars in millions)
Income (loss) before provision for income tax	$4,661
Tax provision at U.S. statutory rate	979	21.0%
U.S. state and local, net of U.S. federal (1)	55	1.2%
Foreign tax effects:
Japan
Statutory tax rate difference between Japan & U.S.	126	2.7%
Other	43	0.9%
Mexico
Statutory tax rate difference between Mexico & U.S.	67	1.4%
Other	(9)	(0.2)%
Other foreign jurisdictions	19	0.4%
Effects of cross border tax laws	66	1.4%
Tax credits	(53)	(1.1)%
Nontaxable or nondeductible items
Tax-exempt income	(79)	(1.7)%
Other	(1)	—%
Changes in unrecognized tax benefits	(13)	(0.3)%
Other adjustments
Prior period adjustments	87	1.9%
Other	(29)	(0.6)%
Provision for income tax expense (benefit) and effective tax rate	$1,258	27.0%
__________________
(1)State and local taxes in New York and New York City made up the majority (greater than 50%) of the tax effect in this category.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)

	Years Ended December 31,
	2024	2023
	(In millions)
Tax provision at U.S. statutory rate	$1,181	$454
Tax effect of:
Dividend received deduction	(19)	(18)
Tax-exempt income	(43)	(34)
Prior year tax (1)	44	(12)
Low income housing tax credits	6	(116)
Other tax credits	(38)	(39)
Foreign tax rate differential (2), (3)	22	312
Changes in tax law (4)	—	(198)
Change in valuation allowance (4)	6	187
Other, net	19	24
Provision for income tax expense (benefit)	$1,178	$560
__________________
(1)As discussed further below, prior year tax primarily includes non-cash charges related to an uncertain tax position of $57 million for the year ended December 31, 2024.
(2)For the year ended December 31, 2024, foreign tax rate differential includes tax charges of $5 million related to the U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) of which $33 million is a tax charge, offset by a $28 million tax benefit revising the 2023 estimate.
(3)For the year ended December 31, 2023, foreign tax rate differential includes tax charges of $28 million related to MetLife Malaysia and $22 million related to the U.S. tax on GILTI of which $28 million is a tax charge, offset by a $6 million tax benefit revising the 2022 estimate.
(4)For the year ended December 31, 2023, changes in tax law include tax benefits of $198 million and a change in valuation allowance includes a tax charge of $198 million related to adjustments of deferred taxes due to the enactment of the Bermuda Corporate Income Tax.
The Company paid income taxes, net of refunds, of $1.6 billion during the year ended December 31, 2025. Of this amount, U.S. federal income taxes paid were $555 million, U.S. state income taxes paid were $19 million and foreign income taxes paid were $990 million. Within foreign income taxes paid, net of refunds, $453 million, $241 million and $85 million were paid in Japan, Mexico and Korea, respectively.

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
22. Income Tax (continued)
Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Net deferred income tax assets and liabilities consisted of the following at:

	December 31,
	2025	2024
	(In millions)
Deferred income tax assets:
Policyholder liabilities and receivables	$4,500	$4,233
Net operating loss carryforwards (1)	298	247
Employee benefits	575	519
Capital loss carryforwards	27	31
Tax credit carryforwards (2)	406	299
Net unrealized investment losses	5,447	5,879
Litigation-related and government mandated	107	103
Other	277	260
Total gross deferred income tax assets	11,637	11,571
Less: Valuation allowance (3)	601	685
Total net deferred income tax assets	11,036	10,886
Deferred income tax liabilities:
Investments, including derivatives	3,991	3,469
Intangibles	933	836
DAC	4,063	3,719
Total deferred income tax liabilities	8,987	8,024
Net deferred income tax asset (liability)	$2,049	$2,862
__________________
(1)The Company has recorded a deferred tax asset of $298 million related to U.S. state and non-U.S. net operating loss carryforwards and an offsetting valuation allowance for the year ended December 31, 2025. Certain net operating loss carryforwards will expire between 2026 and 2044, whereas others have an unlimited carryforward period.
(2)Tax credit carryforwards for the year ended December 31, 2025 primarily reflect foreign tax credits. Certain foreign tax credits will expire between 2035 and 2038, whereas others have no expiration date.
(3)The Company’s deferred tax asset for the year ended December 31, 2025 includes an offsetting valuation allowance primarily related to other non-U.S. jurisdictions.
The Company has not provided for U.S. deferred taxes on the remaining excess of book bases over tax bases of certain investments in non-U.S. subsidiaries that are essentially permanent in duration. The amount of deferred tax liability related to the Company’s remaining basis difference in these non-U.S. subsidiaries was $54 million at December 31, 2025.
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
In 2025, related to a federal income tax audit of MetLife, Inc. and its subsidiaries for tax years 2017, 2018 and 2019, the Company and the IRS entered into agreements resulting in the resolution of most audit issues. Accordingly, the Company recorded a non-cash expense to net income of $66 million, net of tax, comprised of a $61 million tax expense recorded in provision for income tax expense and a $6 million interest expense ($5 million, net of tax) included in other expenses.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Balance at January 1,	$218	$131	$129
Additions for tax positions of prior years (1)	28	127	27
Reductions for tax positions of prior years	(17)	(43)	(30)
Additions for tax positions of current year	15	4	5
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	(46)	(1)	—
Balance at December 31,	$198	$218	$131
Unrecognized tax benefits that, if recognized, would impact the effective rate	$147	$162	$90
__________________
(1)For the year ended December 31, 2024, primarily includes the addition of state reserves and International Financial Reporting Standard 17 related reserves in foreign jurisdictions.
The Company classifies interest accrued related to unrecognized tax benefits in interest expense, included within other expenses.
Interest was as follows:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Interest expense (benefit) recognized on the consolidated statements of operations	$18	$7	$7

		December 31,
		2025	2024
		(In millions)
Interest included in other liabilities on the consolidated balance sheets		$47	$29

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
23. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Years Ended December 31,
	2025	2024	2023
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	668.9	706.4	757.7
Incremental common shares from assumed exercise or issuance of stock-based awards	4.4	4.7	4.6
Weighted average common stock outstanding - diluted	673.3	711.1	762.3
Net Income (Loss):
Net income (loss)	$3,403	$4,444	$1,602
Less: Net income (loss) attributable to noncontrolling interests	24	18	24
Less: Preferred stock dividends	194	200	198
Preferred stock redemption premium	12	—	—
Net income (loss) available to MetLife, Inc.’s common shareholders	$3,173	$4,226	$1,380
Basic	$4.74	$5.98	$1.82
Diluted	$4.71	$5.94	$1.81
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
24. Contingencies, Commitments and Guarantees (continued)
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at December 31, 2025. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of December 31, 2025, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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

MetLife, Inc.
Notes to the Consolidated Financial Statements — (continued)
24. Contingencies, Commitments and Guarantees (continued)
The approximate total number of asbestos personal injury claims pending against MLIC as of the dates indicated, the approximate number of new claims during the years ended on those dates and the approximate total settlement payments made to resolve asbestos personal injury claims at or during those years are set forth in the following table:

	December 31,
	2025	2024	2023
	(In millions, except number of claims)
Asbestos personal injury claims at year end	57,601	57,760	57,488
Number of new claims during the year	2,782	2,936	2,565
Settlement payments during the year (1)	$43.6	$47.4	$50.6
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the United States, assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its recorded liability for asbestos-related claims. The frequency of claims relating to asbestos has not declined as expected, and MLIC has reflected this in its provisions. Accordingly, MLIC increased its recorded liability for asbestos-related claims to $427 million at December 31, 2025. The recorded liability was $406 million at December 31, 2024.
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
Assets and liabilities held for insolvency assessments are as follows:

	December 31,
	2025	2024
	(In millions)
Other Assets:
Premium tax offset for future discounted and undiscounted assessments	$47	$51
Premium tax offset currently available for paid assessments	76	85
	$123	$136
Other Liabilities:
Insolvency assessments	$63	$68
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion and $1.9 billion at December 31, 2025 and 2024, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $11.1 billion and $8.1 billion at December 31, 2025 and 2024, respectively. See Note 25 for additional information on commitments to related parties.
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
The Company’s recorded liabilities were $19 million at both December 31, 2025 and 2024, for indemnities and guarantees.
25. Related Party Transactions
In the third quarter of 2025, the Company invested $216 million in Chariot Holding Company, LP (“Chariot”), a Bermuda registered exempted limited partnership. The Company invested an additional $20 million into Chariot in the fourth quarter of 2025. Additionally, the Company has unfunded contingent capital commitments to Chariot of $94 million. The Company accounts for its investment in Chariot under the equity method of accounting.
In 2025, a subsidiary of the Company entered into reinsurance agreements with Chariot Re, a subsidiary of Chariot. See Notes 9 and 12 for further information regarding the Company’s reinsurance transactions with Chariot Re.
In addition, MetLife Investment Management, LLC entered into investment management and advisory agreements with Chariot Re to manage a portion of Chariot Re’s assets. The Company recognized asset management fees from Chariot Re of $13 million for the year ended December 31, 2025.

MetLife, Inc.
Schedule I
Consolidated Summary of Investments —
Other Than Investments in Related Parties
December 31, 2025
(In millions)

Types of Investments	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown on Balance Sheet
Fixed maturity securities AFS:
Bonds:
Foreign government	$47,037	$40,748	$40,748
U.S. government and agency	42,877	37,522	37,522
Public utilities	11,242	11,057	11,057
Municipals	12,195	11,064	11,064
All other corporate bonds	143,175	136,430	136,430
Total bonds	256,526	236,821	236,821
Mortgage-backed, asset-backed and collateralized loan obligations securities	79,631	78,049	78,049
Redeemable preferred stock	1,044	1,061	1,061
Total fixed maturity securities AFS	337,201	315,931	315,931
Contractholder-directed equity securities and FVO securities (1):
Contractholder-directed equity securities	8,253	10,748	10,748
FVO securities	2,432	3,211	3,211
Total Contractholder-directed equity securities and FVO securities	10,685	13,959	13,959
Equity securities:
Common stock:
Industrial, miscellaneous and all other	423	556	556
Banks, trust and insurance companies	75	179	179
Public utilities	—	9	9
Non-redeemable preferred stock	106	114	114
Total equity securities	604	858	858
Mortgage loans	84,593		84,593
Policy loans	8,547		8,547
Real estate and REJV (2)	13,101		13,101
Real estate acquired in satisfaction of debt	339		339
OLPI (2)	14,917		14,917
Short-term investments	3,666		3,601
Other invested assets (2)	16,332		16,332
Total investments	$489,985		$472,178
__________________
(1)Contractholder-directed equity securities and FVO securities are primarily equity securities (including mutual funds) and fixed maturity securities. Amortized cost for fixed maturity securities AFS, contractholder-directed equity securities and FVO securities, mortgage loans, policy loans and short-term investments represents original cost reduced by repayments and adjusted for amortization of premium or accretion of discount; for equity securities, cost represents original cost; for real estate, cost represents original cost reduced by impairments and depreciation; for REJV and OLPI, cost represents original cost reduced for impairments and adjusted for equity in earnings and distributions.
(2)Includes equity method investments in related parties totaling $24.7 billion, reported across these asset classes. See Notes 1, 11 and 25 of the Notes to Consolidated Financial Statements for further information.

MetLife, Inc.
Schedule II
Condensed Financial Information
(Parent Company Only)
December 31, 2025 and 2024
(In millions, except share and per share data)

	2025	2024
Condensed Balance Sheets
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (amortized cost: $1,069 and $1,827, respectively)	$995	$1,719
Short-term investments, principally at estimated fair value	34	653
Other invested assets, at estimated fair value	563	586
Total investments	1,592	2,958
Cash and cash equivalents	1,202	2,159
Accrued investment income	2	8
Investment in subsidiaries	45,106	41,107
Loans to subsidiaries	—	285
Other assets	785	654
Total assets	$48,687	$47,171
Liabilities and Stockholders’ Equity
Liabilities
Payables for collateral under derivatives transactions	$61	$290
Long-term debt — unaffiliated	13,999	14,431
Long-term debt — affiliated	1,451	1,447
Subordinated debt securities	3,461	2,470
Other liabilities	1,317	1,088
Total liabilities	20,289	19,726
Stockholders’ Equity
Preferred stock, par value $0.01 per share; $2,905 and $3,905, respectively. aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,195,587,190 and 1,194,168,628 shares issued, respectively; 655,333,773 and 689,211,065 shares outstanding, respectively	12	12
Additional paid-in capital	32,858	33,791
Retained earnings	44,290	42,626
Treasury stock, at cost; 540,253,417 and 504,957,563 shares, respectively	(30,678)	(27,798)
Accumulated other comprehensive income (loss)	(18,084)	(21,186)
Total stockholders’ equity	28,398	27,445
Total liabilities and stockholders’ equity	$48,687	$47,171
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Operations
Revenues
Net investment income	$183	$177	$188
Other revenues	14	16	17
Net investment gains (losses)	33	250	134
Net derivative gains (losses)	(99)	3	(41)
Total revenues	131	446	298
Expenses
Interest expense	968	920	907
Other expenses	313	215	140
Total expenses	1,281	1,135	1,047
Income (loss) before provision for income tax and equity in earnings of subsidiaries	(1,150)	(689)	(749)
Provision for income tax (expense) benefit	106	59	128
Equity in earnings of subsidiaries	4,423	5,056	2,199
Net income (loss)	3,379	4,426	1,578
Less: Preferred stock dividends	194	200	198
Preferred stock redemption premium	12	—	—
Net income (loss) available to common shareholders	$3,173	$4,226	$1,380
Comprehensive income (loss)	$7,555	$2,482	$4,957
See accompanying notes to the condensed financial information.

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Condensed Statements of Cash Flows
Cash flows from operating activities
Net income (loss)	$3,379	$4,426	$1,578
Earnings of subsidiaries	(4,423)	(5,056)	(2,199)
Dividends from subsidiaries	3,814	5,467	4,780
(Gains) losses on investments and from sales of businesses, net	(33)	(250)	(134)
Other, net	103	148	158
Net cash provided by (used in) operating activities	2,840	4,735	4,183
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	1,333	1,256	3,093
Short-term investments	1,588	255	1,330
Purchases and originations of:
Fixed maturity securities available-for-sale	(572)	(1,389)	(973)
Short-term investments	(946)	(842)	(1,375)
Cash received in connection with freestanding derivatives	624	520	161
Cash paid in connection with freestanding derivatives	(296)	(418)	(155)
Expense paid on behalf of subsidiaries	(6)	(5)	(4)
Receipts on loans to subsidiaries	585	320	250
Issuances of loans to subsidiaries	(300)	(300)	(460)
Returns of capital from subsidiaries	47	74	6
Capital contributions to subsidiaries	(379)	(249)	(528)
Purchases of investments in operating joint ventures	(236)	—	—
Other, net	(14)	(13)	(3)
Net cash provided by (used in) investing activities	1,428	(791)	1,342
Cash flows from financing activities
Net change in payables for collateral under derivative transactions	(229)	25	111
Long-term debt issued	612	1,518	1,986
Long-term debt repaid	(1,000)	(1,438)	(1,000)
Subordinated debt securities issued	1,000	—	—
Treasury stock acquired in connection with share repurchases	(2,883)	(3,207)	(3,103)
Redemption of preferred stock	(988)	—	—
Preferred stock redemption premium	(12)	—	—
Dividends on preferred stock	(194)	(200)	(198)
Dividends on common stock	(1,509)	(1,527)	(1,566)
Other, net	(22)	23	(24)
Net cash provided by (used in) financing activities	(5,225)	(4,806)	(3,794)
Change in cash and cash equivalents	(957)	(862)	1,731
Cash and cash equivalents, beginning of year	2,159	3,021	1,290
Cash and cash equivalents, end of year	$1,202	$2,159	$3,021

MetLife, Inc.
Schedule II
Condensed Financial Information — (continued)
(Parent Company Only)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	2025	2024	2023
Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$946	$915	$852
Income tax:
Amounts paid to (received from) subsidiaries, net	$(237)	$(76)	$(671)
Income tax paid (received) by MetLife, Inc., net	134	30	506
Total income tax, net	$(103)	$(46)	$(165)

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
During 2025, 2024 and 2023, under such credit agreements, MetLife Services and Solutions, LLC (“MSS”) issued $300 million, $300 million and $250 million, respectively, in short-term notes to MetLife, Inc., bearing interest at three-month CME Term SOFR plus 1.24%. During 2025, 2024 and 2023, MSS repaid $375 million, $225 million and $250 million, respectively, on the short-term notes.
In March 2023, Missouri Reinsurance, Inc. (“MoRe”), issued to MetLife, Inc. an $80 million 5.34% promissory note maturing in March 2028, an $80 million 5.68% promissory note maturing in March 2033 and a $50 million 6.05% promissory note maturing in March 2038. Interest on all notes is payable semi-annually. In September 2025, MoRe fully redeemed in cash these three promissory notes.
Interest income earned on loans to subsidiaries of $18 million, $28 million and $22 million for the years ended December 31, 2025, 2024 and 2023, respectively, is included in net investment income.

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
3. Long-term Debt
Long-term debt outstanding was as follows:

							December 31,
	Interest Rates (1)			Maturity			2025	2024
	(Dollars in millions)
Senior notes — unaffiliated (2)	0.50%	-	6.50%	2026	-	2059	$13,999	$14,431
Senior notes — affiliated	1.59%	-	6.51%	2026	-	2032	1,451	1,447
Total							$15,450	$15,878
__________________
(1)Range of interest rates are for the year ended December 31, 2025.
(2)Net of $96 million and $99 million of unamortized issuance costs and net premiums and discounts at December 31, 2025 and 2024, respectively.
See Note 16 of the Notes to the Consolidated Financial Statements for additional information.
The aggregate maturities of long-term debt at December 31, 2025 for the next five years and thereafter are $428 million in 2026, $0 in 2027, $213 million in 2028, $627 million in 2029, $1.2 billion in 2030 and $12.9 billion thereafter.
Senior Notes – Affiliated
In July 2023, a ¥37.3 billion 1.6015% senior unsecured note issued to MLIC matured and was refinanced with a ¥37.3 billion 2.1575% senior unsecured note due July 2030 issued to MLIC.
Interest Expense
Interest expense was comprised of the following:

	Years Ended December 31,
	2025	2024	2023
	(In millions)
Long-term debt — unaffiliated	$666	$668	$653
Long-term debt — affiliated	43	44	45
Collateral financing arrangement	3	3	4
Subordinated debt securities	256	205	205
Total	$968	$920	$907
See Notes 17 and 18 of the Notes to the Consolidated Financial Statements for information on the collateral financing arrangement and subordinated debt securities.
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

MetLife, Inc.
Schedule II
Notes to the Condensed Financial Information — (continued)
(Parent Company Only)
4. Support Agreements (continued)
MetLife, Inc. guarantees the obligations of MrB in an aggregate amount up to $1.0 billion, under a reinsurance agreement with MetLife UK Limited, in respect of MrB’s reinsurance of the guaranteed living benefits and guaranteed death benefits associated with certain Unit-linked investments that were issued by MetLife UK Limited, as successor to MetLife Europe d.a.c. MetLife UK Limited is a U.K. insurance subsidiary to which MetLife Europe d.a.c. transferred its former U.K. wealth management business effective as of April 1, 2024 pursuant to a court-approved business portfolio transfer.
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
MetLife, Inc. guarantees obligations arising from OTC-bilateral derivatives of MrB. MrB is exposed to various risks relating to its ongoing business operations, including interest rate, foreign currency exchange rate, credit and equity market. MrB uses a variety of strategies to manage these risks, including the use of derivatives. Further, MrB’s derivatives are subject to industry standard netting agreements and collateral agreements that limit the unsecured portion of any open derivative position. On a net counterparty basis at December 31, 2025 and 2024, derivative transactions with positive mark-to-market values (in-the-money) were $42 million and $19 million, respectively, and derivative transactions with negative mark-to-market values (out-of-the-money) were $355 million and $269 million, respectively. To secure the obligations represented by the out-of-the-money transactions, MrB had provided collateral to its counterparties with an estimated fair value of $355 million and $269 million at December 31, 2025 and 2024, respectively. Accordingly, unsecured derivative liabilities guaranteed by MetLife, Inc. were $0 at both December 31, 2025 and 2024. During the course of 2025, MetLife, Inc. issued new guarantees of obligations arising from OTC-bilateral derivatives of MetLife Reinsurance Company of Hamilton, Ltd. (“MrH”). As of December 31, 2025, MrH had not yet executed any OTC-bilateral trades subject to the MetLife, Inc. guarantee.
MetLife, Inc. also guarantees the obligations of certain of its subsidiaries under committed facilities with third-party banks. See Note 16 of the Notes to the Consolidated Financial Statements.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information
December 31, 2025 and 2024
(In millions)

	DAC and VOBA	FPBs, Other Policy-Related Balances and Policyholder Dividend Obligation	PABs	MRB (Assets) Liabilities (1)	Policyholder Dividends Payable	Unearned Premiums (2), (3)	UREV (2)
2025
Group Benefits (4)	$250	$18,764	$11,005	$—	$—	$479	$—
RIS (4)	795	87,144	93,549	83	—	—	23
Asia	12,518	30,365	104,239	160	94	931	3,346
Latin America	2,736	17,856	6,530	—	—	4	997
EMEA	2,112	3,926	8,058	(84)	—	19	723
MIM (5)	—	—	—	—	—	—	—
Corporate & Other (5)	2,696	70,870	13,476	1,789	262	157	73
Total	$21,107	$228,925	$236,857	$1,948	$356	$1,590	$5,162
2024
Group Benefits	$250	$18,219	$7,632	$—	$—	$593	$—
RIS	565	73,356	84,923	2	—	—	27
Asia	11,720	32,294	94,903	215	81	1,175	3,076
Latin America	2,229	14,094	5,514	—	—	2	841
EMEA	1,758	3,419	7,214	(81)	—	22	622
MIM (5)	—	—	—	—	—	—	—
Corporate & Other (5)	3,105	71,163	21,259	2,073	304	155	69
Total	$19,627	$212,545	$221,445	$2,209	$385	$1,947	$4,635
__________________
(1)MRB assets and liabilities are presented net.
(2)Amounts are included within the FPBs, other policy-related balances and policyholder dividend obligation column.
(3)Includes premiums received in advance.
(4)As part of the Strategic Reorganization, two products previously reported within the former MetLife Holdings segment were moved — one to the Group Benefits segment and one to the RIS segment. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect these changes.
(5)See Note 1 for information on the Strategic Reorganization.

MetLife, Inc.
Schedule III
Consolidated Supplementary Insurance Information — (continued)
Years Ended December 31, 2025, 2024 and 2023
(In millions)

	Premiums and Universal Life and Investment-Type Product Policy Fees	Net Investment Income	Policyholder Benefits and Claims, Policyholder Liability Remeasurement (Gains) Losses and Interest Credited to PABs	Market Risk Benefit Remeasurement (Gains) Losses	Amortization of DAC, VOBA and Negative VOBA Charged to Other Expenses	Other Expenses (1)
2025
Group Benefits (2)	$23,802	$1,353	$20,473	$—	$26	$4,251
RIS (2)	11,978	9,119	18,847	(113)	81	846
Asia	6,690	5,589	7,274	(64)	854	1,606
Latin America	6,602	1,679	5,459	—	571	1,430
EMEA	2,867	958	2,039	(17)	367	970
MIM (3)	—	6	—	—	—	689
Corporate & Other (3)	2,843	3,855	4,426	(314)	215	2,507
Total	$54,782	$22,559	$58,518	$(508)	$2,114	$12,299
2024
Group Benefits	$23,367	$1,178	$20,033	$—	$26	$4,062
RIS	8,348	8,291	14,586	11	66	493
Asia	6,681	5,099	6,846	7	832	1,600
Latin America	5,895	1,608	4,785	—	503	1,311
EMEA	2,516	847	1,797	(54)	355	891
MIM (3)	—	7	—	—	—	669
Corporate & Other (3)	3,112	4,243	4,814	(1,073)	239	2,565
Total	$49,919	$21,273	$52,861	$(1,109)	$2,021	$11,591
2023
Group Benefits	$22,436	$1,148	$19,329	$—	$26	$3,778
RIS	8,561	7,354	14,057	(29)	49	403
Asia	6,883	4,307	6,941	(43)	772	1,584
Latin America	5,685	1,610	4,801	—	468	1,263
EMEA	2,314	885	1,737	(40)	344	811
MIM (3)	—	3	—	—	—	645
Corporate & Other (3)	3,556	4,601	5,540	(882)	267	2,922
Total	$49,435	$19,908	$52,405	$(994)	$1,926	$11,406
______________
(1)Includes other expenses and policyholder dividends, excluding amortization of DAC, VOBA and negative VOBA charged to other expenses.
(2)As part of the Strategic Reorganization, two products previously reported within the former MetLife Holdings segment were moved — one to the Group Benefits segment and one to the RIS segment. Accordingly, the reported balances for the year ended December 31, 2025 have been updated to reflect these changes.
(3)See Note 1 for information on the Strategic Reorganization.

MetLife, Inc.
Schedule IV
Consolidated Reinsurance
December 31, 2025, 2024 and 2023
(Dollars in millions)

	Gross Amount	Ceded	Assumed	Net Amount	% Amount Assumed to Net
2025
Life insurance in-force	$5,943,369	$458,179	$843,586	$6,328,776	13.3%
Insurance premium
Life insurance (1)	$34,380	$7,166	$4,342	$31,556	13.8%
Accident & health insurance	18,673	929	157	17,901	0.9%
Property and casualty insurance	322	—	—	322	—%
Total insurance premium	$53,375	$8,095	$4,499	$49,779	9.0%
2024
Life insurance in-force	$5,745,965	$466,498	$855,685	$6,135,152	13.9%
Insurance premium
Life insurance (1)	$26,901	$3,155	$3,596	$27,342	13.2%
Accident & health insurance	18,037	841	192	17,388	1.1%
Property and casualty insurance	215	—	—	215	—%
Total insurance premium	$45,153	$3,996	$3,788	$44,945	8.4%
2023
Life insurance in-force	$5,627,777	$473,860	$829,720	$5,983,637	13.9%
Insurance premium
Life insurance (1)	$25,653	$1,363	$2,851	$27,141	10.5%
Accident & health insurance	17,589	824	261	17,026	1.5%
Property and casualty insurance	117	1	—	116	—%
Total insurance premium	$43,359	$2,188	$3,112	$44,283	7.0%
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
Management, including the CEO and CFO, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2025.
There were no changes to the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the opinion of management, MetLife, Inc. maintained effective internal control over financial reporting as of December 31, 2025.
Deloitte has issued its report on its audit of the effectiveness of internal control over financial reporting, which is set forth below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of MetLife, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of MetLife, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2026

Item 9B. Other Information
Securities trading plans
During the three months ended December 31, 2025, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this Item pertaining to Directors is incorporated herein by reference to the section entitled “Corporate Governance” in MetLife, Inc.’s definitive proxy statement for the Annual Meeting of Shareholders to be held on June 16, 2026, to be filed by MetLife, Inc. with the SEC pursuant to Regulation 14A within 120 days after the year ended December 31, 2025 (the “2026 Proxy Statement”).
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
The Company has also adopted an insider trading policy governing the purchase, sale and certain other dispositions of its securities and securities of other companies by directors and all employees of the Company. It also includes provisions relating to the Company engaging in purchases, sales or other transactions involving its securities. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11. Executive Compensation
The information called for by this Item is incorporated herein by reference to the sections entitled “Corporate Governance” and “Executive Compensation” in the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this Item pertaining to ownership of shares of MetLife, Inc.’s common stock (“Shares”) is incorporated herein by reference to the section entitled “Security Ownership Information” in the 2026 Proxy Statement.

The following table provides information regarding MetLife, Inc.’s equity compensation plans:
Equity Compensation Plan Information at December 31, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,457,532	$56.85	21,489,793
Equity compensation plans not approved by security holders	None	—	None
Total	10,457,532	$56.85	21,489,793
______________
(1)     Column (a) reflects the following items outstanding at December 31, 2025:

Stock Options (i)	2,682,613
Restricted Stock Units (ii)	2,142,966
Performance Shares (assuming future payout at maximum performance factor) (ii)	4,737,559
Deferred Shares (iii)	894,394
Shares that will or may be issued	10,457,532
______________
(i)     Stock Options granted under the MetLife, Inc. 2015 Stock and Incentive Compensation Plan (the “2015 Stock Plan”) at December 31, 2025. No Stock Options were granted under the MetLife, Inc. 2025 Stock and Incentive Compensation Plan (the “2025 Stock Plan”) since the Company ceased granting Stock Options for periods after 2024.
(ii)     Restricted Stock Units and Performance Shares granted under the 2025 Stock Plan and the 2015 Stock Plan.
(iii)     Deferred Shares relate to awards that have become payable in Shares under a MetLife plan, the issuance of which have been deferred. The MetLife plans include the 2025 Stock Plan, 2015 Stock Plan, MetLife, Inc. 2015 Non-Management Director Stock Compensation Plan (the “2015 Director Stock Plan”), MetLife, Inc. 2005 Stock and Incentive Compensation Plan, MetLife, Inc. 2005 Non-Management Director Stock Compensation Plan, and earlier plans.
The maximum performance factor for Performance Shares granted under the 2025 Stock Plan and the 2015 Stock Plan was 175%. The number of Performance Shares outstanding at December 31, 2025 at target (100%) performance factor was 869,302 and 1,837,875 under the 2025 Stock Plan and 2015 Stock Plan, respectively.
MetLife, Inc. may issue Shares pursuant to awards (including Stock Option exercises, if any) under any plan using Shares held in treasury by MetLife, Inc. or by issuing new Shares.
For a general description of how the number of Shares payable for awards of Performance Shares and Restricted Stock Units is determined, and the vesting periods applicable to Performance Shares and Restricted Stock Units, see Note 19 of the Notes to the Consolidated Financial Statements.
(2)    Column (b) reflects the weighted average exercise price of all Stock Options under the 2015 Stock Plan that, at December 31, 2025, had been granted but not forfeited, expired, or exercised. No Stock Options were granted under the 2025 Stock Plan. Performance Shares, Restricted Stock Units, and Deferred Shares are not included in determining the weighted average in column (b) because they have no exercise price.

(3)    Column (c) reflects the following items outstanding at December 31, 2025:

Number of Shares
At January 1, 2025, the effective date of the 2025 Stock Plan:
Shares newly authorized for issuance under the 2025 Stock Plan	22,500,000
Less: Shares from March 28, 2024 - December 31, 2024 (i)	132,311
Total Shares authorized for issuance at January 1, 2025 (ii)	22,367,689

Additional Shares recovered for issuance in:
2025 (iii)	1,940,183

Less: Shares covered by new awards and new imputed reinvested dividends on Deferred Shares in:
2025 (iv)	2,818,079

Shares remaining available for future issuance under the 2025 Stock Plan	21,489,793
______________
(i)     The number of Shares authorized and reserved for issuance under the 2025 Stock Plan was reduced by one Share for every Share subject to an award granted under the 2015 Stock Plan or the 2015 Director Stock Plan between March 28, 2024 and December 31, 2024.
(ii)    The number of Shares authorized and reserved for issuance under the 2025 Stock Plan. Excludes Shares authorized for issuance under the 2015 Stock Plan and the 2015 Director Stock Plan. Shares payable pursuant to awards granted under the 2015 Stock Plan that are outstanding at December 31, 2024 and Shares payable pursuant to vested awards under the 2015 Stock Plan and the 2015 Director Stock Plan that remained deferred at December 31, 2024 will reduce the number of Shares reserved under the 2015 Stock Plan and 2015 Director Stock Plan as applicable. Shares reserved under the 2015 Stock Plan and the 2015 Director Stock Plan that were not covered by awards as of December 31, 2024 will not be available for future issuance under any equity compensation plan of the Company.
(iii)     Consists of Shares utilized under the 2025 Stock Plan and the 2015 Stock Plan that were recovered during 2025, and therefore once again available for issuance under the 2025 Stock Plan, due to: (i) termination of the award by expiration, forfeiture, cancellation, lapse, or otherwise without issuing Shares; (ii) settlement of the award in cash in lieu of Shares; (iii) exchange of the award for awards not involving Shares; (iv) payment of the exercise price of a Stock Option and the tax withholding with respect to an award by tendering Shares to MetLife, Inc. (by actual delivery or attestation); (v) satisfaction of tax withholding requirements with respect to an award by MetLife, Inc. withholding Shares otherwise issuable; and (vi) the payout of Performance Shares at a performance factor less than the maximum performance factor.
(iv)    Consists of Shares covered by awards granted under the 2025 Stock Plan (including Performance Shares assuming future payout at maximum performance factor). Shares covered by imputed reinvested dividends credited on Deferred Shares owed to directors, employees or agents, in each case during each of the indicated calendar years.
Each Share MetLife, Inc. issues in connection with any award under the 2025 Stock Plan, the 2015 Stock Plan and the 2015 Director Plan (including any Deferred Shares resulting from such awards), reduces the number of Shares remaining for issuance by one (1.0).
Any Shares related to awards under the 2025 Stock Plan and the 2015 Stock Plan which: (i) terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of Shares; (ii) are settled in cash either in lieu of Shares or otherwise; or (iii) are exchanged with the appropriate committee’s permission for awards not involving Shares, are available again for grant under the 2025 Stock Plan.
If the price of any Stock Option granted under the 2015 Stock plan or the tax withholding requirements with respect to any award granted under the 2025 Stock Plan or the 2015 Stock Plan is satisfied by tendering Shares to MetLife (by actual delivery or attestation), or if a Stock Appreciation Right is exercised, only the number of Shares issued, net of the Shares tendered, if any, will be deemed delivered for purposes of determining the maximum number of Shares available for issuance under that plan.

Under the 2025 Stock Plan, the 2015 Stock Plan and the 2015 Director Stock Plan, in the event of a corporate event or transaction (including, but not limited to, a change in the Shares or the capitalization of MetLife) such as a merger, consolidation, reorganization, recapitalization, separation, stock dividend, extraordinary dividend, stock split, reverse stock split, split up, spin-off, or other distribution of stock or property of MetLife, combination of securities, exchange of securities, dividend in kind, or other like change in capital structure or distribution (other than normal cash dividends) to shareholders of MetLife, or any similar corporate event or transaction, the appropriate committee of the Board of Directors of MetLife, in order to prevent dilution or enlargement of participants’ rights under the applicable plan, shall substitute or adjust, as applicable, the number and kind of Shares that may be issued under that plan and shall adjust the number and kind of Shares subject to outstanding awards.
For a description of the kinds of awards that have been or may be made under the 2025 Stock Plan and awards that remained outstanding under the 2015 Stock Plan, see Note 19 of the Notes to the Consolidated Financial Statements.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this Item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information called for by this Item is incorporated herein by reference to the section entitled “Audit Matters” in the 2026 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
1. Financial Statements
The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 130.
2. Financial Statement Schedules
The financial statement schedules are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page 130.
3. Exhibits
The exhibits are listed in the Exhibit Index which begins on page 329.
Item 16. Form 10-K Summary
None.

Glossary
Throughout this Form 10-K, the Company uses certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Credit Facility	Unsecured revolving credit facility
ABO	Accumulated Benefit Obligations	CRO	Chief Risk Officer
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	C-ROSS	China Risk Oriented Solvency System
ACL	Allowance For Credit Loss	CSRD	Corporate Sustainability Reporting Directive
AD&D	Accidental Death and Dismemberment	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
AFS	Available-For-Sale	DAC	Deferred Policy Acquisition Costs
AI	Artificial Intelligence	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
ALM	Asset/Liability Management	Delaware Commissioner	Delaware Commissioner of Insurance
Alt-A	Alternative Residential Mortgage Loans	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
American Life	American Life Insurance Company	DOL	U.S. Department of Labor
AOCI	Accumulated Other Comprehensive Income (Loss)	DPL	Deferred Profit Liability
APBO	Accumulated Postretirement Benefit Obligation	DSCR	Debt Service Coverage Ratios
ASO	Administrative Services-Only	EEA	European Economic Area
ASU	Accounting Standards Update	EMEA	Europe, the Middle East and Africa
AUM	Assets Under Management	ERC	Enterprise Risk Committee
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ERISA	Employee Retirement Income Security Act of 1974
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	ERM	Enterprise Risk Management
CBIRC	The China Banking and Insurance Regulatory Commission	EU	European Union
CCPA	California Consumer Privacy Act	EU AI Act	European Union’s Artificial Intelligence Act
CEO	Chief Executive Officer	Exchange Act	Securities Exchange Act of 1934
CFEs	Collateralized financing entities	Farmer Mac	Federal Agricultural Mortgage Corporation
CFO	Chief Financial Officer	FASB	Financial Accounting Standards Board
CFPB	Consumer Financial Protection Bureau	FDIC	Federal Deposit Insurance Corporation
CFTC	Commodity Futures Trading Commission	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Chariot	Chariot Holding Company, LP	Federal Reserve Board	Board of Governors of the Federal Reserve System
Chariot Re	Chariot Reinsurance, Ltd.	FHLBNY	Federal Home Loan Bank of New York
CISO	Chief Information Security Officer	FINRA	Financial Industry Regulatory Authority
CLO Investments	CLO Fund Investments	FIO	Federal Insurance Office
CLOs	Collateralized Loan Obligations	Fitch	Fitch Ratings Inc.
CMBS	Commercial Mortgage-Backed Securities	FPB	Future Policy Benefit Liabilities
Committed Facilities	Credit Facility, as well as certain committed facilities	FSA	Financial Services Agency
Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC	FSB	Financial Stability Board

FSOC	Financial Stability Oversight Council	MSS	MetLife Services and Solutions, LLC
FVO	Fair Value Option	MTL	Metropolitan Tower Life Insurance Company
GAAP	Accounting principles generally accepted in the United States of America	NAIC	National Association of Insurance Commissioners
GCC	Group Capital Calculation	NAV	Net Asset Value
GDPR	General Data Protection Regulation	Nebraska Director	Director of the Nebraska Department of Insurance
GICs	Guaranteed Interest Contracts	NGEs	Non-Guaranteed Elements
GILTI	Global Intangible Low-Taxed Income	NIFO	Net investment in a foreign operation
GMABs	Guaranteed Minimum Accumulation Benefits	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
GMCR	Guaranteed Minimum Crediting Rates	NPR	Net Premium Ratio
GMDBs	Guaranteed Minimum Death Benefits	NQM	Non-Qualified Residential Mortgage
GMIBs	Guaranteed Minimum Income Benefits	NRSRO	Nationally Recognized Statistical Rating Organizations
GMWBs	Guaranteed Minimum Withdrawal Benefits	NYDFS	New York State Department of Financial Services
GMXBs	Guaranteed Minimum Benefits	OCI	Other Comprehensive Income (Loss)
IAIGs	Internationally Active Insurance Groups	OLPI	Other Limited Partnership Interests
IAIS	International Association of Insurance Supervisors	OTC	Over-the-Counter
IBNP	Incurred But Not Paid	OTC-bilateral	Bilateral contracts between two counterparties
IBNR	Incurred But Not Reported	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
IMR	Interest Maintenance Reserve	PABs	Policyholder Account Balances
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	PBO	Projected Benefit Obligation
IRS	Internal Revenue Service	PCAOB	Public Company Accounting Oversight Board
LDTI	Long-Duration Targeted Improvements	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
LDTI Transition Date	January 1, 2021	PineBridge	PineBridge Investments
LIBOR	London Interbank Offered Rate	PTE	Prohibited Transaction Exemption
LTV	Loan-To-Value	RBC	Risk-Based Capital
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	RCC	Replacement Capital Covenant
MIM	MetLife Investment Management, the Company’s institutional asset management business	REJVs	Real Estate Joint Ventures
MLIC	Metropolitan Life Insurance Company	Retiree VEBA	U.S. Retiree Health and Welfare Benefit Obligations
Moody’s	Moody’s Investors Service, Inc.	RIS	Retirement and Income Solutions
MoRe	Missouri Reinsurance, Inc.	RMBS	Residential Mortgage-Backed Securities
MrB	MetLife Reinsurance Company of Bermuda, Ltd.	ROU	Right-of-Use
MRB	Market Risk Benefit	SCL	Special Considerations Letter
MRC	MetLife Reinsurance Company of Charleston	SEC	U.S. Securities and Exchange Commission
MrH	MetLife Reinsurance Company of Hamilton, Ltd.	Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders
MRV	MetLife Reinsurance Company of Vermont	Series A preferred stock	Non-Cumulative Preferred Stock, Series A

Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	TRRs	Total Rate of Return Swaps
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	U.K.	United Kingdom
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	U.S.	United States
Series G preferred stock	3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
SOFR	Secured Overnight Financing Rate	Unit-linked and FVO Securities	Contractholder-directed equity securities and Fair Value Option securities
SSG	Structured Securities Group	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio	UREV	Unearned Revenue
Statutory Codification	Codification of Statutory Accounting Principles	VIEs	Variable Interest Entities
Structured Products	RMBS, ABS & CLO and CMBS	VM	Valuation Manual
Superintendent	New York Superintendent of Financial Services	VOBA	Value of Business Acquired
S&P	Standard & Poor’s Global Ratings	VOCRA	Value of Customer Relationships Acquired
TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC	VODA	Value of Distribution Agreements

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

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

2.1	Plan of Reorganization.	S-1	333-91517	2.1	November 23, 1999

2.2	Amendment to Plan of Reorganization, dated as of March 9, 2000.	S-1/A	333-91517	2.2	March 29, 2000

2.3	Master Separation Agreement, dated August 4, 2017, between MetLife, Inc. and Brighthouse Financial, Inc.	8-K	001-15787	2.1	August 7, 2017

3.1.1	Amended and Restated Certificate of Incorporation of MetLife, Inc.	10-K	001-15787	3.1	March 1, 2017

3.1.2	Certificate of Retirement of Series B Contingent Convertible Junior Participating Non-Cumulative Perpetual Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on November 5, 2013.	10-Q	001-15787	3.6	November 7, 2013

3.1.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2015.	8-K	001-15787	3.1	April 30, 2015

3.1.4	Certificate of Elimination of 6.500% Non-Cumulative Preferred Stock, Series B, of MetLife, Inc., filed with the Secretary of State of Delaware on November 3, 2015.	10-Q	001-15787	3.7	November 5, 2015

3.1.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated April 29, 2011.	10-K	001-15787	3.4	March 1, 2017

3.1.6	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of MetLife, Inc., filed with the Secretary of State of Delaware on April 7, 2000.	10-K	001-15787	3.2	March 1, 2017

3.1.7	Certificate of Designations of Floating Rate Non-Cumulative Preferred Stock, Series A, of MetLife, Inc., filed with the Secretary of State of Delaware on June 10, 2005.	10-K	001-15787	3.3	March 1, 2017

3.1.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of MetLife, Inc., dated October 23, 2017.	8-K	001-15787	3.1	October 24, 2017

3.1.9	Certificate of Designations of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc., filed with the Secretary of State of Delaware on March 21, 2018.	8-K	001-15787	3.1	March 22, 2018

3.1.10	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018.	8-K	001-15787	3.1	June 4, 2018

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3.1.11	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020.	8-K	001-15787	3.1	January 9, 2020

3.1.12	Certificate of Elimination of 5.250% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series C, of MetLife, Inc., filed with the Secretary of State of Delaware on June 29, 2021.	8-K	001-15787	3.1	June 29, 2021

3.1.13	Certificate of Elimination of 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, of MetLife, Inc., filed with the Secretary of State of Delaware on October 14, 2025	8-K	001-15787	3.1	October 14, 2025

3.2	Amended and Restated By-Laws of MetLife, Inc., effective October 3, 2023.	8-K	001-15787	3.2	October 5, 2023

4.1	Form of Certificate for Common Stock, par value $0.01 per share.	S-1/A	333-91517	4.1	March 9, 2000

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

4.7	Form of Stock Certificate, 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D, of MetLife, Inc.	8-K	001-15787	4.1	March 22, 2018

4.8	Certificate of Designations of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc., filed with the Secretary of the State of Delaware on May 31, 2018. (See Exhibit 3.1.10 above).

4.9	Form of Stock Certificate, 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.1	June 4, 2018

4.10	Deposit Agreement, dated June 4, 2018, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.2	June 4, 2018

4.11	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 5.625% Non-Cumulative Preferred Stock, Series E, of MetLife, Inc.	8-K	001-15787	4.3	June 4, 2018

4.12	Certificate of Designations of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc., filed with the Secretary of the State of Delaware on January 8, 2020. (See Exhibit 3.1.11 above).

4.13	Form of Stock Certificate, 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.1	January 9, 2020

4.14	Deposit Agreement, dated January 15, 2020, among MetLife, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of the depositary receipts described therein.	8-K	001-15787	4.1	January 15, 2020

4.15	Form of Depositary Receipt, Depositary Shares each representing a 1/1,000th interest in a share of 4.75% Non-Cumulative Preferred Stock, Series F, of MetLife, Inc.	8-K	001-15787	4.3	January 15, 2020

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
4.16	Description of Securities.					X

	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

10.1.1	MetLife Policyholder Trust Agreement.	S-1	333-91517	10.12	November 23, 1999

10.1.2	Amendment to MetLife Policyholder Trust Agreement.	10-K	001-15787	10.62	February 27, 2013

10.2	Amended and Restated Credit Agreement, dated as of May 8, 2023, among MetLife, Inc. and MetLife Funding, Inc., as borrowers, and the other parties signatory thereto.	8-K	001-15787	10.1	May 9, 2023

10.3	Purchase Agreement by and among MetLife, Inc. and Massachusetts Mutual Life Insurance Company, dated as of February 28, 2016.	10-Q	001-15787	10.1	May 6, 2016

10.4	Tax Separation Agreement, dated as of July 27, 2017, by and among MetLife, Inc. and its affiliates and Brighthouse Financial, Inc. and its affiliates.	8-K	001-15787	10.1	August 7, 2017

10.5.1	MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2012).*	S-8	333-214710	4.1	November 18, 2016

10.5.2	Amendment to MetLife Non-Management Director Deferred Compensation Plan (as amended and restated, effective January 1, 2005, implemented November 2020).*	10-K	001-15787	10.6.2	February 19, 2021

10.6	MetLife, Inc. Director Indemnity Plan (dated and effective July 22, 2008).*	10-K	001-15787	10.94	February 27, 2014

10.7.1	Form of Agreement to Protect Corporate Property executed by Michel Khalaf, effective April 9, 2012.*	10-K	001-15787	10.15	February 25, 2016

10.7.2	Form of Agreement to Protect Corporate Property executed by Ramy Tadros, effective September 11, 2017.*	10-Q	001-15787	10.1	August 5, 2016

10.8	MetLife Executive Severance Plan (as amended and restated, effective June 14, 2010).*	10-K	001-15787	10.1	February 27, 2015

10.9	MetLife Performance-Based Compensation Recoupment Policy (effective as amended and restated December 1, 2023).*	10-K	001-15787	10.10	February 16, 2024

10.10.1	MetLife, Inc. 2015 Stock and Incentive Compensation Plan, effective January 1, 2015 (the “2015 SIC Plan”).*	S-8	333-198145	4.1	August 14, 2014

10.10.2	MetLife, Inc. 2005 Stock and Incentive Compensation Plan, effective April 15, 2005 (the “2005 SIC Plan”).*	10-K	001-15787	10.24	February 27, 2015

10.11	MetLife Annual Variable Incentive Plan (effective as amended and restated January 1, 2015).*	8-K	001-15787	10.11	December 11, 2014

10.12.1	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.7	December 11, 2014

10.12.2	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.8	December 11, 2014

10.12.3	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.101	February 25, 2016

10.12.4	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.102	February 25, 2016

10.13.1	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.9	December 11, 2014

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.13.2	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2015.*	8-K	001-15787	10.10	December 11, 2014

10.13.3	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.103	February 25, 2016

10.13.4	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2015 SIC Plan, effective January 1, 2016.*	10-K	001-15787	10.104	February 25, 2016

10.14	Form of Performance Unit Agreement under the 2015 SIC Plan, effective February 28, 2023.*	10-K	001-15787	10.19.6	February 23, 2023

10.15	Award Agreement Supplement, effective February 23, 2021.*	10-K	001-15787	10.20.3	February 19, 2021

10.16	MetLife Auxiliary Retirement Plan (as amended and restated, effective January 1, 2026).*#					X

10.17.1	Alico Overseas Pension Plan, dated January 2009.*	10-K	001-15787	10.70	March 1, 2017

10.17.2	Amendment Number One to the Alico Overseas Pension Plan (effective November 1, 2010), dated December 20, 2010.*	10-K	001-15787	10.71	March 1, 2017

10.17.3	Amendment Number Two to the Alico Overseas Pension Plan (effective as of November 1, 2011), dated December 13, 2011.*	10-K	001-15787	10.72	March 1, 2017

10.17.4	Amendment Number Three to the Alico Overseas Pension Plan, dated May 1, 2012 (effective January 1, 2012).*	8-K	001-15787	10.1	May 4, 2012

10.17.5	Amendment Number Four to the Alico Overseas Pension Plan, dated June 19, 2017, effective July 1, 2017.*	10-Q	001-15787	10.6	November 6, 2017

10.18	MetLife Deferred Compensation Plan For Globally Mobile Employees, effective July 31, 2014, for which Michel Khalaf became eligible July 1, 2017.*	10-Q	001-15787	10.4	November 6, 2017

10.19	MetLife Auxiliary Match Plan (as amended and restated, effective January 1, 2026).*					X

10.20.1	MetLife Deferred Compensation Plan for Officers, as amended and restated, effective November 1, 2003.*	10-K	001-15787	10.78	February 27, 2014

10.20.2	Amendment Number One to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003), dated May 4, 2005.*	10-K	001-15787	10.52	February 25, 2016

10.20.3	Amendment Number Two to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective December 14, 2005).*	10-K	001-15787	10.53	February 25, 2016

10.20.4	Amendment Number Three to the MetLife Deferred Compensation Plan for Officers (as amended and restated as of November 1, 2003, effective February 26, 2007).*	10-K	001-15787	10.45	March 1, 2017

10.21	MetLife Leadership Deferred Compensation Plan (as amended and restated effective January 1, 2026).*					X

10.22	MetLife Plan for Transition Assistance for Grades 14 and Above, dated November 22, 2023 (as amended and restated, effective November 1, 2023).*	10-K	001-15787	10.27.1	February 16, 2024

10.23.1	Adjustment of certain compensation terms for Michel Khalaf, effective July 1, 2012.*	10-Q	001-15787	10.2	November 7, 2012

10.23.2	Tax Equalization Agreement dated June 10, 2015 between MetLife, Inc. and Michel Khalaf.*	10-Q	001-15787	10.1	August 6, 2015

10.23.3	Offer Letter, dated March 25, 2009, between American Life Insurance Company and Michel Khalaf.*	10-K	001-15787	10.2	March 1, 2017

10.23.4	Letter of Understanding, dated June 15, 2017, effective July 1, 2017, with Michel Khalaf.*	10-Q	001-15787	10.3	November 6, 2017

		Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.23.5	MetLife, Inc. and Metropolitan Life Insurance Company Compensation Committee and Board of Directors Resolutions of June 13, 2017 approving Michel Khalaf’s eligibility to participate in the MetLife Deferred Compensation Plan For Globally Mobile Employees.*	10-Q	001-15787	10.5	November 6, 2017

10.23.6	Amendment Number 1 to Letter of Understanding, Dated February 26, 2019, Effective February 27, 2019, with Michel Khalaf.*	8-K	001-15787	10.1	March 5, 2019

10.23.7	Confirmation of End of Employment and Waiver and Release of Claims, Effective March 4, 2019, with Michel Khalaf.*	8-K	001-15787	10.2	March 5, 2019

10.24	Sign-on Payments Letter, dated June 14, 2017, effective September 11, 2017, between MetLife Group, Inc. and Ramy Tadros.*	10-Q	001-15787	10.2	November 6, 2017

10.25	Letter Agreement entered May 4, 2018 between MetLife, Inc. and John McCallion.*	8-K	001-15787	10.1	May 7, 2018

10.26	Sign-on Payments Letter, dated August 14, 2019, effective November 19, 2019, between MetLife Group, Inc. and Bill Pappas.*	10-K	001-15787	10.35	February 21, 2020

10.27	Sign-on Payments Letter, dated May 16, 2024, effective August 1, 2024, between MetLife Group, Inc. and Shurawl M. Sibblies.*	10-Q	001-15787	10.1	November 1, 2024

10.28	MetLife, Inc. 2025 Stock and Incentive Compensation Plan, effective January 1, 2025 (the “2025 SIC Plan”).*	8-K	001-15787	10.1	June 24, 2024

10.29	Form of Performance Share Agreement under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.30	February 21, 2025

10.30	Form of Performance Unit Agreement under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.31	February 21, 2025

10.31	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.32	February 21, 2025

10.32	Form of Restricted Stock Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025 (March Expiration).*	10-K	001-15787	10.33	February 21, 2025

10.33	Form of Restricted Stock Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.34	February 21, 2025

10.34	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.35	February 21, 2025

10.35	Form of Restricted Unit Agreement (Ratable Period of Restriction Ends in Thirds) under the 2025 SIC Plan, effective January 1, 2025 (March Expiration).*	10-K	001-15787	10.36	February 21, 2025

10.36	Form of Restricted Unit Agreement (Three-Year “Cliff” Period of Restriction) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.37	February 21, 2025

10.37	Form of Stock Option Agreement (Ratable Exercisability in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.38	February 21, 2025

10.38	Form of Stock Option Agreement (Three-Year “Cliff” Exercisability) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.39	February 21, 2025

10.39	Form of Unit Option Agreement (Three-Year “Cliff” Exercisability) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.40	February 21, 2025

10.40	Form of Unit Option Agreement (Ratable Exercisability in Thirds) under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.41	February 21, 2025

10.41	Award Agreement Supplement under the 2025 SIC Plan, effective January 1, 2025.*	10-K	001-15787	10.42	February 21, 2025

Incorporated By Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
10.42	Award Agreement Supplement under the 2025 SIC Plan (65), effective January 1, 2025.*	10-K	001-15787	10.43	February 21, 2025

10.43	Form of Performance Share Agreement under the 2025 SIC Plan, effective January 1, 2026.*					X

10.44	Form of Performance Unit Agreement under the 2025 SIC Plan, effective January 1, 2026.*					X

10.45	Award Agreement Supplement under the 2025 SIC Plan, effective January 1, 2026.*					X

10.46	Award Agreement Supplement under the 2025 SIC Plan (65), effective January 1, 2026.*					X

10.47	MetLife Annual Variable Incentive Plan, effective January 1, 2025.*	8-K	001-15787	10.2	June 24, 2024

19.1	MetLife Insider Trading Policy.					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of Deloitte & Touche LLP.					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	MetLife Policy for the Recoupment of Erroneously Awarded Compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (effective December 1, 2023).*	10-K	001-15787	97.1	February 16, 2024

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X
_________
* Indicates management contracts or compensatory plans or arrangements.
# Certain information has been redacted pursuant to Item 601(b)(10) of Regulation S-K. The Company will furnish supplemental copies of any of the redacted information to the SEC upon request.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 19, 2026

METLIFE, INC.

By	/s/ Michel A. Khalaf
Name: Michel A. Khalaf
Title: President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carlos M. Gutierrez	Director	February 19, 2026
Carlos M. Gutierrez

/s/ Carla A. Harris	Director	February 19, 2026
Carla A. Harris

/s/ Laura J. Hay	Director	February 19, 2026
Laura J. Hay

/s/ R. Glenn Hubbard	Chairman of the Board	February 19, 2026
R. Glenn Hubbard

/s/ Jeh C. Johnson	Director	February 19, 2026
Jeh C. Johnson

/s/ William E. Kennard	Director	February 19, 2026
William E. Kennard

/s/ Diana L. McKenzie	Director	February 19, 2026
Diana L. McKenzie

/s/ Denise M. Morrison	Director	February 19, 2026
Denise M. Morrison

/s/ Christian Mumenthaler	Director	February 19, 2026
Christian Mumenthaler

/s/ Mark A. Weinberger	Director	February 19, 2026
Mark A. Weinberger

/s/ Michel A. Khalaf	President, Chief Executive Officer and Director (Principal Executive Officer)
Michel A. Khalaf		February 19, 2026

/s/ John D. McCallion	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
John D. McCallion		February 19, 2026

/s/ Adrienne O’Neill	Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Adrienne O’Neill		February 19, 2026