Form 10-Q
period 2026-03-31
METLIFE INC
filed 2026-05-07
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

At April 30, 2026, 643,436,779 shares of the registrant’s common stock were outstanding.

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
March 31, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $273 and $249, respectively); and amortized cost: $342,191 and $337,201, respectively	$316,110	$315,931
Equity securities, at estimated fair value	927	858
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $1,665 and $1,751, respectively, relating to variable interest entities)	13,435	13,959
Mortgage loans (net of allowance for credit loss of $1,213 and $1,193, respectively; includes $35 and $35, respectively, of mortgage loans held-for-sale)	83,726	84,593
Policy loans	8,455	8,547
Real estate and real estate joint ventures (includes $303 and $378, respectively, under the fair value option; $164 and $132, respectively, of real estate held-for-sale; $376 and $302, respectively, relating to variable interest entities)	13,356	13,440
Other limited partnership interests	14,531	14,917
Short-term investments, principally at estimated fair value	4,948	3,601
Other invested assets (includes $1,586 and $1,698, respectively, of leveraged and direct financing leases; $657 and $560, respectively, relating to variable interest entities)	17,624	16,332
Total investments	473,112	472,178
Cash and cash equivalents, principally at estimated fair value (includes $132 and $96, respectively, relating to variable interest entities)	22,687	22,032
Accrued investment income	3,796	3,719
Premiums, reinsurance and other receivables	50,335	49,059
Market risk benefits, at estimated fair value	392	458
Deferred policy acquisition costs and value of business acquired	21,269	21,107
Current income tax recoverable	455	660
Deferred income tax asset	2,901	2,585
Goodwill	9,565	9,613
Other assets	11,013	11,822
Separate account assets	147,686	151,933
Total assets	$743,211	$745,166
Liabilities, Mezzanine Equity and Equity
Liabilities
Future policy benefits	$206,628	$208,855
Policyholder account balances	239,836	236,857
Market risk benefits, at estimated fair value	2,522	2,406
Other policy-related balances	20,444	20,070
Policyholder dividends payable	337	356
Payables for collateral under securities loaned and other transactions	18,157	17,115
Short-term debt (includes $113 and $117, respectively, relating to variable interest entities)	404	355
Long-term debt (includes $68 and $28, respectively, relating to variable interest entities)	14,445	14,467
Collateral financing arrangement	299	352
Subordinated debt securities	5,143	4,155
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	1,138	1,206
Deferred income tax liability	382	536
Other liabilities (includes $139 and $167, respectively, relating to variable interest entities)	57,989	57,582
Separate account liabilities	147,686	151,933
Total liabilities	715,410	716,245
Contingencies, Commitments and Guarantees (Note 18)
Mezzanine Equity
Redeemable noncontrolling interests	206	241
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,196,399,473 and 1,195,587,190 shares issued, respectively; 646,024,938 and 655,333,773 shares outstanding, respectively	12	12
Additional paid-in capital	32,921	32,858
Retained earnings	45,058	44,290
Treasury stock, at cost; 550,374,535 and 540,253,417 shares, respectively	(31,440)	(30,678)
Accumulated other comprehensive income (loss)	(19,227)	(18,084)
Total MetLife, Inc.’s stockholders’ equity	27,324	28,398
Noncontrolling interests	271	282
Total equity	27,595	28,680
Total liabilities, mezzanine equity and equity	$743,211	$745,166
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Premiums	$12,120	$11,723
Universal life and investment-type product policy fees	1,343	1,229
Net investment income	5,355	4,885
Other revenues	852	687
Net investment gains (losses)	(670)	(387)
Net derivative gains (losses)	74	432
Total revenues	19,074	18,569
Expenses
Policyholder benefits and claims	11,864	11,806
Policyholder liability remeasurement (gains) losses	(13)	(31)
Market risk benefit remeasurement (gains) losses	120	299
Interest credited to policyholder account balances	1,674	1,647
Policyholder dividends	124	144
Other expenses	3,798	3,350
Total expenses	17,567	17,215
Income (loss) before provision for income tax	1,507	1,354
Provision for income tax expense (benefit)	345	404
Net income (loss)	1,162	950
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(23)	5
Net income (loss) attributable to MetLife, Inc.	1,185	945
Less: Preferred stock dividends	45	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,140	$879
Comprehensive income (loss)	$43	$2,960
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests, net of income tax	1	3
Comprehensive income (loss) attributable to MetLife, Inc.	$42	$2,957

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.75	$1.29
Diluted	$1.74	$1.28

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$12	$32,858	$44,290	$(30,678)	$(18,084)	$28,398	$282	$28,680
Treasury stock acquired in connection with share repurchases (includes $7 of excise tax)					(762)		(762)		(762)
Stock-based compensation			63				63		63
Dividends on preferred stock				(45)			(45)		(45)
Dividends on common stock (declared per share of $0.568)				(372)			(372)		(372)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,185			1,185	5	1,190
Other comprehensive income (loss), net of income tax						(1,143)	(1,143)	(4)	(1,147)
Balance at March 31, 2026	$—	$12	$32,921	$45,058	$(31,440)	$(19,227)	$27,324	$271	$27,595

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $13 of excise tax)					(1,424)		(1,424)		(1,424)
Stock-based compensation			29				29		29
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.545)				(374)			(374)		(374)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				945			945	5	950
Other comprehensive income (loss), net of income tax						2,012	2,012	(2)	2,010
Balance at March 31, 2025	$—	$12	$33,820	$43,131	$(29,222)	$(20,248)	$27,493	$262	$27,755
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2026 and 2025 (Unaudited)
(In millions)

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$2,687	$4,262
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	19,845	14,062
Equity securities	8	9
Mortgage loans	4,226	3,234
Real estate and real estate joint ventures	128	48
Other limited partnership interests	437	301
Short-term investments	3,693	4,143
Purchases and originations of:
Fixed maturity securities available-for-sale	(23,656)	(18,359)
Equity securities	(128)	(35)
Mortgage loans	(3,608)	(1,999)
Real estate and real estate joint ventures	(215)	(114)
Other limited partnership interests	(381)	(278)
Short-term investments	(4,555)	(4,443)
Cash received in connection with freestanding derivatives	601	803
Cash paid in connection with freestanding derivatives	(1,458)	(1,013)
Net change in policy loans	54	(87)
Net change in other invested assets	(423)	457
Other, net	(23)	(51)
Net cash provided by (used in) investing activities	(5,455)	(3,322)
Cash flows from financing activities
Policyholder account balances - deposits	27,366	28,692
Policyholder account balances - withdrawals	(24,140)	(26,916)
Net change in payables for collateral under securities loaned and other transactions	1,068	233
Long-term debt issued	61	89
Long-term debt repaid	(53)	(555)
Collateral financing arrangement repaid	(53)	(13)
Subordinated debt securities issued	1,000	1,000
Derivatives with certain financing elements and other derivative-related transactions, net	(71)	(71)
Proceeds from mortgage loan secured financing	115	66
Repayments of mortgage loan secured financing	(495)	(255)
Treasury stock acquired in connection with share repurchases	(755)	(1,411)
Dividends on preferred stock	(45)	(66)
Dividends on common stock	(372)	(374)
Other, net	(67)	(199)
Net cash provided by (used in) financing activities	3,559	220
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(136)	98
Change in cash and cash equivalents	655	1,258
Cash and cash equivalents, beginning of period	22,032	20,068
Cash and cash equivalents, end of period	$22,687	$21,326

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$243	$224
Income tax	$231	$147
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$715	$—
Other invested assets received in connection with the sale of other limited partnership interests	$347	$20

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

1. Business, Basis of Presentation and Summary of Significant Accounting Policies
Business
“MetLife” and the “Company” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2025, MetLife executed a reorganization to align with its strategic initiative to accelerate growth in asset management. As part of this reorganization, the Company adjusted its segment structure. MetLife Investment Management, the Company’s institutional asset management business (“MIM”), which was previously reported in Corporate & Other, became a reportable segment. MetLife Holdings was removed as a reportable segment, and its business is now primarily reported in Corporate & Other. Additionally, certain products formerly reported in MetLife Holdings were moved to Group Benefits and Retirement and Income Solutions (“RIS”). These changes were applied retrospectively for all periods presented, did not have an impact on prior period consolidated net income (loss) or consolidated adjusted earnings, and are collectively referred to as the “Strategic Reorganization.” As a result of the Strategic Reorganization, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 2 for further information on the Company’s segments and Corporate & Other.
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
The accompanying interim condensed consolidated financial statements are unaudited and reflect all adjustments (including normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in conformity with GAAP. Interim results are not necessarily indicative of full year performance. The December 31, 2025 consolidated balance sheet data was derived from audited consolidated financial statements included in MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), which include all disclosures required by GAAP. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company included in the 2025 Annual Report.
Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of MetLife, Inc. and its subsidiaries, as well as partnerships and joint ventures in which the Company has a controlling financial interest, and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Intercompany accounts and transactions are eliminated.
The Company uses either the equity method of accounting or the fair value option (“FVO”) for its investments in joint ventures, including real estate joint ventures (“REJVs”) and other limited partnership interests (“OLPI”) when it has more than a minor ownership interest or more than a minor influence over the investee’s operations. The Company generally recognizes its share of the investee’s earnings in net investment income on a three-month lag in instances where the investee’s financial information is not sufficiently timely or when the investee’s reporting period differs from the Company’s reporting period.
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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of March 31, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information
In the fourth quarter of 2025, MetLife completed the Strategic Reorganization. As a result, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See Note 1. In conjunction with the Strategic Reorganization, effective January 1, 2025, the Company amended agreements between MIM and other MetLife entities to manage general account investments at current market rate fees.
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
Market volatility can have a significant impact on the Company’s financial results. Adjusted earnings excludes net investment gains (losses), net derivative gains (losses), market risk benefit (“MRB”) remeasurement gains (losses) and goodwill impairments. Further, net investment income is adjusted to exclude similar items relating to joint ventures accounted for under the equity method, and policyholder benefits and claims exclude (i) changes in the discount rate on certain annuitization guarantees accounted for as additional liabilities and (ii) market value adjustments.
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
•Net investment income and interest expense on debt exclude amounts related to collateralized financing entities (“CFEs”) that are consolidated VIEs.
•Other revenues and other expenses exclude asset management distribution fees on funds that are passed through to distribution partners.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
Other expenses include (i) deductions for net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests, and (ii) benefits accrued on synthetic GICs accounted for as freestanding derivatives.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months ended March 31, 2026 and 2025.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended March 31, 2026	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,848	$2,212	$1,294	$1,485	$689	$—
Universal life and investment-type product policy fees	230	109	427	419	99	—
Net investment income (1)	352	2,252	1,461	409	67	5
Other revenues	461	69	17	(7)	9	314

Expenses
Policyholder benefits and claims and policyholder dividends	5,147	3,066	1,088	1,349	337	—
Policyholder liability remeasurement (gains) losses	(2)	(20)	(15)	—	3	—
Interest credited to PABs	70	883	833	85	21	—
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	12	23	211	173	97	—
Interest expense on debt	1	3	—	5	—	1
Direct and allocated expenses	540	93	298	158	122	242
Other segment expenses (2)	568	36	95	206	141	13
Provision for income tax expense (benefit)	116	107	202	101	33	16
Adjusted earnings	$439	$451	$487	$229	$110	$47

Three Months Ended March 31, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,763	$2,284	$1,260	$1,164	$582	$—
Universal life and investment-type product policy fees	233	104	406	340	78	—
Net investment income (1)	353	2,190	1,204	408	58	1
Other revenues	434	69	15	9	8	218

Expenses
Policyholder benefits and claims and policyholder dividends	5,183	3,120	1,037	1,091	277	—
Policyholder liability remeasurement (gains) losses	(18)	(15)	(11)	(3)	—	—
Interest credited to PABs	72	883	711	98	17	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	6	19	216	129	94	—
Interest expense on debt	1	3	—	4	—	—
Direct and allocated expenses	529	98	306	135	109	173
Other segment expenses (2)	542	34	92	176	120	9
Provision for income tax expense (benefit)	98	99	162	72	26	9
Adjusted earnings	$370	$406	$372	$219	$83	$28

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended March 31,
	2026	2025
Group Benefits	1%	1%
RIS	7%	5%
Asia	17%	11%
Latin America	1%	1%
EMEA	1%	—%
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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Total segment adjusted earnings	$1,763	$1,478
Corporate & Other	(132)	(63)
Total consolidated adjusted earnings	1,631	1,415
Net investment gains (losses)	(670)	(387)
Net derivative gains (losses)	74	432
MRB remeasurement gains (losses)	(120)	(299)
Investment hedge adjustments	(84)	(103)
Depreciation of wholly-owned real estate and REJVs	(61)
Other	222	(131)
Provision for income tax (expense) benefit	170	23
Net income (loss)	$1,162	$950

Segment revenues:
Group	$6,891	$6,783
RIS	4,642	4,647
Asia	3,199	2,885
Latin America	2,306	1,921
EMEA	864	726
MIM (1)	319	219
Total segment revenues	18,221	17,181
Net investment gains (losses)	(670)	(387)
Net derivative gains (losses)	74	432
Investment hedge adjustments	(84)	(103)
Unit-linked investment income	(318)	(227)
Reinsurance activity	301	43
Corporate & Other revenue	1,461	1,646
Other	89	(16)
Total consolidated revenues	$19,074	$18,569
_______________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)
(1)Includes intersegment asset management fees of $131 million and $129 million for the three months ended March 31, 2026 and 2025, respectively, earned in connection with management of general account investments of the Company.
3. Acquisition
Acquisition of PineBridge Investments
In the fourth quarter of 2025, the Company completed the acquisition of PineBridge Investments, which is reported in the MIM segment, for the preliminary purchase consideration of $885 million. The purchase consideration and the purchase price allocation are preliminary and are subject to adjustment during the measurement period, which is up to one year from the acquisition date. See Note 3 to the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information on the acquisition.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$78,651	$79,523
Asia:
Whole and term life & endowments	9,236	10,140
Accident & health	7,259	7,913
Latin America - Fixed annuities	12,453	12,336
Corporate & Other - Long-term care	14,978	15,224
Deferred Profit Liabilities:
RIS - Annuities	3,877	3,855
Asia:
Whole and term life & endowments	915	919
Accident & health	984	993
Latin America - Fixed annuities	540	562
Additional Insurance Liabilities:
Asia:
Variable life	1,052	1,074
Universal and variable universal life	327	330
Corporate & Other - Universal and variable universal life	2,740	2,713
Corporate & Other - Participating life	47,063	47,359
Other long-duration (1)	11,209	11,148
Short-duration and other	15,344	14,766
Total	$206,628	$208,855
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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(13)	(32)
Adjusted balance	(13)	(32)
Issuances	1,296	2,150
Net premiums collected	(1,283)	(2,118)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$79,842	$66,621

Balance, beginning of period, at original discount rate	$81,498	$69,643
Effect of actual variances from expected experience (1)	(46)	(80)
Adjusted balance	81,452	69,563
Issuances	1,297	2,179
Interest accrual	966	833
Benefit payments	(1,828)	(1,620)
Effect of foreign currency translation	(21)	9
Ending balance at original discount rate	81,866	70,964
Effect of changes in discount rate assumptions	(2,889)	(2,533)
Balance, end of period, at current discount rate at balance sheet date	78,977	68,431

Cumulative amount of fair value hedging adjustments	(326)	(285)
Net liability for FPBs	78,651	68,146
Less: Reinsurance recoverables	12,227	2,228
Net liability for FPBs, net of reinsurance	$66,424	$65,918

Undiscounted - Expected future benefit payments	$146,398	$128,949
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$78,977	$68,431
Weighted-average duration of the liability	8 years	8 years
Weighted-average interest accretion (original locked-in) rate	4.8%	4.9%
Weighted-average current discount rate at balance sheet date	5.6%	5.5%
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
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$3,910	$4,023

Balance, beginning of period, at original discount rate	$4,337	$4,286
Effect of actual variances from expected experience	(11)	(14)
Adjusted balance	4,326	4,272
Issuances	207	149
Interest accrual	23	19
Net premiums collected	(167)	(155)
Effect of foreign currency translation	(87)	155
Ending balance at original discount rate	4,302	4,440
Effect of changes in discount rate assumptions	(490)	(318)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	7	(14)
Balance, end of period, at current discount rate at balance sheet date	$3,819	$4,108

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$14,050	$15,190

Balance, beginning of period, at original discount rate	$15,358	$15,252
Effect of actual variances from expected experience	1	(12)
Adjusted balance	15,359	15,240
Issuances	207	149
Interest accrual	98	91
Benefit payments	(256)	(244)
Effect of foreign currency translation	(388)	544
Ending balance at original discount rate	15,020	15,780
Effect of changes in discount rate assumptions	(1,938)	(22)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(27)	(85)
Balance, end of period, at current discount rate at balance sheet date	13,055	15,673

Net liability for FPBs	9,236	11,565
Less: Amount due to reinsurer	(1)	(2)
Net liability for FPBs, net of reinsurance	$9,237	$11,567

Undiscounted:
Expected future gross premiums	$9,147	$9,043
Expected future benefit payments	$25,998	$26,263
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,256	$7,512
Expected future benefit payments	$13,055	$15,673
Weighted-average duration of the liability	16 years	18 years
Weighted -average interest accretion (original locked-in) rate	2.8%	2.6%
Weighted-average current discount rate at balance sheet date	4.0%	2.8%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$15,389	$17,203

Balance, beginning of period, at original discount rate	$18,243	$18,820
Effect of actual variances from expected experience	(36)	(125)
Adjusted balance	18,207	18,695
Issuances	245	338
Interest accrual	53	55
Net premiums collected	(449)	(470)
Effect of foreign currency translation and other - net	(320)	1,072
Ending balance at original discount rate	17,736	19,690
Effect of changes in discount rate assumptions	(3,196)	(2,017)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	46	(84)
Balance, end of period, at current discount rate at balance sheet date	$14,586	$17,589

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$23,153	$26,565

Balance, beginning of period, at original discount rate	$32,942	$32,838
Effect of actual variances from expected experience	(39)	(132)
Adjusted balance	32,903	32,706
Issuances	245	337
Interest accrual	115	116
Benefit payments	(310)	(310)
Effect of foreign currency translation and other - net	(640)	1,661
Ending balance at original discount rate	32,313	34,510
Effect of changes in discount rate assumptions	(10,805)	(6,967)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	155	(325)
Balance, end of period, at current discount rate at balance sheet date	21,663	27,218

Cumulative impact of flooring the future policyholder benefits reserve	182	50
Net liability for FPBs	7,259	9,679
Less: Reinsurance recoverables	102	141
Net liability for FPBs, net of reinsurance	$7,157	$9,538

Undiscounted:
Expected future gross premiums	$35,766	$38,785
Expected future benefit payments	$42,669	$45,242
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$25,297	$30,160
Expected future benefit payments	$21,663	$27,218
Weighted-average duration of the liability	16 years	23 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	4.2%	2.9%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America - Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience	—	—
Adjusted balance	—	—
Issuances	448	330
Interest accrual	2	1
Net premiums collected	(450)	(331)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$12,336	$9,600

Balance, beginning of period, at original discount rate	$11,588	$9,133
Effect of actual variances from expected experience	(1)	(2)
Adjusted balance	11,587	9,131
Issuances	454	348
Interest accrual	106	88
Benefit payments	(238)	(188)
Inflation adjustment	38	120
Effect of foreign currency translation	(407)	400
Ending balance at original discount rate	11,540	9,899
Effect of changes in discount rate assumptions	941	468
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(28)	21
Balance, end of period, at current discount rate at balance sheet date	12,453	10,388

Net liability for FPBs	$12,453	$10,388

Undiscounted - Expected future benefit payments	$17,028	$14,760
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$12,453	$10,388
Weighted-average duration of the liability	11 years	11 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.7%
Weighted-average current discount rate at balance sheet date	2.7%	3.1%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Corporate & Other - Long-term Care
Corporate & Other’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of actual variances from expected experience	21	(22)
Adjusted balance	5,536	5,546
Interest accrual	71	71
Net premiums collected	(142)	(140)
Ending balance at original discount rate	5,465	5,477
Effect of changes in discount rate assumptions	(42)	(35)
Balance, end of period, at current discount rate at balance sheet date	$5,423	$5,442

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of actual variances from expected experience	44	(10)
Adjusted balance	21,534	21,014
Interest accrual	283	276
Benefit payments	(250)	(225)
Ending balance at original discount rate	21,567	21,065
Effect of changes in discount rate assumptions	(1,166)	(907)
Balance, end of period, at current discount rate at balance sheet date	20,401	20,158

Net liability for FPBs	$14,978	$14,716

Undiscounted:
Expected future gross premiums	$10,229	$10,450
Expected future benefit payments	$44,517	$44,745
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,824	$6,932
Expected future benefit payments	$20,401	$20,158
Weighted-average duration of the liability	13 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	6.0%	5.8%
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia - Variable Life and Universal and Variable Universal Life
The Asia segment’s variable life and universal and variable universal life products in Japan offer a contract feature whereby the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2026	2025	2026	2025
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,074	$1,108	$330	$355
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	32	10
Balance, beginning of period, before AOCI adjustment	1,074	1,108	298	345
Effect of actual variances from expected experience	(2)	(2)	(1)	(2)
Adjusted balance	1,072	1,106	297	343
Assessments accrual	(1)	(1)	(2)	—
Interest accrual	4	4	1	1
Excess benefits paid	(8)	(9)	—	—
Effect of foreign currency translation and other, net	(15)	57	(4)	18
Balance, end of period, before AOCI adjustment	1,052	1,157	292	362
Add: AOCI adjustment	—	—	35	10
Balance, end of period	$1,052	$1,157	$327	$372

Weighted-average duration of the liability	16 years	16 years	42 years	42 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%
Corporate & Other - Universal and Variable Universal Life
Corporate & Other’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Three Months Ended March 31,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,713	$2,496
Less: AOCI adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,726	2,513
Effect of actual variances from expected experience	7	11
Adjusted balance	2,733	2,524
Assessments accrual	27	27
Interest accrual	37	34
Excess benefits paid	(43)	(42)
Balance, end of period, before AOCI adjustment	2,754	2,543
Add: AOCI adjustment	(14)	(15)
Balance, end of period	2,740	2,528
Less: Reinsurance recoverables	2,389	2,197
Balance, end of period, net of reinsurance	$351	$331

Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding Corporate & Other’s participating life contracts, were as follows:

	Three Months Ended March 31,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$1,338	$966	$2,150	$833
Asia:
Whole and term life & endowments	328	75	294	72
Accident & health	754	62	778	61
Latin America - Fixed annuities	450	104	331	87
Corporate & Other - Long-term care	179	212	180	205
Deferred Profit Liabilities:
RIS - Annuities	N/A	47	N/A	46
Asia:
Whole and term life & endowments	N/A	12	N/A	10
Accident & health	N/A	6	N/A	5
Latin America - Fixed annuities	N/A	5	N/A	5
Additional Insurance Liabilities:
Asia:
Variable life	51	4	32	4
Universal and variable universal life	16	1	—	1
Corporate & Other - Universal and variable universal life	149	37	159	34
Other long-duration	1,692	126	1,152	122
Total	$4,957	$1,657	$5,076	$1,485
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period	$17,130	$16,118
Less: Reinsurance recoverables	2,906	2,790
Net balance, beginning of period	14,224	13,328
Incurred related to:
Current period	7,380	7,354
Prior periods (1)	6	54
Total incurred	7,386	7,408
Paid related to:
Current period	(3,589)	(3,480)
Prior periods	(3,429)	(3,356)
Total paid	(7,018)	(6,836)
Net balance, end of period	14,592	13,900
Add: Reinsurance recoverables	3,048	2,905
Balance, end of period (included in FPBs and other policy-related balances)	$17,640	$16,805
__________________
(1)For the three months ended March 31, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
Group Benefits - Life	$11,085	$11,005
RIS:
Capital markets investment products and stable value GICs	67,069	65,592
Annuities and risk solutions	27,489	26,406
Asia:
Universal and variable universal life	54,812	54,374
Fixed annuities	43,956	43,188
Corporate & Other:
Annuities	6,184	6,383
Life and other	7,036	7,109
Other	22,205	22,800
Total	$239,836	$236,857

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
Group Benefits
Life
The Group Benefits segment’s life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$11,005	$7,632
Transfer (1)	—	3,773
Deposits	1,139	1,005
Policy charges	(167)	(167)
Surrenders and withdrawals	(956)	(971)
Benefit payments	(3)	(4)
Net transfers from (to) separate accounts	(1)	1
Interest credited	68	71
Balance, end of period	$11,085	$11,340

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$11,015	$11,275
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$269,900	$266,816
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$514	$93	$748	$4,312	$5,667
Equal to or greater than 2% but less than 4%	4,472	98	75	—	4,645
Equal to or greater than 4%	661	24	—	56	741
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	32
Total	$5,647	$215	$823	$4,368	$11,085

March 31, 2025
Equal to or greater than 0% but less than 2%	$468	$75	$810	$4,164	$5,517
Equal to or greater than 2% but less than 4%	4,851	104	62	—	5,017
Equal to or greater than 4%	693	27	3	48	771
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	35
Total	$6,012	$206	$875	$4,212	$11,340
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$65,592	$63,715
Deposits	20,015	22,694
Surrenders and withdrawals	(18,767)	(22,340)
Interest credited	595	601
Effect of foreign currency translation and other, net	(366)	477
Balance, end of period	$67,069	$65,147

Weighted-average annual crediting rate	3.7%	3.8%
Cash surrender value at period end	$1,506	$1,468

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,436	$2,436
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	64,633
Total	$—	$—	$—	$2,436	$67,069

March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,376	$2,376
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	62,771
Total	$—	$—	$—	$2,376	$65,147
Annuities and Risk Solutions
The RIS segment’s annuity and risk solutions PABs include certain structured settlements and institutional income annuities, group and individual fixed deferred annuities, the fixed account portion of group variable deferred annuities, registered index-linked annuities and benefit funding solutions that include postretirement benefits and company-, bank- or trust-owned life insurance used to finance nonqualified benefit programs for executives. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$26,406	$20,699
Transfer (1)	—	3,109
Deposits	1,701	1,113
Policy charges	(50)	(47)
Surrenders and withdrawals	(588)	(240)
Benefit payments	(321)	(288)
Net transfers from (to) separate accounts	(6)	15
Interest credited	273	239
Other	74	20
Balance, end of period	$27,489	$24,620

Weighted-average annual crediting rate	4.1%	4.0%

At period end:
Cash surrender value	$14,490	$12,928
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$46,517	$44,669
At annuitization or exercise of other living benefits	$13	$15
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$3,740	$3,748
Equal to or greater than 2% but less than 4%	426	2,202	541	1,569	4,738
Equal to or greater than 4%	4,082	—	431	6	4,519
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	14,484
Total	$4,508	$2,202	$980	$5,315	$27,489

March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$7	$2,545	$2,552
Equal to or greater than 2% but less than 4%	349	2,507	622	1,193	4,671
Equal to or greater than 4%	4,403	11	423	6	4,843
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,554
Total	$4,752	$2,518	$1,052	$3,744	$24,620

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$54,374	$50,801
Deposits	1,504	1,175
Policy charges	(231)	(231)
Surrenders and withdrawals	(940)	(698)
Benefit payments	(134)	(157)
Interest credited	412	369
Effect of foreign currency translation and other, net	(173)	704
Balance, end of period	$54,812	$51,963

Weighted-average annual crediting rate	3.1%	2.9%

At period end:
Cash surrender value	$48,823	$45,470
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$80,365	$86,430

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$9,644	$18	$270	$2,081	$12,013
Equal to or greater than 2% but less than 4%	6,932	15,919	4,875	11,983	39,709
Equal to or greater than 4%	226	—	—	—	226
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	2,864
Total	$16,802	$15,937	$5,145	$14,064	$54,812

March 31, 2025
Equal to or greater than 0% but less than 2%	$10,301	$17	$243	$1,699	$12,260
Equal to or greater than 2% but less than 4%	7,513	15,844	5,098	10,559	39,014
Equal to or greater than 4%	236	—	—	—	236
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	453
Total	$18,050	$15,861	$5,341	$12,258	$51,963
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$43,188	$38,421
Deposits	1,415	1,445
Policy charges	(1)	(1)
Surrenders and withdrawals	(657)	(470)
Benefit payments	(483)	(477)
Interest credited	356	289
Effect of foreign currency translation and other, net	138	94
Balance, end of period	$43,956	$39,301

Weighted-average annual crediting rate	3.3%	3.0%

At period end:
Cash surrender value	$39,758	$34,369
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$2	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$278	$369	$3,763	$38,501	$42,911
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,041
Total	$278	$373	$3,763	$38,501	$43,956

March 31, 2025
Equal to or greater than 0% but less than 2%	$310	$480	$4,624	$32,683	$38,097
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,200
Total	$310	$484	$4,624	$32,683	$39,301
Corporate & Other
Annuities
Corporate & Other’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$6,383	$10,142
Transfer (1)	—	(3,109)
Deposits	24	31
Policy charges	(2)	(2)
Surrenders and withdrawals	(206)	(245)
Benefit payments	(67)	(84)
Net transfers from (to) separate accounts	4	24
Interest credited	50	54
Other	(2)	(4)
Balance, end of period	$6,184	$6,807

Weighted-average annual crediting rate	3.3%	3.2%

At period end:
Cash surrender value	$5,692	$6,250
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,425	$2,577
At annuitization or exercise of other living benefits	$854	$778
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs, which are disclosed in “Corporate & Other – Annuities” in Note 6.
Corporate & Other’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$40	$9	$362	$273	$684
Equal to or greater than 2% but less than 4%	2,458	1,533	292	56	4,339
Equal to or greater than 4%	647	174	4	—	825
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	336
Total	$3,145	$1,716	$658	$329	$6,184

March 31, 2025
Equal to or greater than 0% but less than 2%	$15	$126	$409	$78	$628
Equal to or greater than 2% but less than 4%	2,067	2,411	352	83	4,913
Equal to or greater than 4%	490	392	8	—	890
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	376
Total	$2,572	$2,929	$769	$161	$6,807

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Life and Other
Corporate & Other’s life and other PABs include universal life products, the fixed account portion of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,109	$11,132
Transfer (1)	—	(3,773)
Deposits	129	115
Policy charges	(161)	(170)
Surrenders and withdrawals	(74)	(56)
Benefit payments	(41)	(45)
Net transfers from (to) separate accounts	5	14
Interest credited	71	72
Other	(2)	3
Balance, end of period	$7,036	$7,292

Weighted-average annual crediting rate	4.1%	4.0%

At period end:
Cash surrender value	$6,508	$6,743
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$60,110	$63,491
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Including offsets from reinsurance, the net amount at risk at March 31, 2026 and 2025 would be reduced by 99% and 98%, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
March 31, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	362	164	605	140	1,271
Equal to or greater than 4%	4,720	385	1	20	5,126
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	639
Total	$5,082	$549	$606	$160	$7,036

March 31, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	358	168	256	527	1,309
Equal to or greater than 4%	4,814	120	400	23	5,357
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	626
Total	$5,172	$288	$656	$550	$7,292
6. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Corporate & Other - Annuities	$207	$2,152	$1,945	$258	$2,043	$1,785
Other	185	370	185	200	363	163
Total	$392	$2,522	$2,130	$458	$2,406	$1,948

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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,785	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,665	$1,992
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	74	80
Benefit payments	(24)	(23)
Effect of changes in interest rates	(14)	108
Effect of changes in capital markets	61	76
Effect of changes in equity index volatility	66	11
Actual policyholder behavior different from expected behavior	66	72
Effect of foreign currency translation and other, net	(28)	(14)
Effect of changes in risk margin	2	14
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,868	2,125
Cumulative effect of changes in the instrument-specific credit risk	78	57
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	2
Balance, end of period	1,945	2,184
Less: Reinsurance recoverable	373	—
Balance, end of period, net of reinsurance	$1,572	$2,184

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,428	$2,582
At annuitization or exercise of other living benefits	$830	$795
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	72 years
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1 for further information on the Strategic Reorganization.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$163	$140

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$160	$126
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	15	16
Benefit payments	(4)	(4)
Effect of changes in interest rates	(6)	14
Effect of changes in capital markets	1	5
Effect of changes in equity index volatility	31	4
Actual policyholder behavior different from expected behavior	7	3
Effect of foreign currency translation and other, net	(14)	3
Effect of changes in risk margin	—	2
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	190	360
Cumulative effect of changes in the instrument-specific credit risk	(4)	(18)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	1
Balance, end of period	185	343
Less: Reinsurance recoverable	10	15
Balance, end of period, net of reinsurance	$175	$328
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
6. Market Risk Benefits (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1 for further information on the Strategic Reorganization.
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	March 31, 2026	December 31, 2025
	(In millions)
RIS:
Stable value and risk solutions	$38,286	$38,925
Annuities	17,706	18,099
Latin America - Pensions	46,741	48,549
Corporate & Other - Annuities	18,347	19,621
Other	26,606	26,739
Total	$147,686	$151,933
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
The balances of and changes in separate account liabilities were as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	Corporate & Other Annuities
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$38,925	$18,099	$48,549	$19,621
Premiums and deposits	623	62	1,915	14
Policy charges	(78)	(27)	(74)	(104)
Surrenders and withdrawals	(697)	(431)	(1,565)	(592)
Benefit payments	(42)	(11)	(611)	(117)
Investment performance	45	(287)	254	(470)
Net transfers from (to) general account	13	(7)	—	(4)
Effect of foreign currency translation and other, net	(503)	308	(1,727)	(1)
Balance, end of period	$38,286	$17,706	$46,741	$18,347
Three Months Ended March 31, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Transfer, January 1 (1)	—	6,926	—	(6,926)
Premiums and deposits	642	56	1,668	16
Policy charges	(67)	(27)	(69)	(113)
Surrenders and withdrawals	(2,297)	(370)	(1,218)	(654)
Benefit payments	(39)	(10)	(427)	(104)
Investment performance	609	61	708	(229)
Net transfers from (to) general account	1	(16)	—	(24)
Effect of foreign currency translation and other, net (2)	(1,027)	100	1,752	—
Balance, end of period	$38,141	$17,721	$41,179	$19,795

Cash surrender value at March 31, 2026 (3)	$34,431	$6,518	$46,741	$18,249
Cash surrender value at March 31, 2025 (3)	$34,077	$6,492	$41,179	$19,685
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	March 31, 2026
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,052	$1,048	$11,986	$4,478	$—	$26,564
Public utilities	—	1,061	130	—	—	—	1,191
Municipals	—	294	20	—	—	—	314
Corporate bonds	—	7,985	714	7,963	421	—	17,083
Total bonds	—	18,392	1,912	19,949	4,899	—	45,152
Mortgage-backed securities	—	8,332	—	—	—	—	8,332
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,351	—	—	—	—	2,351
Redeemable preferred stock	—	7	140	—	—	—	147
Total fixed maturity securities	—	29,082	2,052	19,949	4,899	—	55,982
Equity securities	—	2,678	4,032	4,050	2,141	—	12,901
Mutual funds:
Bond funds	86	1,600	251	6,319	43	1,960	10,259
Equity funds	1,084	6,275	3,053	12,841	60	12,779	36,092
Balanced funds	80	91	—	—	—	3	174
Other	115	10,819	379	—	28	10,490	21,831
Total mutual funds	1,365	18,785	3,683	19,160	131	25,232	68,356
Other invested assets	—	988	327	2,997	187	—	4,499
Total investments	1,365	51,533	10,094	46,156	7,358	25,232	141,738
Other assets	—	4,559	740	585	64	—	5,948
Total	$1,365	$56,092	$10,834	$46,741	$7,422	$25,232	$147,686

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)

	December 31, 2025
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$9,257	$1,128	$12,336	$4,326	$—	$27,047
Public utilities	—	1,077	173	—	—	—	1,250
Municipals	—	307	17	—	—	—	324
Corporate bonds	—	8,078	733	8,749	461	—	18,021
Total bonds	—	18,719	2,051	21,085	4,787	—	46,642
Mortgage-backed securities	—	8,306	—	—	—	—	8,306
ABS & CLO	—	2,388	—	—	—	—	2,388
Redeemable preferred stock	—	8	138	—	—	—	146
Total fixed maturity securities	—	29,421	2,189	21,085	4,787	—	57,482
Equity securities	—	2,889	3,698	4,261	1,953	—	12,801
Mutual funds:
Bond funds	87	1,270	191	5,657	44	2,041	9,290
Equity funds	1,156	6,561	3,366	13,495	169	13,782	38,529
Balanced funds	80	89	—	—	—	2	171
Other	115	10,673	336	—	68	11,097	22,289
Total mutual funds	1,438	18,593	3,893	19,152	281	26,922	70,279
Other invested assets	—	1,198	312	3,753	118	—	5,381
Total investments	1,438	52,101	10,092	48,251	7,139	26,922	145,943
Other assets	—	5,027	640	298	25	—	5,990
Total	$1,438	$57,128	$10,732	$48,549	$7,164	$26,922	$151,933

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows at:

	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance at January 1, 2026	$250	$785	$11,643	$2,343	$2,021	$2,691	$19,733
Capitalizations	6	87	465	240	155	6	959
Amortization	(12)	(22)	(201)	(161)	(95)	(52)	(543)
Effect of foreign currency translation and other, net	—	—	(157)	—	(40)	(1)	(198)
Balance at March 31, 2026	$244	$850	$11,750	$2,422	$2,041	$2,644	$19,951

Balance at January 1, 2025	$250	$552	$10,785	$1,836	$1,664	$3,091	$18,178
Transfer, January 1 (4)	—	98	—	—	—	(98)	—
Capitalizations	5	37	351	172	126	7	698
Amortization	(6)	(18)	(205)	(120)	(91)	(54)	(494)
Effect of foreign currency translation and other, net	—	—	194	54	47	1	296
Balance at March 31, 2025	$249	$669	$11,125	$1,942	$1,746	$2,947	$18,678

VOBA:
Balance at January 1, 2026	$—	$10	$875	$393	$91	$5	$1,374
Amortization	—	(1)	(15)	(12)	(3)	—	(31)
Effect of foreign currency translation and other, net	—	—	(13)	(11)	(1)	—	(25)
Balance at March 31, 2026	$—	$9	$847	$370	$87	$5	$1,318

Balance at January 1, 2025	$—	$13	$935	$393	$94	$14	$1,449
Amortization	—	(1)	(16)	(9)	(4)	(1)	(31)
Effect of foreign currency translation and other, net	—	—	47	16	3	—	66
Balance at March 31, 2025	$—	$12	$966	$400	$93	$13	$1,484

Total DAC and VOBA:
Balance at March 31, 2026							$21,269
Balance at March 31, 2025							$20,162
Balance at December 31, 2025							$21,107
__________________
(1)Includes DAC balances primarily related to accident & health, universal and variable universal life, variable life and fixed annuity products and VOBA balances primarily related to accident & health products.
(2)Includes DAC balances primarily related to universal life, variable universal life, ordinary life and accident & health products.
(3)Includes DAC balances primarily related to whole life, variable annuities, term life, universal life, and long-term care products. See Note 1 for further information on the Strategic Reorganization.
(4)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the three months ended March 31, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue (continued)
Unearned Revenue
Information regarding the Company’s unearned revenue primarily related to interest sensitive whole life, variable life and universal life products by segment, as well as Corporate & Other, included in other policy-related balances was as follows:

	Three Months Ended March 31, 2026
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$23	$3,346	$997	$723	$73	$5,162
Deferrals	1	114	38	27	3	183
Amortization	(2)	(58)	(32)	(19)	(1)	(112)
Effect of foreign currency translation and other, net	—	(28)	(7)	(14)	—	(49)
Balance, end of period	$22	$3,374	$996	$717	$75	$5,184

	Three Months Ended March 31, 2025
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	1	106	33	24	3	167
Amortization	(2)	(61)	(26)	(18)	(2)	(109)
Effect of foreign currency translation and other, net	—	6	16	19	—	41
Balance, end of period	$26	$3,127	$864	$647	$70	$4,734
__________________
(1)See Note 1 for information on the Strategic Reorganization.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments
Fixed Maturity Securities Available-for-Sale
Fixed Maturity Securities Available-for-Sale by Sector
The following table presents fixed maturity securities available-for-sale (“AFS”) by sector. U.S. corporate and foreign corporate sectors include redeemable preferred stock. Residential mortgage-backed securities (“RMBS”) includes agency, prime, prime investor, nonqualified residential mortgage, alternative, reperforming and sub-prime mortgage-backed securities. ABS & CLO includes securities collateralized by consumer loans, corporate loans, broadly syndicated bank loans, and other assets. Municipals includes taxable and tax-exempt revenue bonds and, to a much lesser extent, general obligations of states, municipalities and political subdivisions. Commercial mortgage-backed securities (“CMBS”) primarily includes securities collateralized by multiple commercial mortgage loans. RMBS, ABS & CLO and CMBS are, collectively, “Structured Products.”

	March 31, 2026					December 31, 2025
			Gross Unrealized		Estimated Fair Value			Gross Unrealized		Estimated Fair Value
Sector	Amortized Cost	Allowance for Credit Loss (“ACL”)	Gains	Losses		Amortized Cost	ACL	Gains	Losses
	(In millions)
U.S. corporate	$95,266	$(134)	$1,440	$7,602	$88,970	$92,855	$(138)	$1,899	$6,657	$87,959
Foreign corporate	63,323	(52)	1,955	5,168	60,058	62,606	(7)	2,443	4,453	60,589
RMBS	46,999	(1)	595	2,040	45,553	46,567	(1)	822	1,970	45,418
Foreign government	47,427	(57)	907	8,230	40,047	47,037	(57)	1,068	7,300	40,748
U.S. government and agency	41,753	—	224	6,028	35,949	42,877	—	303	5,658	37,522
ABS & CLO	25,346	(5)	177	482	25,036	23,028	(6)	246	371	22,897
Municipals	12,069	—	174	1,411	10,832	12,195	—	225	1,356	11,064
CMBS	10,008	(24)	95	414	9,665	10,036	(40)	131	393	9,734
Total fixed maturity securities AFS	$342,191	$(273)	$5,567	$31,375	$316,110	$337,201	$(249)	$7,137	$28,158	$315,931
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at March 31, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$12,593	$50,867	$57,639	$138,496	$82,323	$341,918
Estimated fair value	$12,728	$50,793	$56,532	$115,803	$80,254	$316,110
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

	March 31, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$21,890	$896	$35,810	$6,685	$8,564	$527	$37,884	$6,092
Foreign corporate	14,050	426	20,751	4,721	5,314	199	22,687	4,251
RMBS	11,892	174	11,296	1,867	3,848	69	12,983	1,902
Foreign government	13,185	965	15,743	7,264	9,716	652	16,214	6,646
U.S. government and agency	8,947	253	16,336	5,775	8,544	181	16,341	5,477
ABS & CLO	11,832	131	3,867	351	5,349	49	4,000	322
Municipals	1,246	76	5,177	1,335	1,000	79	5,147	1,277
CMBS	2,240	60	3,498	351	1,164	36	3,660	355
Total fixed maturity securities AFS	$85,282	$2,981	$112,478	$28,349	$43,499	$1,792	$118,916	$26,322
Investment grade	$82,098	$2,856	$109,739	$28,007	$41,743	$1,707	$116,021	$26,002
Below investment grade	3,184	125	2,739	342	1,756	85	2,895	320
Total fixed maturity securities AFS	$85,282	$2,981	$112,478	$28,349	$43,499	$1,792	$118,916	$26,322
Total number of securities in an unrealized loss position	9,486		9,439		5,489		9,850
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s Evaluation and Measurement Methodologies of Fixed Maturity Securities AFS for Credit Loss.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $3.2 billion for the three months ended March 31, 2026 to $31.3 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at March 31, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of March 31, 2026, $342 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications, and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
At March 31, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at March 31, 2026.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$138	$7	$57	$1	$6	$40	$249
ACL not previously recorded	—	52	—	—	—	4	56
Changes for securities with previously recorded ACL	22	—	—	—	(1)	4	25
Securities sold or exchanged	(26)	(7)	—	—	—	(24)	(57)
Balance, end of period	$134	$52	$57	$1	$5	$24	$273
Three Months Ended March 31, 2025
Balance, beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	—	—	—	1	—	7	8
Changes for securities with previously recorded ACL	7	—	—	—	1	2	10
Securities sold or exchanged	(26)	(12)	—	—	(3)	—	(41)
Balance, end of period	$40	$6	$57	$2	$7	$25	$137

Equity Securities
The following table presents equity securities by security type:

	March 31, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value		Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type	Cost			Cost
	(In millions)
Common stock (2)	$561	$235	$796	$498	$246	$744
Non-redeemable preferred stock	121	10	131	106	8	114
Total	$682	$245	$927	$604	$254	$858
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type:

	March 31, 2026			December 31, 2025
Asset Type	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
	(In millions)
Contractholder-directed equity securities:
Equity securities	$3,153	$750	$3,903	$3,164	$855	$4,019
Series mutual funds and other securities	5,103	1,249	6,352	5,089	1,640	6,729
Total contractholder-directed equity securities	$8,256	$1,999	$10,255	$8,253	$2,495	$10,748
FVO securities:
Securities held by CFEs	$1,243	$—	$1,243	$1,283	$—	$1,283
General account and other securities	1,110	827	1,937	1,149	779	1,928
Total FVO securities:	$2,353	$827	$3,180	$2,432	$779	$3,211
Total	$10,609	$2,826	$13,435	$10,685	$3,274	$13,959
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	March 31, 2026		December 31, 2025
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$48,029	57.4%	$49,400	58.4%
Agricultural	19,355	23.1	19,551	23.1
Residential	17,520	20.9	16,800	19.9
Total amortized cost	84,904	101.4	85,751	101.4
ACL	(1,213)	(1.4)	(1,193)	(1.4)
Total mortgage loans held-for-investment	83,691	100.0	84,558	100.0
Mortgage loans held-for-sale	35	—	35	—
Total mortgage loans	$83,726	100.0%	$84,593	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $6.1 billion and $6.5 billion at amortized cost, with the corresponding mortgage loan secured financing liability of $6.1 billion and $6.5 billion included in other liabilities on the consolidated balance sheet at March 31, 2026 and December 31, 2025, respectively.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($759) million and ($789) million at March 31, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at March 31, 2026 was $164 million, $170 million and $155 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $172 million, $206 million and $140 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $1.4 billion and $912 million for the three months ended March 31, 2026 and 2025, respectively.
Sales of mortgage loans were $19 million for the three months ended March 31, 2026.
For the three months ended March 31, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $82 million.
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Three Months Ended March 31,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$807	$115	$271	$1,193	$537	$84	$179	$800
Provision (release)	165	2	(50)	117	160	11	10	181
Charge-offs, net of recoveries	(87)	(9)	(1)	(97)	—	—	—	—
Balance, end of period	$885	$108	$220	$1,213	$697	$95	$189	$981
The gross charge-offs of mortgage loans by origination year and portfolio segment for the three months ended March 31, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$—	$87	$87
Agricultural	—	—	—	—	—	9	9
Residential	—	—	1	—	—	—	1
Total	$—	$—	$1	$—	$—	$96	$97
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
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify mortgage loans to borrowers. Each mortgage loan modification is evaluated to determine whether the borrower was experiencing financial difficulties. Disclosed below are those modifications, in materially impacted mortgage segments, where the borrower was determined to be experiencing financial difficulties and the mortgage loans were modified by any of the following means: principal forgiveness, interest rate reduction, other-than-insignificant payment delay or maturity extension. The amount, timing and extent of modifications granted and subsequent performance are considered in determining any ACL recorded. All loans modified to borrowers experiencing financial difficulties are evaluated individually for credit loss as collateral dependent loans.
These mortgage loan modifications are summarized as follows:

	Three Months Ended March 31,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$250	$—	$250	5	0	<1%
For the three months ended March 31, 2026, all commercial and agricultural mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current. For the three months ended March 31, 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$779	$2,595	$3,258	$1,957	$2,253	$13,786	$1,712	$26,340	54.8%
65% to 75%	125	399	550	632	2,145	3,731	—	7,582	15.8
76% to 80%	—	98	—	63	410	2,304	—	2,875	6.0
Greater than 80%	—	187	187	65	783	10,010	—	11,232	23.4
Total	$904	$3,279	$3,995	$2,717	$5,591	$29,831	$1,712	$48,029	100.0%
DSCR:
> 1.20x	$755	$2,673	$3,665	$1,973	$4,555	$24,243	$1,712	$39,576	82.4%
1.00x - 1.20x	—	318	6	384	459	3,443	—	4,610	9.6
<1.00x	149	288	324	360	577	2,145	—	3,843	8.0
Total	$904	$3,279	$3,995	$2,717	$5,591	$29,831	$1,712	$48,029	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$428	$1,353	$682	$1,171	$2,130	$10,588	$1,412	$17,764	91.8%
65% to 75%	—	84	47	77	286	825	18	1,337	6.9
76% to 80%	—	—	—	—	22	32	4	58	0.3
Greater than 80%	—	—	12	—	147	23	14	196	1.0
Total	$428	$1,437	$741	$1,248	$2,585	$11,468	$1,448	$19,355	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at March 31, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$111	$3,646	$2,085	$722	$2,108	$8,296	$—	$16,968	96.8%
Nonperforming (1)	—	24	59	53	98	318	—	552	3.2
Total	$111	$3,670	$2,144	$775	$2,206	$8,614	$—	$17,520	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $179 million and $186 million at March 31, 2026 and December 31, 2025, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both March 31, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In millions)
Commercial	$828	$682	$10	$3	$1,894	$1,915
Agricultural	255	252	57	66	208	225
Residential	552	523	28	23	524	500
Total	$1,635	$1,457	$95	$92	$2,626	$2,640
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

			Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,379	$4,174	$85	$89
Other real estate	773	710	75	75
REJVs	8,204	8,556	66	43
Total real estate and REJVs	$13,356	$13,440	$226	$207
Depreciation expense on real estate investments was $29 million for both the three months ended March 31, 2026 and 2025. Real estate investments were net of accumulated depreciation of $1.1 billion for both March 31, 2026 and December 31, 2025.
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
See Note 11 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a summary of leased real estate investments and earned income by property type.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $935 million and $676 million at March 31, 2026 and December 31, 2025, respectively. For the three months ended March 31, 2026 and 2025, income tax credits and other income tax benefits of $25 million and $28 million, respectively, and amortized expenses of $22 million and $23 million, respectively, were recognized net as a component of income tax expense in the Company’s interim condensed consolidated statements of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $11.2 billion and $11.5 billion, at estimated fair value, at March 31, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	March 31, 2026	December 31, 2025
	(In millions)
Japan	$15,609	$16,265
South Korea	$4,982	$5,971
Mexico	$4,709	$4,190
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$12,169	$12,552	$12,481	$11,866	$12,198	$12,082
Repurchase agreements	$3,124	$3,075	$3,043	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both March 31, 2026 and December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Contractual Maturities
Contractual maturities of these transactions and agreements accounted for as secured borrowings were as follows:

	March 31, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$2,007	$4,852	$4,387	$—	$11,246	$1,986	$3,911	$4,880	$—	$10,777
Foreign government	—	745	263	—	1,008	—	755	355	—	1,110
Agency RMBS	—	127	171	—	298	—	311	—	—	311
Total	$2,007	$5,724	$4,821	$—	$12,552	$1,986	$4,977	$5,235	$—	$12,198
Repurchase agreements:
U.S. government and agency	$—	$3,075	$—	$—	$3,075	$—	$2,975	$—	$—	$2,975
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

	March 31, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,529	$1,396
Invested assets held in trust (external reinsurance agreements) (1)	3,646	1,775
Invested assets pledged as collateral (2)	28,548	27,663
Total invested assets on deposit, held in trust and pledged as collateral	$33,723	$30,834
__________________
(1)Represents assets held in trust related to assumed third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.8 billion at both March 31, 2026 and December 31, 2025.
(2)The Company has pledged invested assets in connection with various agreements and transactions, including funding agreements, repurchase agreements and a collateral financing arrangement (see Notes 5, 16 and 17 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report). For information regarding invested assets pledged in connection with derivative transactions, see Note 10.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $700 million at redemption value at both March 31, 2026 and December 31, 2025.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures of $22.3 billion and $22.4 billion at March 31, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $1.0 billion and $1.2 billion at March 31, 2026 and December 31, 2025, respectively.
Variable Interest Entities
The Company has invested in legal entities that are VIEs. Legal entities are determined to be VIEs if (1) the equity investors lack (i) the ability to control the entity, (ii) the obligation to absorb losses or (iii) the rights to receive returns of the entity, or (2) the entity lacks sufficient equity to finance its activities without subordinated financial support.
For VIEs, the Company determines whether it is the primary beneficiary, which involves an evaluation of the purpose and design of the entity and whether, based on the design of the entity, the Company has both (1) the power to direct the activities of the entity which most significantly affect the economic performance of the entity and (2) the obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE. Significant judgment is required in the primary beneficiary determination, which includes an evaluation of the substance of contractual arrangements and voting agreements, the rights of other investors in an entity and the potential financial results of the entity.
The Company continuously assesses if facts or circumstances indicate that a potential change in the primary beneficiary has occurred. This could include new contractual arrangements of an entity or changes in the investors of an entity. As a result of changes in circumstances, the Company may consolidate or deconsolidate a VIE.
Consolidated VIEs
The Company is the asset manager of certain asset-backed securitization entities, primarily collateralized loan obligations (“CLOs”), for which the Company earns asset management fees. The Company may invest in securities issued by these entities. The Company is also the asset manager of certain investment fund structures in which the Company also invests.
The Company has analyzed its relationships with the CLOs and investment fund structures and determined that it is the primary beneficiary of these entities. This analysis includes a review of the rights and responsibilities as the asset manager, the rights of the investors in the entity, and the exposure of the Company to the potential losses and returns of the entity.
The assets of the VIEs may only be used to satisfy the liabilities of the respective VIEs. The Company is not required to, and has not provided, material financial support to the VIEs, other than its investment in these VIEs.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Asset Type	Consolidated VIEs for which the Company is the Asset Manager		Other Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs	$1,257	$1,300	$—	$—
Contractholder-directed equity securities	408	451	—	—
Real estate and REJVs	173	81	203	221
Investment funds (1)	590	490	—	—
Renewable energy partnership (1)	—	—	43	45
Leases (1)	24	25	—	—
Cash and cash equivalents	121	90	11	6
Other	23	21	25	34
Total assets of consolidated VIEs	$2,596	$2,458	$282	$306
Short-term debt	$—	$—	$113	$117
Long-term debt	68	28	—	—
Notes issued by CFEs	1,138	1,206	—	—
Other liabilities	132	158	7	9
Total liabilities of consolidated VIEs	$1,338	$1,392	$120	$126
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
The Company invests in structured products issued by CFEs or securitization entities that are VIEs which typically do not have substantial equity. Its investments in these structured products are fixed maturity securities investments and include mortgage-backed securities, and ABS & CLOs. The Company’s exposure to losses of these entities is limited to the amount of its investment. See “— Fixed Maturity Securities Available-for-Sale” for details regarding amounts and classification of these assets.
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities, FVO securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $24.4 billion and $24.6 billion at March 31, 2026 and December 31, 2025, respectively, and the Company’s unfunded commitments were $5.9 billion and $6.2 billion at March 31, 2026 and December 31, 2025, respectively.
In connection with a certain reinsurance agreement, collateral securing the reinsurance agreement was transferred to trusts that do not have substantial equity. For managing these assets, MIM will recognize asset management fees which represent a variable interest. The Company’s maximum exposure to loss is limited to the asset management fee revenue that has been earned but not yet received.
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the three months ended March 31, 2026 or 2025.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended March 31,
Asset Type	2026	2025
	(In millions)
Fixed maturity securities AFS (1)	$3,900	$3,467
Equity securities	6	9
FVO securities	(30)	(20)
Mortgage loans (1)	1,079	1,139
Policy loans	109	107
Real estate and REJVs	226	207
OLPI (1)	458	220
Cash, cash equivalents and short-term investments (1)	224	250
Operating joint ventures	(1)	20
Other	221	239
Subtotal investment income	6,192	5,638
Less: Investment expenses	518	526
Subtotal, net	5,674	5,112
Unit-linked investments	(319)	(227)
Net investment income	$5,355	$4,885

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$171	$43
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	(549)	(289)
Net realized and unrealized gains (losses) recognized in net investment income	$(378)	$(246)

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$(392)	$(260)

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$533	$267
________________
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

	Three Months Ended March 31,
Asset Type	2026	2025
	(In millions)
Fixed maturity securities AFS	$(211)	$(244)
Equity securities	(16)	(12)
Mortgage loans	(126)	(192)
Real estate and REJVs (excluding changes in estimated fair value)	(121)	—
OLPI (excluding changes in estimated fair value) (1)	(44)	(1)
Other gains (losses)	(32)	(5)
Subtotal	(550)	(454)
Change in estimated fair value of OLPI and REJVs	3	3
Non-investment portfolio gains (losses)	(123)	64
Subtotal	(120)	67
Net investment gains (losses)	$(670)	$(387)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(242)	$(301)
Impairment (losses)	(139)	(5)
Recognized gains (losses):
Change in ACL recognized in earnings	(155)	(159)
Unrealized net gains (losses) recognized in earnings	(11)	14
Total recognized gains (losses)	(166)	(145)
Non-investment portfolio gains (losses)	(123)	64
Net investment gains (losses)	$(670)	$(387)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(11)	$(10)

Foreign currency gains (losses)	$(132)	$75

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(242)	$(301)
Recognized in net investment income	171	43
Net realized investment gains (losses) from sales and disposals of investments	$(71)	$(258)
__________________
(1)Includes a net loss of $51 million and $2 million for the three months ended March 31, 2026 and 2025, respectively, for private equity investments sold. For the three months ended March 31, 2026 and 2025, the Company sold $745 million and $43 million, respectively, in portfolios of investments to funds for proceeds of $694 million and $41 million, respectively, in cash and receivables secured by the value of the respective funds. The Company has entered into agreements to serve as the asset manager of the funds for which it receives management fees.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Fixed Maturity Securities AFS and Equity Securities – Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended March 31,
Fixed Maturity Securities AFS	2026	2025
	(In millions)
Proceeds	$11,001	$7,241
Gross investment gains	$118	$86
Gross investment (losses)	(305)	(351)
Realized gains (losses) on sales and disposals	(187)	(265)
Net credit loss (provision) release (change in ACL recognized in earnings)	(21)	24
Impairment (losses)	(3)	(3)
Net credit loss (provision) release and impairment (losses)	(24)	21
Net investment gains (losses)	$(211)	$(244)

Equity Securities
Realized gains (losses) on sales and disposals	$(7)	$(22)
Unrealized net gains (losses) recognized in earnings	(9)	10
Net investment gains (losses)	$(16)	$(12)
10. Derivatives
Accounting for Derivatives
See Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for a description of the Company’s accounting policies for derivatives and Note 11 for information about the fair value hierarchy for derivatives.
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
For detailed information on these contracts and the related strategies, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		March 31, 2026			December 31, 2025
			Estimated Fair Value			Estimated Fair Value
	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,761	$924	$684	$4,924	$923	$706
Foreign currency swaps	Foreign currency exchange rate	3,342	75	15	1,607	33	22
Subtotal		8,103	999	699	6,531	956	728
Cash flow hedges:
Interest rate swaps	Interest rate	3,773	1	248	4,002	—	267
Interest rate forwards	Interest rate	4,085	2	1,030	4,389	16	1,049
Foreign currency swaps	Foreign currency exchange rate	47,437	2,490	1,953	47,097	2,358	2,184
Subtotal		55,295	2,493	3,231	55,488	2,374	3,500
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	1,263	48	3	1,052	32	10
Currency options	Foreign currency exchange rate	3,000	298	—	3,000	264	—
Subtotal		4,263	346	3	4,052	296	10
Total qualifying hedges		67,661	3,838	3,933	66,071	3,626	4,238
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	25,514	1,420	1,503	24,623	1,409	1,434
Interest rate floors	Interest rate	6,140	45	—	5,640	34	—
Interest rate caps	Interest rate	14,898	69	1	14,898	48	1
Interest rate futures	Interest rate	1,703	2	3	1,679	1	3
Interest rate options	Interest rate	22,704	160	105	23,820	155	130
Interest rate forwards	Interest rate	1,958	—	231	2,731	16	176
Synthetic GICs	Interest rate	52,257	—	—	52,664	—	—
Foreign currency swaps	Foreign currency exchange rate	10,798	1,241	134	10,210	1,167	175
Foreign currency forwards	Foreign currency exchange rate	15,893	110	762	15,694	85	1,012
Currency futures	Foreign currency exchange rate	287	3	—	292	—	1
Credit default swaps — purchased	Credit	2,684	3	50	2,739	2	58
Credit default swaps — written	Credit	14,754	197	1	8,873	153	1
Equity futures	Equity market	1,129	23	12	1,380	5	2
Equity index options	Equity market	17,639	450	257	16,253	337	281
Equity variance swaps	Equity market	96	—	1	96	—	2
Equity total return swaps	Equity market	2,336	104	—	2,413	7	34
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		191,790	3,827	3,060	185,005	3,419	3,310
Total		$259,451	$7,665	$6,993	$251,076	$7,045	$7,548
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the gross notional amount, estimated fair value and primary underlying risk exposure of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	March 31, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,503	$11	$535	$8,450	$10	$524
Foreign currency exchange rate	255	1	2	328	2	9
Equity market	2,719	198	89	2,844	152	104
	$11,477	$210	$626	$11,622	$164	$637
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was $31 million and $65 million for the three months ended March 31, 2026 and 2025, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either March 31, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended March 31, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$(6)	$(14)	$—	N/A
Hedged items	—	—	N/A	2	14	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(24)	—	N/A	—	(7)	—	N/A
Hedged items	24	—	N/A	—	7	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	66
Subtotal	—	—	N/A	(4)	—	—	66
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(10)
Amount of gains (losses) reclassified from AOCI into income	1	1	—	—	—	—	(2)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	449
Amount of gains (losses) reclassified from AOCI into income	1	(249)	—	—	—	—	248
Foreign currency transaction gains (losses) on hedged items	—	240	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	2	(8)	—	—	—	—	685
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	68
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	4
Subtotal	N/A	—	N/A	N/A	N/A	N/A	72
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(92)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(45)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	5	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(62)	N/A	N/A	N/A	N/A
Equity derivatives (1)	16	N/A	(51)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(8)	N/A	N/A	N/A	N/A
Subtotal	16	N/A	(253)	N/A	N/A	N/A	N/A
Earned income on derivatives	87	—	100	7	(39)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	191	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	17	N/A	N/A	N/A	N/A
Total	$105	$(8)	$74	$3	$(39)	$—	$823

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$2,210	$658	$—	$—
Mortgage loans	$51	$51	$—	$—
FPBs	$(2,473)	$(2,509)	$326	$319
PABs	$(2,411)	$(2,559)	$136	$(9)
__________________
(1)Includes ($61) million and ($67) million of hedging adjustments on discontinued hedging relationships at March 31, 2026 and December 31, 2025, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were $4 million and $12 million for the three months ended March 31, 2026 and 2025, respectively.
At both March 31, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years.
At March 31, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was ($1.4) billion and ($2.1) billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At March 31, 2026, the Company expected to reclassify ($42) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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
When NIFOs are sold or substantially liquidated, the amounts in AOCI are reclassified to the statements of operations.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
At both March 31, 2026 and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.2 billion. At March 31, 2026 and December 31, 2025, the carrying amount of debt designated as a non-derivative hedging instrument was $264 million and $268 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	March 31, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$59	2.3	$1	$59	2.5
Credit default swaps referencing indices	36	3,777	1.1	44	3,777	1.4
Subtotal	37	3,836	1.2	45	3,836	1.4
Baa
Single name credit default swaps (3)	1	46	3.6	1	46	3.8
Credit default swaps referencing indices	144	10,528	5.7	95	4,807	4.6
Subtotal	145	10,574	5.7	96	4,853	4.6
Ba
Credit default swaps referencing indices	1	24	0.7	1	24	1.0
Subtotal	1	24	0.7	1	24	1.0
B
Single name credit default swaps (3)	—	16	0.3	—	16	0.6
Credit default swaps referencing indices	14	289	4.1	10	129	3.0
Subtotal	14	305	3.9	10	145	2.7
Caa
Credit default swaps referencing indices	(1)	15	0.7	—	15	1.0
Subtotal	(1)	15	0.7	—	15	1.0
Total	$196	$14,754	4.5	$152	$8,873	3.2
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
The Company’s OTC derivatives are cleared and settled through central clearing counterparties (“OTC-cleared”) and its exchange-traded derivatives are effected through regulated exchanges. Such positions are marked to market and margined on a daily basis (both initial margin and variation margin), and the Company has minimal exposure to credit-related losses in the event of nonperformance by brokers and central clearinghouses to such derivatives.
See Note 11 for a description of the impact of credit risk on the valuation of derivatives.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	March 31, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,612	$6,400	$7,053	$6,972
OTC-cleared (1)	174	621	119	569
Exchange-traded	28	15	6	6
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,814	7,036	7,178	7,547
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(2,951)	(2,951)	(3,015)	(3,015)
OTC-cleared	(7)	(7)	(7)	(7)
Exchange-traded	(2)	(2)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,323)	—	(1,808)	—
OTC-cleared	(140)	(609)	(105)	(555)
Exchange-traded	—	(4)	—	(1)
Securities collateral: (5)
OTC-bilateral	(2,279)	(3,436)	(2,211)	(3,945)
OTC-cleared	—	(5)	—	(6)
Exchange-traded	—	(9)	—	(5)
Net amount after application of master netting agreements and collateral	$112	$13	$32	$13
__________________
(1)At March 31, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $149 million and $133 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $43 million and ($1) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At March 31, 2026 and December 31, 2025, the Company received excess cash collateral of $66 million and $29 million, respectively, and provided excess cash collateral of $75 million and $68 million, respectively, which is not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at March 31, 2026, none of the collateral had been sold or re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
March 31, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $392 million and $381 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At both March 31, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $1.3 billion, for its OTC-bilateral derivatives, $765 million and $751 million, respectively, for its OTC-cleared derivatives, and $231 million and $215 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At March 31, 2026, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

	March 31, 2026			December 31, 2025
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$3,434	$15	$3,449	$3,946	$11	$3,957
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,161	$16	$4,177	$4,661	$11	$4,672

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	March 31, 2026	December 31, 2025
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance (1)	Other liabilities	$(292)	$(10)
Fixed annuities with equity indexed returns	PABs	140	67
Total		$(152)	$57
__________________
(1)Includes ($84) million and $81 million at March 31, 2026 and December 31, 2025, respectively, related to Chariot Reinsurance, Ltd. (“Chariot Re”). See Note 19 for additional related party transactions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	March 31, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$74,893	$14,077	$88,970
Foreign corporate	—	42,945	17,113	60,058
RMBS	—	43,960	1,593	45,553
Foreign government	—	39,349	698	40,047
U.S. government and agency	16,658	19,291	—	35,949
ABS & CLO	—	22,975	2,061	25,036
Municipals	—	10,832	—	10,832
CMBS	—	9,256	409	9,665
Total fixed maturity securities AFS	16,658	263,501	35,951	316,110
Equity securities	436	143	348	927
Contractholder-directed equity securities and FVO securities:
Contractholder-directed equity securities	7,520	2,478	257	10,255
FVO securities	614	1,308	1,258	3,180
Total contractholder-directed equity securities and FVO securities:	8,134	3,786	1,515	13,435
Short-term investments (1)	3,571	1,031	101	4,703
Other investments	50	—	1,133	1,183
Derivative assets: (2)
Interest rate	2	2,621	—	2,623
Foreign currency exchange rate	3	4,227	35	4,265
Credit	—	200	—	200
Equity market	23	553	1	577
Total derivative assets	28	7,601	36	7,665
MRBs	—	—	392	392
Reinsured MRBs (3)	—	—	383	383
Separate account assets (4)	75,066	71,826	794	147,686
Total assets (5)	$103,943	$347,888	$40,653	$492,484
Liabilities
Derivative liabilities: (2)
Interest rate	$3	$3,802	$—	$3,805
Foreign currency exchange rate	—	2,867	—	2,867
Credit	—	51	—	51
Equity market	12	258	—	270
Total derivative liabilities	15	6,978	—	6,993
Embedded derivatives within liability host contracts (6)	—	—	(152)	(152)
Notes issued by CFEs	—	—	1,138	1,138
MRBs	—	—	2,522	2,522
Total liabilities	$15	$6,978	$3,508	$10,501

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
(2)Derivative assets are presented within other invested assets on the interim condensed consolidated balance sheets and derivative liabilities are presented within other liabilities on the interim condensed consolidated balance sheets. The amounts are presented gross in the tables above to reflect the presentation on the interim condensed consolidated balance sheets, but are presented net for purposes of the rollforward in the Fair Value Measurements Using Significant Unobservable Inputs (Level 3) tables.
(3)Reinsured MRBs are presented within premiums, reinsurance and other receivables on the interim condensed consolidated balance sheets.
(4)Investment performance related to separate account assets is fully offset by corresponding amounts credited to contractholders whose liability is reflected within separate account liabilities.
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $40 million and $41 million at March 31, 2026 and December 31, 2025, respectively.
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
• independent non-binding broker quotations
Contractholder-directed equity securities and FVO securities, Short-term investments and Other investments
	Valuation Approaches: Principally the market and income approaches.	Valuation Approaches: Principally the market and income approaches.
	Key Inputs:	Key Inputs:
•
Contractholder-directed equity securities and FVO securities include mutual fund interests without readily determinable fair values given prices are not published publicly. Valuation of these mutual funds is based upon quoted prices or reported NAV provided by the fund managers, which were based on observable inputs.
•
Contractholder-directed equity securities and FVO securities, short-term investments and other investments are of a similar nature and class to the fixed maturity securities AFS and equity securities described above; accordingly, the valuation approaches and unobservable inputs used in their valuation are also similar to those described above. Other investments also include certain REJVs and use the valuation approach and key inputs as described for OLPI below.

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
Notes Issued by CFEs
The estimated fair value of these notes is based on the estimated fair value of the corresponding securities which collateralize the notes. Since the notes are valued based on referenced collateral, they are classified as Level 3.
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

					March 31, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	17	-	124	93	32	-	127	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	108	94	—	-	100	91	Increase
	•	Consensus pricing	•	Offered quotes (4)	—	-	100	90	—	-	101	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	32	-	151	98	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	166	99	3	-	142	101	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	(35)	-	191	189	154	-	203	202	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.23%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.15%	-	20.10%	13.37%	0.15%	-	20.10%	13.37%	Decrease (9)
				Durations 11 - 20	0.38%	-	15%	8.17%	0.38%	-	15%	8.17%	Decrease (9)
				Durations 21 - 116	0.38%	-	15%	7.48%	0.38%	-	15%	7.48%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.54%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.92%	0%	-	20%	4.92%	(11)
			•	Long-term equity volatilities	14.29%	-	22.49%	18.96%	14.29%	-	22.49%	18.96%	Increase (12)
			•	Nonperformance risk spread	0.12%	-	1.75%	0.58%	0.10%	-	1.41%	0.58%	Decrease (13)
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
All other classes of securities classified within Level 3, including those within contractholder-directed equity securities and FVO securities (collectively, “Unit-linked and FVO securities”), Other investments, Separate account assets, Notes issued by CFEs, and Embedded derivatives within funds withheld related to certain ceded reinsurance, use the same valuation techniques and significant unobservable inputs as previously described for Level 3 securities. Generally, all other classes of assets and liabilities classified within Level 3 that are not included above use the same valuation techniques and significant unobservable inputs as previously described for Level 3. The sensitivity of the estimated fair value to changes in the significant unobservable inputs for these other assets and liabilities is similar in nature to that described in the preceding table. The valuation techniques and significant unobservable inputs used in the fair value measurement for the more significant assets measured at estimated fair value on a nonrecurring basis and determined using significant unobservable inputs (Level 3) are summarized in “— Nonrecurring Fair Value Measurements.”

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Contractholder-directed equity securities and FVO securities
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$30,350	$52	$3,493	$317	$1,459
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(5)	—	(5)	12	(71)
Total realized/unrealized gains (losses) included in AOCI	(578)	(1)	(19)	—	—
Purchases (3)	2,047	614	1,794	30	223
Sales (3)	(518)	(2)	(223)	(11)	(101)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	87	43	39	—	24
Transfers out of Level 3 (4)	(193)	(8)	(1,016)	—	(19)
Balance, end of period	$31,190	$698	$4,063	$348	$1,515
Three Months Ended March 31, 2025
Balance, beginning of period	$26,505	$41	$8,639	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(23)	—	3	15	(20)
Total realized/unrealized gains (losses) included in AOCI	423	3	40	—	—
Purchases (3)	1,314	15	1,949	20	106
Sales (3)	(448)	(1)	(140)	(23)	(101)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	116	—	7	—	—
Transfers out of Level 3 (4)	(375)	(1)	(5,691)	—	—
Balance, end of period	$27,512	$57	$4,807	$248	$1,175
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (5)	$10	$—	$(6)	$12	$(65)
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$(1)	$—	$3	$(4)	$(14)
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2026 (5)	$(575)	$(1)	$(16)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$393	$3	$40	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended March 31, 2026
Balance, beginning of period	$42	$1,137	$33	$(57)	$891	$(1,206)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(89)	6	300	(10)	—
Total realized/unrealized gains (losses) included in AOCI	(3)	—	(1)	—	—	—
Purchases (3)	70	131	—	—	23	—
Sales (3)	(2)	(46)	—	—	(80)	—
Issuances (3)	—	—	—	(92)	—	—
Settlements (3)	—	—	—	1	—	68
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(6)	—	(2)	—	(30)	—
Balance, end of period	$101	$1,133	$36	$152	$794	$(1,138)
Three Months Ended March 31, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	2	17	(32)	5	—
Total realized/unrealized gains (losses) included in AOCI	(2)	—	1	—	—	—
Purchases (3)	10	147	—	—	42	—
Sales (3)	(1)	(38)	—	—	(58)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	(1)	(2)	—	—
Transfers into Level 3 (4)	—	—	—	—	1	—
Transfers out of Level 3 (4)	(3)	—	(1)	—	(8)	—
Balance, end of period	$9	$1,121	$21	$(43)	$972	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2026 (5)	$—	$(87)	$6	$299	$—	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at March 31, 2025 (5)	$—	$—	$16	$(32)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2026 (5)	$2	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at March 31, 2025 (5)	$(3)	$—	$—	$—	$—	$—
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
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $40 million and $33 million at March 31, 2026 and December 31, 2025, respectively.
The unpaid principal balance on the notes issued by CFEs exceeded the estimated fair value by $3 million and $1 million at March 31, 2026 and December 31, 2025, respectively.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	March 31, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,909	$1,583
Real estate and REJVs (2)	$142	$—

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(164)	$(171)
Real estate and REJVs (2)	$(136)	$—
__________________
(1)Estimated fair values of impaired mortgage loans are based on the underlying collateral or discounted cash flows. See Note 9.
(2)Estimated fair values of impaired real estate and REJVs are based on appraised values.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	March 31, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$83,726	$—	$—	$81,689	$81,689
Policy loans	$8,455	$—	$—	$8,949	$8,949
Other invested assets	$1,231	$—	$700	$531	$1,231
Premiums, reinsurance and other receivables	$9,219	$—	$1,591	$7,012	$8,603
Other assets	$229	$—	$46	$190	$236
Liabilities
PABs	$150,842	$—	$—	$147,757	$147,757
Long-term debt	$14,438	$—	$13,717	$—	$13,717
Collateral financing arrangement	$299	$—	$—	$276	$276
Subordinated debt securities	$5,143	$—	$5,555	$—	$5,555
Other liabilities	$14,352	$—	$2,125	$11,299	$13,424
Separate account liabilities	$78,803	$—	$78,803	$—	$78,803

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$84,593	$—	$—	$82,933	$82,933
Policy loans	$8,547	$—	$—	$9,083	$9,083
Other invested assets	$895	$—	$700	$195	$895
Premiums, reinsurance and other receivables	$8,681	$—	$1,252	$6,835	$8,087
Other assets	$247	$—	$53	$202	$255
Liabilities
PABs	$147,826	$—	$—	$145,695	$145,695
Long-term debt	$14,461	$—	$14,143	$—	$14,143
Collateral financing arrangement	$352	$—	$—	$322	$322
Subordinated debt securities	$4,155	$—	$4,707	$—	$4,707
Other liabilities	$11,993	$—	$842	$10,747	$11,589
Separate account liabilities	$80,164	$—	$80,164	$—	$80,164
12. Subordinated Debt Securities
Subordinated Debt Issuance
In February 2026, MetLife, Inc. issued $1.0 billion of 5.850% Fixed-to-Fixed Reset Rate Subordinated Debentures due March 2056 (the “5.850% Subordinated Debt”), interest on which is payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $12 million of related costs which will be amortized over the term of the debentures. The 5.850% Subordinated Debt ranks higher in priority than MetLife, Inc.’s junior subordinated debt securities, subordinate to its senior notes and equal to its 6.350% Fixed-to-Fixed Reset Rate Subordinated Debentures due March 2055.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both March 31, 2026 and December 31, 2025:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	161,827,800	—
Total	200,000,000	24,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended March 31,
	2026		2025
Series	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)
A	$0.315	$7	$0.355	$9
D	$29.375	15	$29.375	15
E	$351.563	11	$351.563	11
F	$296.875	12	$296.875	12
G (1)	$—	—	$19.250	19
Total		$45		$66
__________________
(1)Dividends were paid through the dividend payment date of September 15, 2025, when all outstanding shares of MetLife, Inc.’s 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G were redeemed.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at March 31, 2026 (1)
	(In millions)
April 30, 2025	$3,000	$1,317
May 1, 2024	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at March 31, 2026 does not reflect the applicable excise tax payable.
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
For the three months ended March 31, 2026 and 2025, MetLife, Inc. repurchased 10,121,118 shares and 16,969,026 shares of its common stock, respectively, through open market purchases for $755 million and $1.4 billion, respectively,

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
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
Performance Shares and Performance Units granted in 2023 were among the outstanding awards on the expiration date of the 2015 Stock Plan, which were settled in the first quarter of 2026. Performance Shares are paid in shares of MetLife, Inc.’s common stock. Performance Units are payable in cash equal to the closing price of MetLife, Inc.’s common stock on the date the Board of Directors approves the performance factor. The performance factor for the January 1, 2023 – December 31, 2025 performance period was 57.50%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 906,696 Performance Shares and 107,041 Performance Units associated with that performance period that vested on December 31, 2025. As a result, in the first quarter of 2026, MetLife, Inc. issued 521,350 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 61,549 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended March 31, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(15,614)	$(1,588)	$6,871	$(97)	$(6,263)	$(1,393)	$(18,084)
OCI before reclassifications	(5,098)	499	2,722	52	(117)	—	(1,942)
Deferred income tax benefit (expense)	1,164	(119)	(592)	(11)	(23)	—	419
AOCI before reclassifications, net of income tax	(19,548)	(1,208)	9,001	(56)	(6,403)	(1,393)	(19,607)
Amounts reclassified from AOCI	226	246	—	—	—	24	496
Deferred income tax benefit (expense)	(58)	(53)	—	—	—	(5)	(116)
Amounts reclassified from AOCI, net of income tax	168	193	—	—	—	19	380
Balance, end of period	$(19,380)	$(1,015)	$9,001	$(56)	$(6,403)	$(1,374)	$(19,227)

	Three Months Ended March 31, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	2,204	217	48	51	140	2	2,662
Deferred income tax benefit (expense)	(388)	(105)	(99)	(11)	45	—	(558)
AOCI before reclassifications, net of income tax	(17,516)	482	5,334	(31)	(6,985)	(1,440)	(20,156)
Amounts reclassified from AOCI	241	(379)	—	—	—	31	(107)
Deferred income tax benefit (expense)	(54)	76	—	—	—	(7)	15
Amounts reclassified from AOCI, net of income tax	187	(303)	—	—	—	24	(92)
Balance, end of period	$(17,329)	$179	$5,334	$(31)	$(6,985)	$(1,416)	$(20,248)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended March 31,
	2026	2025
AOCI Components	Amounts Reclassified from AOCI		Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(220)	$(285)	Net investment gains (losses)
Unrealized investment gains (losses)	(1)	—	Net investment income
Unrealized investment gains (losses)	(5)	44	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(226)	(241)
Income tax (expense) benefit	58	54
Unrealized investment gains (losses), net of income tax	(168)	(187)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	1	17	Net investment income
Interest rate derivatives	1	—	Net investment gains (losses)
Foreign currency exchange rate derivatives	1	2	Net investment income
Foreign currency exchange rate derivatives	(249)	360	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(246)	379
Income tax (expense) benefit	53	(76)
Gains (losses) on cash flow hedges, net of income tax	(193)	303
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(27)	(34)
Amortization of prior service (costs) credit	3	3
Amortization of defined benefit plan items, before income tax	(24)	(31)
Income tax (expense) benefit	5	7
Amortization of defined benefit plan items, net of income tax	(19)	(24)
Total reclassifications, net of income tax	$(380)	$92
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Vision fee for service arrangements	$159	$154
Prepaid legal plans	176	161
Institutional Client asset management fees (1)	186	77
Administrative services-only contracts	81	74
Recordkeeping and administrative services (2)	34	36
Other revenue related to service contracts from customers (1) (3)	98	109
Total revenues related to service contracts from customers	734	611
Other	118	76
Total other revenues	$852	$687
__________________
(1)As a result of the Strategic Reorganization, the presentation of the components of other revenues was revised to report MIM segment Institutional Client asset management fees herein and, as a result, $25 million of revenue for the three months ended March 31, 2025, was reclassified to other revenue related to service contracts from customers.
(2)Related to products and businesses no longer actively marketed by the Company.
(3)Includes $11 million and $12 million for the three months ended March 31, 2026 and 2025, respectively, for asset management fees from management of general account equity method investments. See Note 19 for additional related party transactions.
Receivables for revenues related to service contracts from customers were $393 million and $272 million at March 31, 2026 and December 31, 2025, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$568	$519
Interest expense on debt	265	258
Direct:
Employee-related costs (1)	1,109	991
Third-party staffing costs	387	376
General and administrative expenses	132	126
Commissions and other variable expenses	2,027	1,547
Capitalization of DAC	(959)	(698)
Premium taxes, other taxes, and licenses & fees	199	161
Pension, postretirement and postemployment benefit costs	70	70
Total other expenses	$3,798	$3,350
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)

(1)Includes ($20) million and ($23) million for the three months ended March 31, 2026 and 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended March 31,
	2026		2025
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$37	$—	$37	$1
Interest costs	118	11	119	11
Expected return on plan assets	(113)	(7)	(110)	(14)
Amortization of net actuarial (gains) losses	38	(11)	42	(8)
Amortization of prior service costs (credit)	(2)	(1)	(3)	—
Net periodic benefit costs (credit)	$78	$(8)	$85	$(10)
16. Income Tax
For the three months ended March 31, 2026, the effective tax rate on income (loss) before provision for income tax was 23%. The Company’s effective tax rate for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates, and (ii) U.S. state and local taxes, partially offset by tax benefits from (i) non-taxable investment income, and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
17. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	652.0	682.3
Incremental common shares from assumed exercise or issuance of stock-based awards	3.7	4.7
Weighted average common stock outstanding - diluted	655.7	687.0
Net Income (Loss):
Net income (loss)	$1,162	$950
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(23)	5
Less: Preferred stock dividends	45	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,140	$879
Basic	$1.75	$1.29
Diluted	$1.74	$1.28
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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at March 31, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
18. Contingencies, Commitments and Guarantees (continued)
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of March 31, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2025 Annual Report, MLIC received approximately 2,782 asbestos-related claims in 2025. For the three months ended March 31, 2026 and 2025, MLIC received approximately 712 and 602 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through March 31, 2026.
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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion at both March 31, 2026 and December 31, 2025.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $11.2 billion and $11.1 billion at March 31, 2026 and December 31, 2025, respectively.
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
The Company’s recorded liabilities were $19 million at both March 31, 2026 and December 31, 2025, for indemnities and guarantees.
19. Related Party Transactions
In 2025, the Company invested in Chariot Holding Company, LP (“Chariot”), a Bermuda registered exempted limited partnership. The Company had unfunded contingent capital commitments to Chariot of $94 million at both March 31, 2026 and December 31, 2025. The Company accounts for its investment in Chariot under the equity method of accounting.
The Company has entered into reinsurance agreements with Chariot Re, a subsidiary of Chariot, and recorded premiums, reinsurance and other receivables of $10.2 billion and $9.8 billion and a funds withheld liability of $10.6 billion and $10.5 billion within other liabilities at March 31, 2026 and December 31, 2025, respectively. The Company also recorded net derivative gains of $106 million, other revenues of $39 million, policyholder benefits and claims of ($74) million and other expenses of $92 million for the three months ended March 31, 2026.
In addition, MetLife Investment Management, LLC has entered into investment management and advisory agreements with Chariot Re to manage a portion of Chariot Re’s assets. The Company recognized asset management fees from Chariot Re of $6 million for the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Index to Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other Financial Information
For purposes of this discussion, “MetLife,” the “Company,” “we,” “our” and “us” refer to MetLife, Inc., a Delaware corporation incorporated in 1999, its subsidiaries and affiliates. This discussion should be read in conjunction with MetLife, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), the cautionary language regarding forward-looking statements included below, the “Risk Factors” set forth in Part II, Item 1A, and the additional risk factors referred to therein, “Quantitative and Qualitative Disclosures About Market Risk” and the Company’s interim condensed consolidated financial statements included elsewhere herein.
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
Business Overview
MetLife is one of the world’s leading financial services companies, providing insurance, annuities, employee benefits and asset management. In the fourth quarter of 2025, MetLife executed a reorganization to align with its strategic initiative to accelerate growth in asset management. As part of this reorganization, the Company adjusted its segment structure. MetLife Investment Management, the Company’s institutional asset management business (“MIM”), which was previously reported in Corporate & Other, became a reportable segment. MetLife Holdings was removed as a reportable segment, and its business is now primarily reported in Corporate & Other. Additionally, certain products formerly reported in MetLife Holdings were moved to Group Benefits and Retirement and Income Solutions (“RIS”). These changes were applied retrospectively for all periods presented, did not have an impact on prior period consolidated net income (loss) or consolidated adjusted earnings, and are collectively referred to as the “Strategic Reorganization.” As a result of the Strategic Reorganization, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; Europe, the Middle East and Africa (“EMEA”); and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. See “Business — Segments and Corporate & Other” included in the 2025 Annual Report and Notes 1 and 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s segments and Corporate & Other and the Strategic Reorganization.
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
Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates have remained steady in 2026, labor market conditions, inflation, and financial and international developments, as well as other factors, could result in policy adjustments later this year. Other central banks have recently diverged on monetary policies, reflecting differing local economic conditions and views on the impact of the foregoing factors. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio, value of our assets under management (“AUM”), and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2025 Annual Report.
Impact of Market Interest Rates
Market interest rates are a key driver of our results. Increases and decreases in such rates, as well as extended periods of stagnation, may impact our business and investments in various ways. In our institutional asset management business, interest rate movements, as well as other changes to market factors such as credit spreads and equity prices, can impact the value of the AUM on which fees are earned. For a discussion of the potential impact of low and rising interest rates, and inflation, as well as management actions taken in response to the changing U.S. interest rate environment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates” and “Risk Factors — Economic Environment and Capital Markets Risks” included in the 2025 Annual Report.
Competitive Pressures
The life insurance and institutional asset management industries are highly competitive. See “Business — Competition,” “Business — Regulation,” “Risk Factors — Business Risks — We May Face Competition for Business,” “Risk Factors — Economic Environment and Capital Markets Risks — We May Face Difficult Economic Conditions” and “Risk Factors — Regulatory and Legal Risks — Changes in Laws or Regulation, or in Supervisory and Enforcement Policies, May Reduce Our Profitability, Limit Our Growth, or Otherwise Adversely Affect Us” in the 2025 Annual Report.
Regulatory Developments
The following discussion on regulatory developments should be read in conjunction with “Business — Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Regulatory Developments” included in the 2025 Annual Report, as amended or supplemented here.
Standards of Conduct, ERISA, Fiduciary Considerations, and Other Pension and Retirement Regulation
In 2021, the U.S. Department of Labor’s (“DOL”) final version of the prohibited transaction exemption (“PTE”) 2020-02 went into effect, which allows investment advice fiduciaries to receive compensation without violating the Employee Retirement Income Security Act of 1974 (“ERISA”), subject to impartial conduct standards and disclosure obligations aligned with U.S. Securities and Exchange Commission rules. In the preamble to PTE 2020-02, the DOL also provided its interpretation of the five-part test used to determine whether a person is acting as an ERISA investment advice fiduciary. In April 2024, the DOL finalized and published a regulation to change the definition of “fiduciary” for purposes of ERISA and parallel provisions of the Code, when a financial professional, including an insurance producer, provides investment advice, and to amend various existing PTEs that financial professionals rely on when making recommendations.
Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacated the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

Summary of Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported on the interim condensed consolidated financial statements. The most critical estimates include those used in determining:
(i)future policy benefit liabilities, market risk benefits (“MRBs”) and reinsurance recoverables;
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
The Company’s critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates” and Note 1 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report.
Acquisitions and Dispositions
Acquisition of PineBridge Investments
For information regarding the Company’s acquisition of PineBridge Investments (“PineBridge”), a global asset manager, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

Results of Operations
Overview
In the fourth quarter of 2025, MetLife completed the Strategic Reorganization. As a result, MetLife is organized into the following six segments: Group Benefits; RIS; Asia; Latin America; EMEA; and MIM. In addition, the Company continues to report certain of its results of operations in Corporate & Other. In conjunction with the Strategic Reorganization, effective January 1, 2025, the Company amended agreements between MIM and other MetLife entities to manage general account investments at current market rate fees. See Notes 1 and 2 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Strategic Reorganization and the Company’s segments and Corporate & Other.
Reinsurance Transactions
In 2025, the Company entered into a number of reinsurance agreements. See Note 9 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information on these reinsurance transactions.
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders was $1.1 billion for the three months ended March 31, 2026, compared to $879 million for the three months ended March 31, 2025.
•Adjusted earnings available to common shareholders was $1.6 billion for the three months ended March 31, 2026, compared to $1.3 billion for the three months ended March 31, 2025.

Consolidated Results

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues
Premiums	$12,120	$11,723
Universal life and investment-type product policy fees	1,343	1,229
Net investment income	5,355	4,885
Other revenues	852	687
Net investment gains (losses)	(670)	(387)
Net derivative gains (losses)	74	432
Total revenues	19,074	18,569
Expenses
Policyholder benefits and claims and policyholder dividends	11,988	11,950
Policyholder liability remeasurement (gains) losses	(13)	(31)
Market risk benefit remeasurement (gains) losses	120	299
Interest credited to policyholder account balances	1,674	1,647
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	568	519
Interest expense on debt	265	258
Other expenses, net of capitalization of deferred policy acquisition costs	2,965	2,573
Total expenses	17,567	17,215
Income (loss) before provision for income tax	1,507	1,354
Provision for income tax expense (benefit)	345	404
Net income (loss)	1,162	950
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	(23)	5
Net income (loss) attributable to MetLife, Inc.	1,185	945
Less: Preferred stock dividends	45	66
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,140	$879
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Net income (loss) available to MetLife, Inc.’s common shareholders - Increased $261 million primarily due to the following:
Net Investment Gains (Losses)(1) - Unfavorable change of $283 million ($224 million, net of income tax):
•Losses on foreign currency transactions in the current period compared to gains in the prior period
•Higher impairments on real estate investments
•Higher losses on sales of private equity investments
Partially offset by:
•Lower losses on sales of fixed maturity securities
Net Derivative Gains (Losses)(2) - Unfavorable change of $358 million ($283 million, net of income tax)(3):
•The U.S. dollar strengthened against the Japanese yen in the current period compared to weakened in the prior period - unfavorable impact on the estimated fair value of sell-U.S. dollar currency forwards
•Long-term swap rates increased in the current period compared to decreased in the prior period - unfavorable impact on the estimated fair value of receiver forwards and swaps

•Certain key equity indexes increased more significantly in the current period than in the prior period - unfavorable impact on the estimated fair value of short futures
Partially offset by:
•Changes in the estimated fair value of the underlying assets - favorable impact on the estimated fair value of embedded derivatives related to funds withheld on reinsurance agreements
Market Risk Benefit Remeasurement (Gains) Losses(4) - Favorable change of $179 million ($141 million, net of income tax):
•U.S. long-term interest rates increased in the current period compared to decreased in the prior period
Adjusted Earnings Available to Common Shareholders(5) - Favorable change of $237 million. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Taxes - Favorable change in effective tax rate - 23% in the current period compared to 30% in the prior period:
•Current period effective tax rate on income before provision for income tax was 23% compared to the U.S. statutory rate of 21% primarily due to tax charges from:
◦Foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates
◦U.S. state and local taxes
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
Three Months Ended March 31, 2026

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$418	$580	$2	$238	$110	$30	$(238)	$1,140
Add: Preferred stock dividends	—	—	—	—	—	—	45	45
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	2	(27)	—	2	(23)
Net income (loss)	418	580	2	240	83	30	(191)	1,162
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(36)	(137)	(283)	(38)	(10)	(18)	(148)	(670)
Net derivative gains (losses)	22	271	(440)	46	3	—	172	74
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	25	25
Net investment income	(13)	210	(169)	(20)	(184)	—	32	(144)
Other revenues	—	36	—	20	—	14	37	107
Expenses:
Policyholder benefits and claims and policyholder dividends	—	17	74	2	—	—	16	109
Policyholder liability remeasurement (gains) losses	—	1	—	—	—	—	—	1
Market risk benefit remeasurement gains (losses)	—	(18)	(1)	—	1	—	(102)	(120)
Interest credited to policyholder account balances (“PABs”)	—	(48)	149	9	158	—	(23)	245
Capitalization of deferred policy acquisition costs (“DAC”)	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired (“VOBA”) and negative VOBA	—	—	—	—	—	—	(3)	(3)
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	—	(169)	—	1	—	(19)	(76)	(263)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	6	(34)	185	(9)	5	6	11	170
Adjusted earnings	$439	$451	$487	$229	$110	$47	$(132)	$1,631
Less: Preferred stock dividends	—	—	—	—	—	—	45	45
Adjusted earnings available to common shareholders	$439	$451	$487	$229	$110	$47	$(177)	$1,586

Premiums, fees and other revenues	$6,539	$2,426	$1,738	$1,917	$797	$328	$570	$14,315
Less: adjustments to premiums, fees and other revenues	—	36	—	20	—	14	62	132
Adjusted premiums, fees and other revenues	$6,539	$2,390	$1,738	$1,897	$797	$314	$508	$14,183

Three Months Ended March 31, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$291	$109	$489	$228	$75	$(1)	$(312)	$879
Add: Preferred stock dividends	—	—	—	—	—	—	66	66
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	2	1	—	2	5
Net income (loss)	291	109	489	230	76	(1)	(244)	950
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(27)	(213)	34	3	(3)	(35)	(146)	(387)
Net derivative gains (losses)	(58)	(59)	170	158	(11)	—	232	432
Premiums	4	—	—	—	—	—	—	4
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(14)	2	(137)	(42)	(96)	—	(41)	(328)
Other revenues	—	(19)	—	—	—	—	40	21
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	(24)	44	(67)	—	—	16	(32)
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	(29)	(1)	—	1	—	(270)	(299)
Interest credited to PABs	—	—	142	(41)	96	—	(27)	170
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(3)	(35)	—	2	(1)	(4)	(28)	(69)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	20	80	(135)	(2)	7	10	43	23
Adjusted earnings	$370	$406	$372	$219	$83	$28	$(63)	$1,415
Less: Preferred stock dividends	—	—	—	—	—	—	66	66
Adjusted earnings available to common shareholders	$370	$406	$372	$219	$83	$28	$(129)	$1,349

Adjusted earnings available to common shareholders on a constant currency basis (1)	$370	$406	$372	$251	$86	$28	$(129)	$1,384

Premiums, fees and other revenues	$6,434	$2,438	$1,681	$1,513	$668	$218	$687	$13,639
Less: adjustments to premiums, fees and other revenues	4	(19)	—	—	—	—	40	25
Adjusted premiums, fees and other revenues	$6,430	$2,457	$1,681	$1,513	$668	$218	$647	$13,614

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,430	$2,457	$1,662	$1,704	$695	$218	$647	$13,813
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 increased $569 million, or 4%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $370 million, or 3%, compared to the prior period, primarily due to strong sales and solid persistency in the Latin America segment, growth in both voluntary and core products in the Group Benefits segment, growth across the region in the EMEA segment, and the PineBridge acquisition that was completed in December 2025 in the MIM segment, partially offset by a decline in Corporate & Other from business run-off.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Group Benefits	$439	$370
RIS	451	406
Asia	487	372
Latin America	229	219
EMEA	110	83
MIM	47	28
Corporate & Other	(177)	(129)
Adjusted earnings available to common shareholders	$1,586	$1,349

Adjusted earnings available to common shareholders on a constant currency basis	$1,586	$1,384

Adjusted premiums, fees and other revenues	$14,183	$13,614
Adjusted premiums, fees and other revenues on a constant currency basis	$14,183	$13,813
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings Available to Common Shareholders - Increased $237 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings available to common shareholders by $35 million, primarily in the Latin America segment
Strategic Transactions - Decreased adjusted earnings available to common shareholders by $33 million, primarily as a result of reinsurance transactions in Corporate & Other that closed in December 2025
Market Factors - Increased adjusted earnings available to common shareholders by $102 million:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on real estate funds
Partially offset by:
•Interest credited expenses increased - higher average interest crediting rates on investment-type and certain insurance products in the Asia segment, partially offset by lower average interest crediting rates on investment-type products in the Latin America segment
Volume Growth - Increased adjusted earnings available to common shareholders by $70 million:
•Higher average invested assets, primarily in the Asia and Latin America segments
•Higher sales and business growth in the EMEA, Asia and Group Benefits segments

Partially offset by:
•Increase in interest credited expenses on investment-type and certain insurance products, primarily in the Asia segment
Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $40 million:
•Favorable mortality results, primarily in the Group Benefits segment
Largely offset by:
•Unfavorable change from refinements to certain insurance liabilities in both periods
•Unfavorable morbidity results, primarily in the Group Benefits segment

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 increased $109 million, or 2%, compared to the prior period, primarily driven by growth in both voluntary and core products, partially offset by a decrease in premiums related to our participating contracts, which can fluctuate with claims experience.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$439	$370

Adjusted premiums, fees and other revenues	$6,539	$6,430
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $69 million primarily due to the following business drivers:
Volume Growth - Increased adjusted earnings by $15 million:
•Growth in both voluntary and core products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $42 million:
•Favorable mortality - primarily due to favorable prior period development, as well as lower claims incidence and severity in the life business in the current period
Partially offset by:
•Unfavorable morbidity - primarily due to higher claims incidence and severity in the disability business and unfavorable prior period development in the accident & health business, partially offset by favorable rate actions within the dental business
•Unfavorable change from refinements to certain insurance liabilities in the prior period
Expenses - Increased adjusted earnings by $15 million:
•Higher commissions and direct expenses, partially offset by lower legal plan utilization, were more than offset by a corresponding increase in adjusted premiums, fees and other revenues

Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 decreased $67 million, or 3%, compared to the prior period. The decrease was primarily due to lower premiums from our pension risk transfer business, substantially offset by growth in our United Kingdom (“U.K.”) funded reinsurance, U.K. longevity reinsurance, postretirement benefit, and structured settlement businesses. Changes in premiums were largely offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$451	$406

Adjusted premiums, fees and other revenues	$2,390	$2,457
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $45 million primarily due to the following business drivers:
Market Factors - Increased adjusted earnings by $34 million:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on real estate funds
•Recurring investment income increased - positive flows from pension risk transfer transactions and funding agreement issuances, higher yields on fixed income securities and higher income on real estate investments, partially offset by the impact from a reinsurance transaction
Partially offset by:
•Interest credited expenses increased - growth in certain insurance products and investment-type products, partially offset by the impact from a reinsurance transaction and lower average interest crediting rates on investment-type products
Underwriting and Other Insurance Adjustments - Increased adjusted earnings by $11 million:
•Favorable mortality - mainly in pension risk transfer and benefit funding solutions businesses

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 increased $57 million, or 3%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $76 million, or 5%, compared to the prior period, as increases in premiums in life products in Korea and Australia, and higher fee income from Japan’s yen-denominated life and foreign currency annuity products, were partially offset by lower fee income from Japan’s foreign currency-denominated life products.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$487	$372
Adjusted earnings on a constant currency basis	$487	$372

Adjusted premiums, fees and other revenues	$1,738	$1,681
Adjusted premiums, fees and other revenues on a constant currency basis	$1,738	$1,662
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $115 million on a reported basis, primarily due to the following business drivers:
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
Partially offset by:
•Interest credited expenses increased - higher average interest crediting rates on investment-type and certain insurance products
Volume Growth - Increased adjusted earnings by $19 million:
•Higher sales and business growth across the region, driven by higher fee income and higher positive net flows, which resulted in higher average invested assets
Largely offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Expenses - Increased adjusted earnings by $12 million:
•Lower direct expenses

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 increased $384 million, or 25%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $193 million, or 11%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$229	$219
Adjusted earnings on a constant currency basis	$229	$251

Adjusted premiums, fees and other revenues	$1,897	$1,513
Adjusted premiums, fees and other revenues on a constant currency basis	$1,897	$1,704
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $10 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $32 million
•Mexican and Chilean peso strengthened against the U.S. dollar
Market Factors - Decreased adjusted earnings by $14 million:
•Recurring investment income decreased - lower yields on fixed income securities and lower returns on our Chilean encaje within fair value option (“FVO”) securities, driven by a decrease in bond index returns
•Other revenues decreased - settlement of foreign currency hedges
Largely offset by:
•Interest credited expenses decreased - lower average interest crediting rates on investment-type products
Volume Growth - Increased adjusted earnings by $14 million:
•Strong sales of single premium immediate annuities in Chile resulted in higher average invested assets
•Higher sales and higher average invested assets primarily in Mexico
Partially offset by:
•Increase in interest credited expenses on investment-type and certain insurance products
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $11 million:
•Unfavorable impact related to higher value-added tax in Mexico
Partially offset by:
•Favorable mortality - lower claim experience and higher fees primarily in Mexico
Expenses - Increased adjusted earnings by $5 million:
•An increase in adjusted premiums, fees and other revenues combined with a favorable change in certain other expenses, primarily in Mexico and Brazil
Taxes - Decreased adjusted earnings by $15 million:
•Income tax refund in Chile in the prior period
•Tax adjustments in both periods - recurring tax item related to inflation primarily in Chile

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended March 31, 2026 increased $129 million, or 19%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $102 million, or 15%, compared to the prior period primarily due to increases in our (i) accident & health, variable life and ordinary life businesses across the region, (ii) corporate solutions business in the U.K., the Gulf and Egypt, and (iii) credit life and pension businesses in Turkey and Romania.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$110	$83
Adjusted earnings on a constant currency basis	$110	$86

Adjusted premiums, fees and other revenues	$797	$668
Adjusted premiums, fees and other revenues on a constant currency basis	$797	$695
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted Earnings - Increased $27 million on a reported basis, primarily due to the following business drivers:
Foreign Currency - Increased adjusted earnings by $3 million:
•Euro and British pound strengthened against the U.S. dollar
Largely offset by:
•Turkish lira weakened against the U.S. dollar
Market Factors - Increased adjusted earnings by $5 million:
•Recurring investment income increased - higher yields on fixed income securities
Volume Growth - Increased adjusted earnings by $24 million:
•Increase in sales and business growth:
◦Accident & health, variable life and ordinary life businesses across the region
◦Credit life and pension businesses in Turkey and Romania
◦Corporate solutions business in the Gulf and Egypt
Underwriting and Other Insurance Adjustments - Decreased adjusted earnings by $11 million:
•Unfavorable underwriting experience across the region
Partially offset by:
•Favorable change from refinements to certain insurance liabilities in the current period
Expenses - Increased adjusted earnings by $2 million:
•An increase in adjusted premiums, fees and other revenues exceeded the corresponding increase in expenses

MetLife Investment Management
Business Overview. Other revenues for the three months ended March 31, 2026 increased $96 million, or 44%, compared to the prior period, primarily as a result of the PineBridge acquisition that was completed in December 2025, which increased Institutional Client AUM. Organic business growth across public fixed income and private fixed income also contributed to the increase in Institutional Client revenues.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings	$47	$28

Other revenues by client segment:
Institutional Client	$172	$77
General Account	142	141
Other revenues	$314	$218
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings - Increased $19 million primarily due to the following business drivers:
Volume Growth
•PineBridge acquisition that was completed in December 2025
•Higher Institutional Client revenues - higher Institutional Client AUM from organic business growth across public fixed income and private fixed income
Operating Margin Expansion
•Primarily due to expense management

Corporate & Other

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted earnings available to common shareholders	$(177)	$(129)

Adjusted premiums, fees and other revenues	$508	$647
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Unless otherwise stated, all amounts discussed below are net of income tax.
Adjusted Earnings Available to Common Shareholders - Decreased $48 million primarily due to the following business drivers:
Strategic Transactions - Decreased adjusted earnings available to common shareholders by $33 million as a result of reinsurance transactions that closed in December 2025
Market Factors - Decreased adjusted earnings available to common shareholders by $1 million:
•Recurring investment income decreased - lower average invested assets due to business run-off, lower returns on FVO securities and lower yields on fixed income securities
Largely offset by:
•Variable investment income increased - higher returns on private equity funds, partially offset by lower returns on real estate funds
Volume Growth - Decreased adjusted earnings available to common shareholders by $6 million:
•Decline due to business run-off
Underwriting and Other Insurance Adjustments - Increased adjusted earnings available to common shareholders by $4 million:
•Lower dividend expense due to business run-off
Substantially offset by:
•Unfavorable claims experience in our long-term care business
•Unfavorable reserve refinements in the current period
Interest Expense on Debt - Decreased adjusted earnings available to common shareholders by $5 million:
•Subordinated debt securities issuances in March 2025 and February 2026
•Senior note issuances in June 2025
Partially offset by:
•Senior note repayments at maturity in March 2025 and November 2025
•Decreased interest expense on surplus notes
Other Expenses - Decreased adjusted earnings available to common shareholders by $29 million:
•Higher corporate-related and employee-related expenses
Partially offset by:
•Lower expenses consistent with business run-off
Preferred Stock Dividends - Increased adjusted earnings available to common shareholders by $21 million:
•Redemption of Series G preferred stock in September 2025

Investments
Overview
We maintain a diversified global general account investment portfolio to support our mix of liabilities in our global businesses. We position our portfolio based on relative value and our view of the economy and financial markets. We maintain our focus on the appropriate level of diversification and asset quality.
We manage our investment portfolio using disciplined asset/liability management (“ALM”) principles, focusing on cash flow and duration to support our current and future liabilities. Our intent is to match the timing and amount of liability cash outflows with invested assets that have cash inflows of comparable timing and amount, while optimizing risk-adjusted investment income and risk-adjusted total return. Our investment portfolio is heavily weighted toward fixed income investments, with most of our portfolio invested in fixed maturity securities available-for-sale (“AFS”) and mortgage loans. These securities and loans have varying maturities and other characteristics which cause them to be generally well suited for matching the cash flow and duration of insurance liabilities.
Invested Assets and Cash and Cash Equivalents Subject to Ceded Reinsurance
The Company maintains invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures. “Reinsurance activity” relates to amounts subject to ceded reinsurance arrangements with third parties and joint ventures, including (i) the related investment returns and expenses which are passed through to the reinsurers and (ii) the corresponding invested assets and cash and cash equivalents. Reinsurance activity, unless otherwise stated, has been excluded from the amounts within the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations. See Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements and Note 9 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for more information about Reinsurance activity and reinsurance, respectively.

The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	March 31, 2026	December 31, 2025
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$5,692	$4,911
Foreign corporate	2,331	2,329
Foreign government	798	720
Residential mortgage-backed securities (“RMBS”)	2,438	2,987
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	2,795	2,139
Commercial mortgage-backed securities (“CMBS”)	740	812
Municipals	468	486
U.S. government and agency	2,745	3,816
Total fixed maturity securities AFS	18,007	18,200
Equity securities	123	105
Mortgage loans:
Agricultural	897	910
Commercial	792	829
Residential	821	720
Total mortgage loans	2,510	2,459
Policy loans	358	—
Real estate and real estate joint ventures (“REJVs”)	80	9
Other limited partnership interests (“OLPI”)	309	205
Other invested assets - derivatives	124	25
Other invested assets - other	109	114
Short-term investments, cash and cash equivalents	1,029	1,314
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$22,649	$22,431
Mortgage Loans Originated for Third Parties
The Company originates and acquires mortgage loans and, in certain cases, transfers proportional rights to cash flows from certain mortgage loans to third parties under participation agreements, which are recorded as secured borrowings. “Third-party mortgage loan activity” relates to amounts associated with mortgage loans originated and acquired for third parties, including (i) the related investment returns and expenses which are passed through to the third-party lenders and (ii) the corresponding mortgage loan assets. Third-party mortgage loan activity, unless otherwise stated, has been excluded from the amounts within the Investments section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table presents the information of mortgage loan assets originated and acquired and transferred to third parties:

	March 31, 2026	December 31, 2025
Portfolio Segment	Carrying Value
	(In millions)
Commercial	$5,570	$6,017
Agricultural	356	350
Total mortgage loan assets originated and acquired and transferred to third parties	$5,926	$6,367

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

	Selected Country Fixed Maturity Securities AFS at March 31, 2026
Country	Sovereign (1)	Non-Financial Services	Total (2)
	(Dollars in millions)
Ukraine	$18	$2	$20
Russian Federation	14	—	14
Total	$32	$2	$34
Investment grade %	—%	—%	—%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $66 million and $35 million, respectively, at March 31, 2026.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net investment income — GAAP	$5,355	$4,885
Investment hedge adjustments	84	103
Unit-linked investment income	318	227
Reinsurance activity	(301)	(43)
Depreciation of wholly-owned real estate and REJVs	61
Other	(18)	41
Adjusted net investment income (1)	$5,499	$5,213
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Three Months Ended March 31,
	2026		2025
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.50%	$3,491	4.36%	$3,259
Mortgage loans (3)	5.19	979	5.21	1,056
Real estate and REJVs	3.64	120	4.01	134
Policy loans	5.67	109	5.38	107
Equity securities	4.36	6	6.16	9
OLPI	11.75	436	6.22	222
Cash and short-term investments	4.04	206	4.42	224
Other invested assets	—	341	—	365
Investment income	5.03	5,688	4.82	5,376
Investment fees and expenses	(0.17)	(189)	(0.15)	(162)
Net investment income including divested businesses (4)	4.86%	5,499	4.67%	5,214
Less: net investment income from divested businesses (4)		—		1
Adjusted net investment income		$5,499		$5,213
__________________
(1)We calculate annualized yields using adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), Third-party mortgage loan activity, Reinsurance activity collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, contractholder-directed equity securities and FVO securities held by collateralized financing entities. Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.
(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of ($30) million and ($20) million for the three months ended March 31, 2026 and 2025, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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
See “— Results of Operations — Consolidated Results” for an analysis of the period-over-period changes in realized gains (losses) on investments sold, provision (release) for credit loss and impairments and non-investment portfolio gains (losses).

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	March 31, 2026		December 31, 2025
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$213,071	71.5%	$213,182	71.6%
Privately-placed	85,032	28.5	84,549	28.4
Total fixed maturity securities AFS, excluding Reinsurance activity	$298,103	100.0%	$297,731	100.0%
Reinsurance activity	18,007		18,200
Total fixed maturity securities AFS	$316,110		$315,931
Percentage of cash and invested assets, excluding Reinsurance activity	63.0%		63.1%
Equity securities
Publicly traded	$580	72.1%	$543	72.1%
Privately-held	224	27.9	210	27.9
Total equity securities, excluding Reinsurance activity	$804	100.0%	$753	100.0%
Reinsurance activity	123		105
Total equity securities	$927		$858
Percentage of cash and invested assets, excluding Reinsurance activity	0.2%		0.2%
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2025 Annual Report for further information on the processes used to value securities and the related controls.

Fair Value of Fixed Maturity Securities AFS and Equity Securities
Fixed maturity securities AFS and equity securities measured at estimated fair value on a recurring basis and their corresponding fair value pricing sources were as follows:

	March 31, 2026
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$14,782	5.0%	$436	54.2%
Level 2
Independent pricing sources	$250,749	84.1%	$140	17.4%
Internal matrix pricing or discounted cash flow techniques	—	—	3	0.4
Significant other observable inputs	$250,749	84.1%	$143	17.8%
Level 3
Independent pricing sources	$31,098	10.4%	$108	13.4%
Internal matrix pricing or discounted cash flow techniques	1,055	0.4	110	13.7
Independent broker quotations	419	0.1	7	0.9
Significant unobservable inputs	$32,572	10.9%	$225	28.0%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance activity	$298,103	100.0%	$804	100.0%
Reinsurance activity	18,007		123
Total fixed maturity securities AFS and equity securities at estimated fair value	$316,110		$927
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in four sectors at March 31, 2026: foreign corporate securities, U.S. corporate securities, RMBS and ABS & CLO. During the three months ended March 31, 2026, Level 3 fixed maturity securities AFS increased by $1.3 billion, or 4.2%. The increase was driven by purchases in excess of sales, offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss).
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Valuation of Securities” included in the 2025 Annual Report for further information on the estimates and assumptions that affect the amounts reported above.
Fixed Maturity Securities AFS
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about fixed maturity securities AFS by sector, contractual maturities and continuous gross unrealized losses.
Fixed Maturity Securities AFS Credit Quality — Ratings
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Fixed Maturity Securities AFS Credit Quality — Ratings” included in the 2025 Annual Report for a discussion of the credit quality ratings assigned by Nationally Recognized Statistical Rating Organizations (“NRSRO”), credit quality designations and designation categories assigned by the Securities Valuation Office of the National Association of Insurance Commissioners (“NAIC”) for fixed maturity securities AFS and modeling methodologies adopted by the NAIC for non-agency RMBS and CMBS that estimate security level expected losses under a variety of economic scenarios.

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

		March 31, 2026				December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$226,323	$(21,960)	$204,363	68.6%	$222,728	$(18,870)	$203,858	68.5%
Baa	2	84,700	(2,739)	81,961	27.5	83,314	(1,437)	81,877	27.5
Subtotal investment grade		311,023	(24,699)	286,324	96.1	306,042	(20,307)	285,735	96.0
Ba	3	8,176	(73)	8,103	2.7	8,212	61	8,273	2.8
B	4	3,342	(91)	3,251	1.1	3,460	(81)	3,379	1.1
Caa and lower	5	299	—	299	0.1	284	(35)	249	0.1
In or near default	6	146	(20)	126	—	110	(15)	95	—
Subtotal below investment grade		11,963	(184)	11,779	3.9	12,066	(70)	11,996	4.0
Total fixed maturity securities AFS, excluding Reinsurance activity		$322,986	$(24,883)	$298,103	100.0%	$318,108	$(20,377)	$297,731	100.0%
Reinsurance activity		18,932	(925)	18,007		18,844	(644)	18,200
Total fixed maturity securities AFS		$341,918	$(25,808)	$316,110		$336,952	$(21,021)	$315,931

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
March 31, 2026
U.S. corporate	$43,934	$34,859	$2,951	$1,364	$128	$43	$83,279
Foreign corporate	19,541	34,758	2,849	439	91	49	57,727
RMBS	41,655	1,312	122	19	3	4	43,115
Foreign government	28,715	7,163	1,896	1,424	32	19	39,249
U.S. government and agency	32,889	315	—	—	—	—	33,204
ABS & CLO	18,882	3,059	261	5	32	2	22,241
Municipals	9,941	398	24	—	—	—	10,363
CMBS	8,806	97	—	—	13	9	8,925
Total fixed maturity securities AFS, excluding Reinsurance activity	$204,363	$81,961	$8,103	$3,251	$299	$126	$298,103
Percentage of total	68.6%	27.5%	2.7%	1.1%	0.1%	—%	100.0%
Reinsurance activity	12,264	5,404	258	23	53	5	18,007
Total fixed maturity securities AFS	$216,627	$87,365	$8,361	$3,274	$352	$131	$316,110
December 31, 2025
U.S. corporate	$43,731	$34,802	$2,930	$1,451	$88	$46	$83,048
Foreign corporate	19,541	35,132	3,038	470	71	8	58,260
RMBS	40,736	1,502	166	19	4	4	42,431
Foreign government	30,069	6,679	1,828	1,398	34	20	40,028
U.S. government and agency	33,387	319	—	—	—	—	33,706
ABS & CLO	17,455	2,944	285	41	31	1	20,757
Municipals	10,161	392	26	—	—	—	10,579
CMBS	8,778	107	—	—	21	16	8,922
Total fixed maturity securities AFS, excluding Reinsurance activity	$203,858	$81,877	$8,273	$3,379	$249	$95	$297,731
Percentage of total	68.5%	27.5%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance activity	13,134	4,684	206	96	80	—	18,200
Total fixed maturity securities AFS	$216,992	$86,561	$8,479	$3,475	$329	$95	$315,931

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either March 31, 2026 or December 31, 2025. The top 10 holdings comprised 1% of total investments at both March 31, 2026 and December 31, 2025. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	March 31, 2026		December 31, 2025
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$32,979	23.4%	$33,265	23.5%
Consumer (cyclical and non-cyclical)	28,291	20.1	28,297	20.0
Utility	26,837	19.0	26,853	19.0
Industrial (basic, capital goods and other)	14,700	10.4	15,085	10.7
Transportation	13,486	9.6	13,572	9.6
Communications	9,618	6.8	9,651	6.8
Energy	8,414	6.0	8,160	5.8
Technology	5,073	3.6	4,907	3.5
Other	1,608	1.1	1,518	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance activity	$141,006	100.0%	$141,308	100.0%
Reinsurance activity	8,022		7,240
Total U.S. and foreign corporate fixed maturity securities AFS	$149,028		$148,548
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $74.3 billion and $72.1 billion of Structured Products at estimated fair value, at March 31, 2026 and December 31, 2025, respectively, as presented in the RMBS, ABS & CLO, and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	March 31, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$26,118	60.6%	$(646)	$25,704	60.6%	$(468)
Pass-through mortgage-backed securities	16,997	39.4	(763)	16,727	39.4	(669)
Total RMBS, excluding Reinsurance activity	$43,115	100.0%	$(1,409)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,438		(36)	2,987		(11)
Total RMBS	$45,553		$(1,445)	$45,418		$(1,148)
Risk profile
Agency	$27,027	62.7%	$(1,187)	$27,064	63.8%	$(972)
Non-Agency
Prime and prime investor	8,856	20.5	(165)	8,303	19.6	(119)
Nonqualified residential mortgage ("NQM") and alternative residential mortgage loans ("Alt-A")	1,896	4.4	11	1,780	4.2	11
Reperforming and sub-prime	3,279	7.6	(70)	3,355	7.9	(67)
Other (1)	2,057	4.8	2	1,929	4.5	10
Subtotal Non-Agency	16,088	37.3%	(222)	15,367	36.2%	(165)
Total RMBS, excluding Reinsurance activity	$43,115	100.0%	$(1,409)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,438		(36)	2,987		(11)
Total RMBS	$45,553		$(1,445)	$45,418		$(1,148)
Ratings profile
Rated Aaa and Aa	$38,438	89.2%		$37,374	88.1%
Designated NAIC 1	$41,655	96.6%		$40,736	96.0%
__________________
(1)Other Non-Agency RMBS are broadly diversified across several subsectors and issuers, including securities collateralized by the following mortgage loan types: single family rental, early buyout securitization and small business commercial.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Investments — Fixed Maturity Securities AFS and Equity Securities — Structured Products — RMBS” included in the 2025 Annual Report for further information about collateralized mortgage obligations and pass-through mortgage-backed securities, as well as agency, prime, prime investor, NQM, Alt-A, reperforming and sub-prime mortgage-backed securities.
We manage our exposure to reperforming and sub-prime RMBS holdings by focusing primarily on senior tranche securities, stress testing the portfolio with severe loss assumptions and closely monitoring the performance of the portfolio. Our reperforming RMBS are generally newer vintage securities and higher quality at purchase, and most are investment grade under NAIC designations (e.g., NAIC 1 and NAIC 2). Our sub-prime RMBS portfolio consists predominantly of securities that were purchased at significant discounts to par value and discounts to the expected principal recovery value of these securities, and most are investment grade under NAIC designations.

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS and CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	March 31, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,400	10.8%	$(21)	$2,070	10.0%	$(8)
Consumer loans	1,106	5.0	(5)	1,203	5.8	(2)
Student loans	1,068	4.8	(23)	896	4.3	(19)
Vehicle and equipment loans	989	4.4	6	886	4.3	8
Credit card	945	4.2	10	855	4.1	15
Franchise	736	3.3	(28)	739	3.6	(16)
Other (1)	7,798	35.1	(215)	7,103	34.2	(123)
Total	15,042	67.6%	(276)	13,752	66.3%	(145)
CLO (2)	7,199	32.4%	(14)	7,005	33.7%	8
Total ABS & CLO, excluding Reinsurance activity	$22,241	100.0%	$(290)	$20,757	100.0%	$(137)
Reinsurance activity	2,795		(15)	2,140		12
Total ABS & CLO	$25,036		$(305)	$22,897		$(125)
ABS ratings profile
Rated Aaa and Aa	$4,469	29.7%		$3,781	27.5%
Designated NAIC 1	$12,159	80.8%		$10,945	79.6%
CLO ratings profile
Rated Aaa and Aa	$5,235	72.7%		$5,137	73.3%
Designated NAIC 1	$6,729	93.5%		$6,555	93.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,704	43.6%		$8,918	43.0%
Designated NAIC 1	$18,888	84.9%		$17,500	84.3%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	March 31, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,324	48.4%	$(157)	$4,314	48.4%	$(124)
Single asset and single borrower	2,247	25.2	(32)	2,259	25.3	(35)
Agency	1,213	13.6	(109)	1,206	13.5	(100)
Commercial real estate collateralized loan obligations	179	2.0	1	150	1.7	1
Other	962	10.8	(14)	993	11.1	(4)
Total CMBS, excluding Reinsurance activity	$8,925	100.0%	$(311)	$8,922	100.0%	$(262)
Reinsurance activity	740		(8)	812		—
Total CMBS	$9,665		$(319)	$9,734		$(262)
Ratings profile
Rated Aaa and Aa	$7,103	79.6%		$7,017	78.6%
Designated NAIC 1	$8,805	98.7%		$8,779	98.4%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of Allowance for Credit Loss and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the three months ended March 31, 2026.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $15.6 billion and $15.2 billion at March 31, 2026 and December 31, 2025, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $638 million and $640 million at March 31, 2026 and December 31, 2025, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $660 million and $658 million at March 31, 2026 and December 31, 2025, respectively.

Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report, for further information.
Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	March 31, 2026				December 31, 2025
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$41,509	54.4%	$727	1.8%	$42,406	55.2%	$659	1.6%
Agricultural	18,095	23.7	101	0.6%	18,284	23.8	108	0.6%
Residential	16,682	21.9	203	1.2%	16,060	20.9	251	1.6%
Mortgage loans held-for-sale	35	—	—	—%	35	0.1	—	—%
Mortgage loans, excluding Reinsurance activity and Third-party mortgage loan activity	$76,321	100.0%	$1,031	1.4%	$76,785	100.0%	$1,018	1.3%
Reinsurance activity	2,535		25		2,487		28
Third-party mortgage loan activity	6,083		157		6,514		147
Mortgage loans	$84,939		$1,213		$85,786		$1,193
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Chile at March 31, 2026. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, New York and Texas were 17%, 8% and 7%, respectively, of total commercial and agricultural mortgage loans at March 31, 2026. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at March 31, 2026. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 33%, 11% and 7%, respectively, of total residential mortgage loans at March 31, 2026.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	March 31, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,466	20.4%	$8,395	19.8%
Non-U.S.	6,824	16.5	7,076	16.7
Middle Atlantic	5,385	13.0	5,699	13.4
South Atlantic	4,988	12.0	5,205	12.3
West South Central	3,122	7.5	3,260	7.7
Mountain	2,341	5.6	2,348	5.5
New England	2,248	5.4	2,249	5.3
East North Central	1,148	2.8	1,185	2.8
East South Central	430	1.0	451	1.1
West North Central	399	1.0	401	0.9
Multi-Region and Other	6,158	14.8	6,137	14.5
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	$41,509	100.0%	$42,406	100.0%
Reinsurance activity	795		832
Third-party mortgage loan activity	5,725		6,162
Total amortized cost	$48,029		$49,400
Less: ACL	885		807
Carrying value, net of ACL	$47,144		$48,593
Property Type
Office (1)	$15,474	37.3%	$16,088	38.0%
Apartment (1)	7,895	19.0	7,669	18.1
Retail	5,975	14.4	6,013	14.2
Single Family Rental	4,160	10.0	4,221	9.9
Industrial (1)	3,353	8.1	3,611	8.5
Hotel	2,851	6.9	3,134	7.4
Warehouse Revolvers (1)	1,712	4.1	1,578	3.7
Other	89	0.2	92	0.2
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	41,509	100.0%	42,406	100.0%
Reinsurance activity	795		832
Third-party mortgage loan activity	5,725		6,162
Total amortized cost	$48,029		$49,400
Less: ACL	885		807
Carrying value, net of ACL	$47,144		$48,593
_________________
(1)Certain amounts in prior periods are reclassified to conform to current period presentation.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 68% at both March 31, 2026 and December 31, 2025, and our average DSCR was 2.1x at both March 31, 2026 and December 31, 2025. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 45% and 46% at March 31, 2026 and December 31, 2025, respectively. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $41.5 billion at amortized cost at March 31, 2026 by key credit quality indicators of LTV and DSCR was as follows:

	March 31, 2026
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	54.0%	0.7%	1.6%	56.3%
65% - 75%	11.9%	2.1%	1.5%	15.5%
76% - 80%	4.8%	0.2%	0.4%	5.4%
>80%	11.6%	6.7%	4.5%	22.8%
Total	82.3%	9.7%	8.0%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $18.1 billion at amortized cost at March 31, 2026 by the key credit quality indicator of LTV was as follows:

March 31, 2026
LTV	Total
<65%	91.8%
65% - 75%	6.9%
76% - 80%	0.3%
>80%	1.0%
Total	100.0%

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
The carrying value of our real estate investments was $13.3 billion and $13.4 billion at March 31, 2026 and December 31, 2025, respectively, or 2.8% of cash and invested assets at both March 31, 2026 and December 31, 2025.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.4 billion unrealized gain position at March 31, 2026.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $136 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments, by income type, as well as income earned.
OLPI
OLPI are comprised of investments in private funds, including private equity funds. At March 31, 2026 and December 31, 2025, the carrying value of OLPI was $14.2 billion and $14.7 billion, respectively. OLPI were 3.0% and 3.1% of cash and invested assets at March 31, 2026 and December 31, 2025, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	March 31, 2026		December 31, 2025
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,541	43.4%	$7,020	43.4%
Company-owned life insurance policies (“COLI”)	1,839	10.6	1,832	11.3
Direct financing leases	1,280	7.4	1,333	8.2
Annuities funding structured settlement claims	1,243	7.1	1,244	7.7
Operating joint ventures	1,341	7.7	1,235	7.6
Federal Home Loan Bank of New York (“FHLBNY”) common stock	700	4.0	700	4.3
Tax credit and renewable energy partnerships	935	5.4	676	4.2
Funds withheld	459	2.6	478	3.0
Leveraged leases	306	1.8	365	2.3
Other	1,747	10.0	1,310	8.0
Total other invested assets, excluding Reinsurance activity	$17,391	100.0%	$16,193	100.0%
Reinsurance activity	233		139
Total other invested assets	$17,624		$16,332
Percentage of cash and invested assets, excluding Reinsurance activity	3.7%		3.4%
__________________
See Notes 1, 11 and 12 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for information regarding freestanding derivatives with positive estimated fair values, COLI, direct financing and leveraged leases, annuities funding structured settlement claims, operating joint ventures, FHLBNY common stock, tax credit and renewable energy partnerships, and funds withheld.
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at March 31, 2026 and December 31, 2025. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and REJVs” and “— OLPI.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at March 31, 2026 and December 31, 2025.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months ended March 31, 2026 and 2025.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Summary of Critical Accounting Estimates — Freestanding Derivatives” in the 2025 Annual Report for further information on the estimates and assumptions that affect derivatives. See also “Quantitative and Qualitative Disclosures About Market Risk — Management of Market Risk Exposures — Hedging Activities” in the 2025 Annual Report for more information about our use of derivatives by major hedge program.
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
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:

Notes to the Interim Condensed Consolidated Financial Statements:
Note	Topic
3	Acquisition
12	Subordinated debt securities issuance
13	Preferred stock, including the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations
Additionally, this discussion should be read in conjunction with the following sections included in the 2025 Annual Report for additional information regarding the topics noted below:

Notes to the Consolidated Financial Statements:
Note	Topic
3	Acquisition
5	Funding agreements, reported in PABs and the related pledged collateral
16	Long-term debt, short-term debt, credit and committed facilities, debt and facility covenants and facility agreement for senior debt issuances
17	Collateral financing arrangement and the related pledged collateral
18	Subordinated debt securities and the related replacement capital covenant
19
Preferred stock and common stock, including the calculation and timing of dividend payments, restrictions on dividends, “dividend stopper” provisions, and MetLife, Inc.’s common stock repurchase authorizations

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
Liquidity refers to the ability to generate adequate amounts of cash to meet our needs. Based upon our trusted global brand, diversified and resilient businesses, strong financial fundamentals and the substantial funding sources available to us as described herein, we continue to believe we have access to ample liquidity to meet business requirements under current market conditions and reasonably possible stress scenarios. We continuously monitor and adjust our liquidity and capital plans for MetLife, Inc. and its subsidiaries in light of market conditions, as well as changing needs and opportunities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Liquidity” included in the 2025 Annual Report.

Short-term Liquidity and Liquid Assets
At March 31, 2026 and December 31, 2025, our short-term liquidity position was $18.7 billion and $18.1 billion, respectively, while liquid assets were $181.8 billion and $184.5 billion, respectively.
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

	Three Months Ended March 31,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$2,687	$4,262
Net change in PABs	3,226	1,776
Net change in payables for collateral under securities loaned and other transactions	1,068	233
Long-term debt issued	61	89
Subordinated debt securities issued	1,000	1,000
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	98
Total sources	8,042	7,458
Uses:
Investing activities, net	5,455	3,322
Long-term debt repaid	53	555
Collateral financing arrangement repaid	53	13
Derivatives with certain financing elements and other derivative-related transactions, net	71	71
Net change in mortgage loan secured financing	380	189
Treasury stock acquired in connection with share repurchases	755	1,411
Dividends on preferred stock	45	66
Dividends on common stock	372	374
Other, net	67	199
Effect of change in foreign currency exchange rates on cash and cash equivalents	136	—
Total uses	7,387	6,200
Net increase (decrease) in cash and cash equivalents	$655	$1,258
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

Liquidity and Capital Sources and Uses
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) issuances of long-term debt, including subordinated debt securities, and the collateral financing arrangement; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) the facility agreement for senior debt issuances; (vii) a shelf registration statement, which permits the issuance of public debt, equity and hybrid securities and provides for automatic effectiveness upon filing and has no stated issuance capacity; and (viii) dispositions.
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
Additional details regarding certain of our primary sources and uses of liquidity and capital are discussed below and included in the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2025 Annual Report referenced in “— Overview.”
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
Credit and Committed Facilities
At March 31, 2026, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at March 31, 2026 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$304	$—	$2,696

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,882	2,439	—	443
Total Committed Facilities	$3,232	$2,789	$—	$443
Debt Outstanding
The following table summarizes our outstanding debt at:

	March 31, 2026	December 31, 2025
	(In millions)
Short-term debt (1)	$404	$355
Long-term debt (2)	$14,445	$14,467
Collateral financing arrangement	$299	$352
Subordinated debt securities (3)	$5,143	$4,155
__________________
(1)This is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $420 million and $411 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at March 31, 2026 and December 31, 2025, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in February 2026. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at March 31, 2026.
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
Common Stock and Preferred Stock Repurchases and Dividends
Certain provisions of MetLife, Inc.’s preferred stock and subordinated debt securities may restrict payments of dividends and interest or restrict repurchases of its common or preferred stock. See Note 19 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for additional information regarding “dividend stopper” provisions in MetLife, Inc.’s preferred stock and subordinated debt securities.
For the three months ended March 31, 2026 and 2025, MetLife, Inc. paid dividends on its preferred stock of $45 million and $66 million, respectively. For the three months ended March 31, 2026 and 2025, MetLife, Inc. paid dividends on its common stock of $372 million and $374 million, respectively.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In Corporate & Other, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the three months ended March 31, 2026 and 2025, general account surrenders and withdrawals from annuity products were $206 million and $346 million, respectively. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at March 31, 2026, there were funding agreements totaling $125 million that could be put back to the Company.

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
MetLife, Inc.’s ability to maintain regular access to competitively priced wholesale funds is fostered by its current credit ratings from the major credit rating agencies. We view our capital ratios, credit quality, stable and diverse earnings streams, diversity of liquidity sources and our liquidity monitoring procedures as critical to retaining such credit ratings. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — The Company — Rating Agencies” included in the 2025 Annual Report.
Liquid Assets
At March 31, 2026 and December 31, 2025, MetLife holding companies had $3.9 billion and $3.6 billion, respectively, in liquid assets. Of these amounts, $2.7 billion and $2.0 billion were held by MetLife, Inc., and $1.2 billion and $1.6 billion were held by other MetLife holding companies at March 31, 2026 and December 31, 2025, respectively.
Liquid assets held in non-U.S. holding companies are generated in part through dividends from non-U.S. insurance operations. Such dividends are subject to local insurance regulatory requirements, as discussed in “— Liquidity and Capital Sources and Uses — Dividends from Subsidiaries.”
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Consolidated Company Outlook” included in the 2025 Annual Report for the targeted level of liquid assets at the holding companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — MetLife, Inc. — Liquid Assets” included in the 2025 Annual Report for additional information on the sources and uses of liquid assets, as well as sources and uses of liquid assets included in free cash flow for MetLife, Inc. and other MetLife holding companies.
Liquidity and Capital Sources and Uses
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt, including subordinated debt securities, and the collateral financing arrangement; (iii) credit and committed facilities; and (iv) dispositions.
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) repayments, repurchases and/or redemptions of common stock, preferred stock and debt; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions.
Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources and Uses,” the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2025 Annual Report referenced in “— Overview” and are discussed below.
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
The table below sets forth the dividends permitted to be paid in 2026 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the three months ended March 31, 2026:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$1,309	$2,121
American Life Insurance Company	$402	$2,219
Metropolitan Tower Life Insurance Company	$—	$547
__________________
(1)Reflects all amounts paid, including those where regulatory approval was obtained as required.
(2)Reflects dividend amounts that may be paid during 2026 without prior regulatory approval. However, because dividend tests may be based on dividends previously paid over rolling 12-month periods, if paid before a specified date during 2026, some or all of such dividends may require regulatory approval.
In addition to the amounts presented in the table above, for the three months ended March 31, 2026, MetLife, Inc. also received from certain other subsidiaries cash dividends totaling $32 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	March 31, 2026	December 31, 2025
	(In millions)
Long-term debt — unaffiliated	$13,968	$13,999
Long-term debt — affiliated	$1,433	$1,451
Subordinated debt securities	$4,449	$3,461
Affiliated Capital and Lending Transactions
For the three months ended March 31, 2026 and 2025, MetLife, Inc. invested a net amount of $54 million and $26 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $315 million and $0 at March 31, 2026 and December 31, 2025, respectively. In March 2026, MetLife Services and Solutions, LLC issued a $300 million short-term note to MetLife, Inc., bearing interest at the three-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus 1.24%.
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
Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measures are included in “— Results of Operations” and “— Investments.” Reconciliations of these non-GAAP measures to the most directly comparable GAAP measures are not accessible on a forward-looking basis because we believe it is not possible without unreasonable effort to provide other than a range of net investment gains and losses and net derivative gains and losses, which can fluctuate significantly within or outside the range and from period to period and may have a material impact on net income (loss).
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
•Allocated equity: the portion of total MetLife, Inc.’s adjusted common stockholders’ equity that management allocates to each of its segments based on local capital requirements and economic capital. See “— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Economic Capital” in the 2025 Annual Report.
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
Risk Management
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in the 2025 Annual Report for information on our risk management.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We regularly analyze our exposure to interest rate, equity market price and foreign currency exchange rate risks. As a result of that analysis, we have determined that the estimated fair values of certain assets and liabilities are materially exposed to changes in interest rates, foreign currency exchange rates and changes in the equity markets. We have exposure to such market risks through our insurance operations and investment activities. We use a variety of strategies to manage these risks, including the use of derivatives. A description of our market risk exposures may be found under “Quantitative and Qualitative Disclosures About Market Risk” included in the 2025 Annual Report. There have been no material changes to our market risk exposures from those previously disclosed in the 2025 Annual Report.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
Certain factors that may affect the Company’s business or operations are described under “Risk Factors” in Part I, Item 1A, of the 2025 Annual Report. There have been no material changes to our risk factors from the risk factors previously disclosed in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended March 31, 2026 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31, 2026	2,558,592	$78.17	2,558,592	$1,872,488,893
February 1 - February 28, 2026	3,321,439	$77.07	3,321,439	$1,616,489,444
March 1 - March 31, 2026	4,241,087	$70.62	4,241,087	$1,316,989,303
Total	10,121,118		10,121,118
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In April 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At March 31, 2026, MetLife, Inc. had $1.3 billion of common stock repurchases remaining under its authorization. Neither the authorization remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. For more information on our common stock authorizations and common stock repurchases, including the excise tax payable in connection therewith, see Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2025 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended March 31, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

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

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

4.1	Certain instruments defining the rights of holders of long-term debt of MetLife, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. MetLife, Inc. hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of such instruments.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC
ABO	Accumulated Benefit Obligations	Credit Facility	Unsecured revolving credit facility
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	CRO	Chief Risk Officer
ACL	Allowance For Credit Loss	C-ROSS	China Risk Oriented Solvency System
AD&D	Accidental Death and Dismemberment	CSRD	Corporate Sustainability Reporting Directive
AFS	Available-For-Sale	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
AI	Artificial Intelligence	DAC	Deferred Policy Acquisition Costs
ALM	Asset/Liability Management	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
Alt-A	Alternative Residential Mortgage Loans	Delaware Commissioner	Delaware Commissioner of Insurance
American Life	American Life Insurance Company	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AOCI	Accumulated Other Comprehensive Income (Loss)	DOL	U.S. Department of Labor
APBO	Accumulated Postretirement Benefit Obligation	DPL	Deferred Profit Liability
ASO	Administrative Services-Only	DSCR	Debt Service Coverage Ratios
ASU	Accounting Standards Update	EEA	European Economic Area
AUM	Assets Under Management	EMEA	Europe, the Middle East and Africa
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ERC	Enterprise Risk Committee
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	ERISA	Employee Retirement Income Security Act of 1974
CBIRC	The China Banking and Insurance Regulatory Commission	ERM	Enterprise Risk Management
CCPA	California Consumer Privacy Act	EU	European Union
CEO	Chief Executive Officer	EU AI Act	European Union’s Artificial Intelligence Act
CFEs	Collateralized Financing Entities	Exchange Act	Securities Exchange Act of 1934
CFO	Chief Financial Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFPB	Consumer Financial Protection Bureau	FASB	Financial Accounting Standards Board
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot	Chariot Holding Company, LP	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve Board	Board of Governors of the Federal Reserve System
CISO	Chief Information Security Officer	FHLBNY	Federal Home Loan Bank of New York
CLO Investments	CLO Fund Investments	FINRA	Financial Industry Regulatory Authority
CLOs	Collateralized Loan Obligations	FIO	Federal Insurance Office
CMBS	Commercial Mortgage-Backed Securities	Fitch	Fitch Ratings Inc.
COLI	Company-Owned Life Insurance Policies	FPBs	Future Policy Benefits
Committed Facilities	Credit Facility, as well as certain committed facilities	FSA	Financial Services Agency in Japan

FSB	Financial Stability Board	MRV	MetLife Reinsurance Company of Vermont
FSOC	Financial Stability Oversight Council	MSS	MetLife Services and Solutions, LLC
FVO	Fair Value Option	MTL	Metropolitan Tower Life Insurance Company
GAAP	Accounting principles generally accepted in the United States of America	NAIC	National Association of Insurance Commissioners
GCC	Group Capital Calculation	NAV	Net Asset Value
GDPR	General Data Protection Regulation	Nebraska Director	Director of the Nebraska Department of Insurance
GICs	Guaranteed Interest Contracts	NGEs	Non-Guaranteed Elements
GILTI	Global Intangible Low-Taxed Income	NIFO	Net investment in a foreign operation
GMABs	Guaranteed Minimum Accumulation Benefits	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
GMCR	Guaranteed Minimum Crediting Rates	NPR	Net Premium Ratio
GMDBs	Guaranteed Minimum Death Benefits	NQM	Nonqualified Residential Mortgage
GMIBs	Guaranteed Minimum Income Benefits	NRSRO	Nationally Recognized Statistical Rating Organizations
GMWBs	Guaranteed Minimum Withdrawal Benefits	NYDFS	New York State Department of Financial Services
GMXBs	Guaranteed Minimum Benefits	OCI	Other Comprehensive Income (Loss)
IAIGs	Internationally Active Insurance Groups	OLPI	Other Limited Partnership Interests
IAIS	International Association of Insurance Supervisors	OTC	Over-the-Counter
IBNP	Incurred But Not Paid	OTC-bilateral	Bilateral contracts between two counterparties
IBNR	Incurred But Not Reported	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
IMR	Interest Maintenance Reserve	PABs	Policyholder Account Balances
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	PBO	Projected Benefit Obligation
IRS	Internal Revenue Service	PCAOB	Public Company Accounting Oversight Board
LDTI	Long-Duration Targeted Improvements	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
LDTI Transition Date	January 1, 2021	PineBridge	PineBridge Investments
LIBOR	London Interbank Offered Rate	PTE	Prohibited Transaction Exemption
LTV	Loan-To-Value	RBC	Risk-Based Capital
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	RCC	Replacement Capital Covenant
MIM	MetLife Investment Management, the Company’s institutional asset management business	REJVs	Real Estate Joint Ventures
MLIC	Metropolitan Life Insurance Company	Retiree VEBA	U.S. Retiree Health and Welfare Benefit Obligations
Moody’s	Moody’s Investors Service, Inc.	RIS	Retirement and Income Solutions
MoRe	Missouri Reinsurance, Inc.	RMBS	Residential Mortgage-Backed Securities
MrB	MetLife Reinsurance Company of Bermuda, Ltd.	ROU	Right-of-Use
MRB	Market Risk Benefit	SCL	Special Considerations Letter
MRC	MetLife Reinsurance Company of Charleston	SEC	U.S. Securities and Exchange Commission
MrH	MetLife Reinsurance Company of Hamilton, Ltd.	Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders

Series A preferred stock	Non-Cumulative Preferred Stock, Series A	TRRs	Total Rate of Return Swaps
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	U.K.	United Kingdom
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	U.S.	United States
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
Series G preferred stock	3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	Unit-linked and FVO Securities	Contractholder-directed equity securities and FVO securities
SOFR	Secured Overnight Financing Rate	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
SSG	Structured Securities Group	UREV	Unearned Revenue
Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio	VIEs	Variable Interest Entities
Statutory Codification	Codification of Statutory Accounting Principles	VM	Valuation Manual
Structured Products	RMBS, ABS & CLO and CMBS	VOBA	Value of Business Acquired
Superintendent	New York Superintendent of Financial Services	VOCRA	Value of Customer Relationships Acquired
S&P	Standard & Poor’s Global Ratings	VODA	Value of Distribution Agreements
TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METLIFE, INC.

By:	/s/ Adrienne O’Neill
Name: Adrienne O’Neill Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: May 7, 2026