Form 10-Q
period 2026-06-30
METLIFE INC
filed 2026-08-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

At July 31, 2026, 635,476,927 shares of the registrant’s common stock were outstanding.

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

Corporate Information
We encourage investors and others to frequently visit our website (www.metlife.com), including our Investor Relations web pages (https://investor.metlife.com). We announce significant financial and other information to our investors and the public on the Investor Relations web pages, as well as in U.S. Securities and Exchange Commission filings, news releases, public conference calls and webcasts, fact sheets, social media posts, including those of our senior executives, and other documents and media. The information found on our website, including MetLife’s Sustainability Report, is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we submit to the U.S. Securities and Exchange Commission, and any references to our website are intended to be inactive textual references only.

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
June 30, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $224 and $249, respectively); and amortized cost: $347,781 and $337,201, respectively	$322,183	$315,931
Equity securities, at estimated fair value	932	858
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $1,985 and $1,751, respectively, relating to variable interest entities)	14,809	13,959
Mortgage loans (net of allowance for credit loss of $1,358 and $1,193, respectively; includes $0 and $35, respectively, of mortgage loans held-for-sale)	82,856	84,593
Policy loans	8,226	8,547
Real estate and real estate joint ventures (includes $377 and $378, respectively, under the fair value option; $178 and $132, respectively, of real estate held-for-sale; $431 and $302, respectively, relating to variable interest entities)	13,065	13,440
Other limited partnership interests	14,801	14,917
Short-term investments, principally at estimated fair value	8,016	3,601
Other invested assets (includes $1,637 and $1,698, respectively, of leveraged and direct financing leases; $623 and $560, respectively, relating to variable interest entities)	17,675	16,332
Total investments	482,563	472,178
Cash and cash equivalents, principally at estimated fair value (includes $357 and $96, respectively, relating to variable interest entities)	19,301	22,032
Accrued investment income	3,774	3,719
Premiums, reinsurance and other receivables	50,635	49,059
Market risk benefits, at estimated fair value	490	458
Deferred policy acquisition costs and value of business acquired	21,571	21,107
Current income tax recoverable	426	660
Deferred income tax asset	3,167	2,585
Goodwill	9,536	9,613
Other assets	11,059	11,822
Separate account assets	156,850	151,933
Total assets	$759,372	$745,166
Liabilities, Mezzanine Equity and Equity
Liabilities
Future policy benefits	$206,150	$208,855
Policyholder account balances	245,458	236,857
Market risk benefits, at estimated fair value	2,235	2,406
Other policy-related balances	20,559	20,070
Policyholder dividends payable	349	356
Payables for collateral under securities loaned and other transactions	18,882	17,115
Short-term debt (includes $114 and $117, respectively, relating to variable interest entities)	460	355
Long-term debt (includes $69 and $28, respectively, relating to variable interest entities)	14,244	14,467
Collateral financing arrangement	286	352
Subordinated debt securities	5,144	4,155
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	1,497	1,206
Deferred income tax liability	311	536
Other liabilities (includes $374 and $167, respectively, relating to variable interest entities)	58,986	57,582
Separate account liabilities	156,850	151,933
Total liabilities	731,411	716,245
Contingencies, Commitments and Guarantees (Note 18)
Mezzanine Equity
Redeemable noncontrolling interests	220	241
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,196,795,831 and 1,195,587,190 shares issued, respectively; 637,752,080 and 655,333,773 shares outstanding, respectively	12	12
Additional paid-in capital	32,933	32,858
Retained earnings	45,380	44,290
Treasury stock, at cost; 559,043,751 and 540,253,417 shares, respectively	(32,141)	(30,678)
Accumulated other comprehensive income (loss)	(18,743)	(18,084)
Total MetLife, Inc.’s stockholders’ equity	27,441	28,398
Noncontrolling interests	300	282
Total equity	27,741	28,680
Total liabilities, mezzanine equity and equity	$759,372	$745,166
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Premiums	$11,435	$10,810	$23,555	$22,533
Universal life and investment-type product policy fees	1,372	1,259	2,715	2,488
Net investment income	6,702	5,661	12,057	10,546
Other revenues	845	679	1,697	1,366
Net investment gains (losses)	(428)	(273)	(1,098)	(660)
Net derivative gains (losses)	(772)	(796)	(698)	(364)
Total revenues	19,154	17,340	38,228	35,909
Expenses
Policyholder benefits and claims	11,335	10,767	23,199	22,573
Policyholder liability remeasurement (gains) losses	18	5	5	(26)
Market risk benefit remeasurement (gains) losses	(270)	(277)	(150)	22
Interest credited to policyholder account balances	3,067	2,400	4,741	4,047
Policyholder dividends	125	146	249	290
Other expenses	3,844	3,319	7,642	6,669
Total expenses	18,119	16,360	35,686	33,575
Income (loss) before provision for income tax	1,035	980	2,542	2,334
Provision for income tax expense (benefit)	256	245	601	649
Net income (loss)	779	735	1,941	1,685
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	43	6	20	11
Net income (loss) attributable to MetLife, Inc.	736	729	1,921	1,674
Less: Preferred stock dividends	31	31	76	97
Net income (loss) available to MetLife, Inc.’s common shareholders	$705	$698	$1,845	$1,577
Comprehensive income (loss)	$1,251	$1,125	$1,294	$4,085
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests, net of income tax	31	7	32	10
Comprehensive income (loss) attributable to MetLife, Inc.	$1,220	$1,118	$1,262	$4,075

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$1.10	$1.04	$2.85	$2.33
Diluted	$1.09	$1.03	$2.83	$2.32

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$12	$32,858	$44,290	$(30,678)	$(18,084)	$28,398	$282	$28,680
Treasury stock acquired in connection with share repurchases (includes $7 of excise tax)					(762)		(762)		(762)
Stock-based compensation			63				63		63
Dividends on preferred stock				(45)			(45)		(45)
Dividends on common stock (declared per share of $0.568)				(372)			(372)		(372)
Change in equity of noncontrolling interests							—	(12)	(12)
Net income (loss)				1,185			1,185	5	1,190
Other comprehensive income (loss), net of income tax						(1,143)	(1,143)	(4)	(1,147)
Balance at March 31, 2026	$—	$12	$32,921	$45,058	$(31,440)	$(19,227)	$27,324	$271	$27,595
Treasury stock acquired in connection with share repurchase (includes $6 of excise tax)					(701)		(701)		(701)
Stock-based compensation			12				12		12
Dividends on preferred stock				(31)			(31)		(31)
Dividends on common stock (declared per share of $0.593 )				(383)			(383)		(383)
Change in equity of noncontrolling interests							—	(2)	(2)
Net income (loss)				736			736	32	768
Other comprehensive income (loss), net of income tax						484	484	(1)	483
Balance at June 30, 2026	$—	$12	$32,933	$45,380	$(32,141)	$(18,743)	$27,441	$300	$27,741

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $13 of excise tax)					(1,424)		(1,424)		(1,424)
Stock-based compensation			29				29		29
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.545)				(374)			(374)		(374)
Change in equity of noncontrolling interests							—	1	1
Net income (loss)				945			945	5	950
Other comprehensive income (loss), net of income tax						2,012	2,012	(2)	2,010
Balance at March 31, 2025	$—	$12	$33,820	$43,131	$(29,222)	$(20,248)	$27,493	$262	$27,755
Treasury stock acquired in connection with share repurchases (includes $5 of excise tax)					(515)		(515)		(515)
Stock-based compensation			2				2		2
Dividends on preferred stock				(31)			(31)		(31)
Dividends on common stock (declared per share of $0.568)				(382)			(382)		(382)
Change in equity of noncontrolling interests							—	(27)	(27)
Net income (loss)				729			729	6	735
Other comprehensive income (loss), net of income tax						389	389	1	390
Balance at June 30, 2025	$—	$12	$33,822	$43,447	$(29,737)	$(19,859)	$27,685	$242	$27,927
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2026 and 2025 (Unaudited)
(In millions)

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$4,915	$6,449
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	40,933	27,503
Equity securities	82	54
Fair value option securities	154	—
Mortgage loans	8,241	6,421
Real estate and real estate joint ventures	635	72
Other limited partnership interests	682	504
Short-term investments	7,256	7,439
Purchases and originations of:
Fixed maturity securities available-for-sale	(50,384)	(35,502)
Equity securities	(173)	(48)
Fair value option securities	(256)	—
Mortgage loans	(7,109)	(4,214)
Real estate and real estate joint ventures	(499)	(387)
Other limited partnership interests	(1,047)	(650)
Short-term investments	(11,050)	(7,427)
Cash received in connection with freestanding derivatives	1,091	1,438
Cash paid in connection with freestanding derivatives	(2,743)	(1,959)
Net change in policy loans	269	(30)
Net change in other invested assets	(398)	557
Other, net	(10)	(74)
Net cash provided by (used in) investing activities	(14,326)	(6,303)
Cash flows from financing activities
Policyholder account balances - deposits	57,020	55,756
Policyholder account balances - withdrawals	(50,094)	(51,669)
Net change in payables for collateral under securities loaned and other transactions	1,824	(118)
Long-term debt issued	65	713
Long-term debt repaid	(217)	(558)
Collateral financing arrangement repaid	(66)	(38)
Subordinated debt securities issued	1,000	1,000
Derivatives with certain financing elements and other derivative-related transactions, net	(151)	(74)
Proceeds from mortgage loan secured financing	180	334
Repayments of mortgage loan secured financing	(836)	(672)
Proceeds from notes issued by collateralized financing entities	843	—
Repayments of notes issued by collateralized financing entities	(537)	—
Treasury stock acquired in connection with share repurchases	(1,477)	(1,921)
Dividends on preferred stock	(76)	(97)
Dividends on common stock	(755)	(756)
Other, net	52	(231)
Net cash provided by (used in) financing activities	6,775	1,669
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(95)	295
Change in cash and cash equivalents	(2,731)	2,110
Cash and cash equivalents, beginning of period	22,032	20,068
Cash and cash equivalents, end of period	$19,301	$22,178

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$531	$507
Income tax	$819	$930
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,170	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$182	$186
Other invested assets received in connection with the sale of other limited partnership interests	$347	$20

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of June 30, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs will be reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
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
The tax impact of the adjustments mentioned above is calculated net of the U.S. or foreign statutory tax rate, which could differ from the Company’s effective tax rate. Additionally, the provision for income tax (expense) benefit also includes the impact related to the timing of certain tax credits, as well as certain tax reforms.

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
Corporate & Other
Corporate & Other contains various run-off and developing businesses. Also included in Corporate & Other are the excess capital, as well as certain charges and activities, not allocated to the segments (including external integration and disposition costs, internal resource costs for associates committed to acquisitions and dispositions and enterprise-wide strategic initiatives), interest expense related to the majority of the Company’s outstanding debt, expenses associated with certain legal proceedings and income tax audit issues, and the elimination of intersegment amounts (which generally relate to asset management fees and loans bearing interest rates commensurate with related borrowings).
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and six months ended June 30, 2026 and 2025.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended June 30, 2026	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,819	$1,587	$1,237	$1,498	$698	$—
Universal life and investment-type product policy fees	242	113	441	416	98	—
Net investment income (1)	357	2,219	1,375	587	67	2
Other revenues	451	69	20	(15)	10	317

Expenses
Policyholder benefits and claims and policyholder dividends	5,053	2,466	1,030	1,471	335	—
Policyholder liability remeasurement (gains) losses	(2)	3	(15)	5	(5)	—
Interest credited to PABs	69	908	862	101	21	—
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	8	24	214	186	110	—
Interest expense on debt	2	2	—	4	—	1
Direct and allocated expenses	529	86	299	171	120	227
Other segment expenses (2)	574	36	93	197	159	15
Provision for income tax expense (benefit)	133	86	170	83	25	19
Adjusted earnings	$503	$377	$420	$268	$108	$57

Three Months Ended June 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,801	$1,210	$1,278	$1,260	$626	$—
Universal life and investment-type product policy fees	240	102	399	371	84	—
Net investment income (1)	345	2,166	1,204	445	61	2
Other revenues	405	70	22	3	9	237

Expenses
Policyholder benefits and claims and policyholder dividends	5,161	2,045	1,051	1,216	309	—
Policyholder liability remeasurement (gains) losses	(4)	1	(12)	—	4	—
Interest credited to PABs	73	903	757	96	20	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	7	21	223	137	88	—
Interest expense on debt	1	4	—	4	—	—
Direct and allocated expenses	507	89	304	143	111	158
Other segment expenses (2)	538	25	91	166	120	9
Provision for income tax expense (benefit)	107	90	143	84	28	18
Adjusted earnings	$401	$370	$346	$233	$100	$54

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Six Months Ended June 30, 2026	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$11,667	$3,799	$2,531	$2,983	$1,387	$—
Universal life and investment-type product policy fees	472	222	868	835	197	—
Net investment income (1)	709	4,471	2,836	996	134	7
Other revenues	912	138	37	(22)	19	631

Expenses
Policyholder benefits and claims and policyholder dividends	10,200	5,532	2,118	2,820	672	—
Policyholder liability remeasurement (gains) losses	(4)	(17)	(30)	5	(2)	—
Interest credited to PABs	139	1,791	1,695	186	42	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	20	47	425	359	207	—
Interest expense on debt	3	5	—	9	—	2
Direct and allocated expenses	1,069	179	597	329	242	469
Other segment expenses (2)	1,142	72	188	403	300	28
Provision for income tax expense (benefit)	249	193	372	184	58	35
Adjusted earnings	$942	$828	$907	$497	$218	$104

Six Months Ended June 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$11,564	$3,494	$2,538	$2,424	$1,208	$—
Universal life and investment-type product policy fees	473	206	805	711	162	—
Net investment income (1)	698	4,356	2,408	853	119	3
Other revenues	839	139	37	12	17	455

Expenses
Policyholder benefits and claims and policyholder dividends	10,344	5,165	2,088	2,307	586	—
Policyholder liability remeasurement (gains) losses	(22)	(14)	(23)	(3)	4	—
Interest credited to PABs	145	1,786	1,468	194	37	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	13	40	439	266	182	—
Interest expense on debt	2	7	—	8	—	—
Direct and allocated expenses	1,036	187	610	278	220	331
Other segment expenses (2)	1,080	59	183	342	240	18
Provision for income tax expense (benefit)	205	189	305	156	54	27
Adjusted earnings	$771	$776	$718	$452	$183	$82
__________________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Group Benefits	(1)%	—%	—%	—%
RIS	4%	4%	6%	5%
Asia	12%	10%	15%	10%
Latin America	1%	—%	1%	—%
EMEA	1%	—%	1%	—%
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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Total segment adjusted earnings	$1,733	$1,504	$3,496	$2,982
Corporate & Other	(129)	(111)	(261)	(174)
Total consolidated adjusted earnings	1,604	1,393	3,235	2,808
Net investment gains (losses)	(428)	(273)	(1,098)	(660)
Net derivative gains (losses)	(772)	(796)	(698)	(364)
MRB remeasurement gains (losses)	270	277	150	(22)
Investment hedge adjustments	(170)	(102)	(254)	(205)
Depreciation of wholly-owned real estate and REJVs	(54)		(115)
Other	95	41	317	(90)
Provision for income tax (expense) benefit	234	195	404	218
Net income (loss)	$779	$735	$1,941	$1,685

Segment revenues:
Group Benefits	$6,869	$6,791	$13,760	$13,574
RIS	3,988	3,548	8,630	8,195
Asia	3,073	2,903	6,272	5,788
Latin America	2,486	2,079	4,792	4,000
EMEA	873	780	1,737	1,506
MIM (1)	319	239	638	458
Total segment revenues	17,608	16,340	35,829	33,521
Net investment gains (losses)	(428)	(273)	(1,098)	(660)
Net derivative gains (losses)	(772)	(796)	(698)	(364)
Investment hedge adjustments	(170)	(102)	(254)	(205)
Unit-linked investment income	998	498	680	271
Reinsurance activity	331	47	632	90
Corporate & Other revenue	1,467	1,581	2,928	3,227
Other	120	45	209	29
Total consolidated revenues	$19,154	$17,340	$38,228	$35,909
_______________
(1)Includes intersegment asset management fees of $133 million and $264 million for the three months and six months ended June 30, 2026, respectively, and $130 million and $259 million for the three months and six months ended June 30, 2025, respectively, earned in connection with management of general account investments of the Company.
3. Acquisitions and Dispositions
Acquisition of PineBridge Investments
In the fourth quarter of 2025, the Company completed the acquisition of PineBridge Investments, which is reported in the MIM segment, for the preliminary purchase consideration of $885 million. The purchase consideration and the purchase price allocation are preliminary and are subject to adjustment during the measurement period, which is up to one year from the acquisition date. See Note 3 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information on the acquisition.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
3. Acquisitions and Dispositions (continued)
Pending Disposition of MetLife Ukraine
In the second quarter of 2026, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, PJSC MetLife (“MetLife Ukraine”), which is reported in the EMEA segment. In connection with the anticipated disposal, an impairment loss of $65 million, net of income tax, was recorded for the three months and six months ended June 30, 2026, and is reflected in net investment gains (losses). The transaction is expected to close in 2027 and is subject to regulatory approvals and satisfaction of other closing conditions.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$78,936	$79,523
Asia:
Whole and term life & endowments	8,565	10,140
Accident & health	6,822	7,913
Latin America - Fixed annuities	12,608	12,336
Corporate & Other - Long-term care	15,345	15,224
Deferred Profit Liabilities:
RIS - Annuities	3,859	3,855
Asia:
Whole and term life & endowments	948	919
Accident & health	992	993
Latin America - Fixed annuities	555	562
Additional Insurance Liabilities:
Asia:
Variable life	1,025	1,074
Universal and variable universal life	318	330
Corporate & Other - Universal and variable universal life	2,766	2,713
Corporate & Other - Participating life	46,738	47,359
Other long-duration (1)	11,300	11,148
Short-duration and other	15,373	14,766
Total	$206,150	$208,855
_______________
(1)This balance represents liabilities for various smaller product lines across multiple segments, as well as Corporate & Other.
Rollforwards — Traditional and Limited-Payment Contracts
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
RIS — Annuities
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

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience (1)	(4)	(39)
Adjusted balance	(4)	(39)
Issuances	2,169	2,769
Net premiums collected	(2,165)	(2,730)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$79,842	$66,621

Balance, beginning of period, at original discount rate	$81,498	$69,643
Effect of actual variances from expected experience (1)	(30)	(100)
Adjusted balance	81,468	69,543
Issuances	2,187	2,797
Interest accrual	1,943	1,676
Benefit payments	(3,851)	(3,288)
Effect of foreign currency translation	(19)	27
Ending balance at original discount rate	81,728	70,755
Effect of changes in discount rate assumptions	(2,434)	(2,280)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(1)	—
Balance, end of period, at current discount rate at balance sheet date	79,293	68,475

Cumulative amount of fair value hedging adjustments	(357)	(282)
Net liability for FPBs	78,936	68,193
Less: Reinsurance recoverables	12,104	2,207
Net liability for FPBs, net of reinsurance	$66,832	$65,986

Undiscounted - Expected future benefit payments	$146,583	$128,551
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$79,293	$68,475
Weighted-average duration of the liability	8 years	8 years
Weighted-average interest accretion (original locked-in) rate	4.9%	4.9%
Weighted-average current discount rate at balance sheet date	5.6%	5.5%
_________________
(1)For the six months ended June 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $46 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$3,910	$4,023

Balance, beginning of period, at original discount rate	$4,337	$4,286
Effect of actual variances from expected experience	(32)	(44)
Adjusted balance	4,305	4,242
Issuances	346	290
Interest accrual	46	39
Net premiums collected	(332)	(313)
Effect of foreign currency translation	(148)	340
Ending balance at original discount rate	4,217	4,598
Effect of changes in discount rate assumptions	(528)	(332)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	17	(25)
Balance, end of period, at current discount rate at balance sheet date	$3,706	$4,241

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$14,050	$15,190

Balance, beginning of period, at original discount rate	$15,358	$15,252
Effect of actual variances from expected experience	(12)	(43)
Adjusted balance	15,346	15,209
Issuances	346	290
Interest accrual	195	188
Benefit payments	(504)	(482)
Effect of foreign currency translation	(637)	1,286
Ending balance at original discount rate	14,746	16,491
Effect of changes in discount rate assumptions	(2,510)	(433)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	32	27
Balance, end of period, at current discount rate at balance sheet date	12,268	16,085

Cumulative impact of flooring the future policyholder benefits reserve	3	—
Net liability for FPBs	8,565	11,844
Less: Amount due to reinsurer	(2)	(2)
Net liability for FPBs, net of reinsurance	$8,567	$11,846

Undiscounted:
Expected future gross premiums	$9,042	$9,474
Expected future benefit payments	$25,791	$27,843
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,096	$7,837
Expected future benefit payments	$12,268	$16,085
Weighted-average duration of the liability	15 years	17 years
Weighted-average interest accretion (original locked-in) rate	2.8%	2.6%
Weighted-average current discount rate at balance sheet date	4.5%	3.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$15,389	$17,203

Balance, beginning of period, at original discount rate	$18,243	$18,820
Effect of actual variances from expected experience	(73)	(200)
Adjusted balance	18,170	18,620
Issuances	429	636
Interest accrual	106	113
Net premiums collected	(864)	(939)
Effect of foreign currency translation and other - net	(677)	1,836
Ending balance at original discount rate	17,164	20,266
Effect of changes in discount rate assumptions	(3,453)	(2,204)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	117	(161)
Balance, end of period, at current discount rate at balance sheet date	$13,828	$17,901

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$23,153	$26,565

Balance, beginning of period, at original discount rate	$32,942	$32,838
Effect of actual variances from expected experience	(77)	(208)
Adjusted balance	32,865	32,630
Issuances	429	635
Interest accrual	229	239
Benefit payments	(636)	(647)
Effect of foreign currency translation and other - net	(1,282)	3,064
Ending balance at original discount rate	31,605	35,921
Effect of changes in discount rate assumptions	(11,531)	(8,209)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	395	(572)
Balance, end of period, at current discount rate at balance sheet date	20,469	27,140

Cumulative impact of flooring the future policyholder benefits reserve	181	156
Net liability for FPBs	6,822	9,395
Less: Reinsurance recoverables	96	132
Net liability for FPBs, net of reinsurance	$6,726	$9,263

Undiscounted:
Expected future gross premiums	$34,799	$40,090
Expected future benefit payments	$41,866	$47,275
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$24,022	$30,717
Expected future benefit payments	$20,469	$27,140
Weighted-average duration of the liability	17 years	21 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	4.5%	3.2%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Latin America — Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of actual variances from expected experience	—	—
Adjusted balance	—	—
Issuances	879	740
Interest accrual	2	2
Net premiums collected	(881)	(742)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$12,336	$9,600

Balance, beginning of period, at original discount rate	$11,588	$9,133
Effect of actual variances from expected experience	4	(1)
Adjusted balance	11,592	9,132
Issuances	894	778
Interest accrual	214	181
Benefit payments	(483)	(389)
Inflation adjustment	328	216
Effect of foreign currency translation	(270)	621
Ending balance at original discount rate	12,275	10,539
Effect of changes in discount rate assumptions	335	397
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(2)	28
Balance, end of period, at current discount rate at balance sheet date	12,608	10,964

Net liability for FPBs	$12,608	$10,964

Undiscounted - Expected future benefit payments	$18,052	$15,671
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$12,608	$10,964
Weighted-average duration of the liability	10 years	10 years
Weighted-average interest accretion (original locked-in) rate	3.6%	3.7%
Weighted-average current discount rate at balance sheet date	3.2%	3.1%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Corporate & Other — Long-term Care
Corporate & Other’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of actual variances from expected experience	57	(3)
Adjusted balance	5,572	5,565
Interest accrual	141	141
Net premiums collected	(288)	(280)
Ending balance at original discount rate	5,425	5,426
Effect of changes in discount rate assumptions	(42)	(6)
Balance, end of period, at current discount rate at balance sheet date	$5,383	$5,420

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of actual variances from expected experience	107	26
Adjusted balance	21,597	21,050
Interest accrual	566	553
Benefit payments	(498)	(452)
Ending balance at original discount rate	21,665	21,151
Effect of changes in discount rate assumptions	(937)	(928)
Balance, end of period, at current discount rate at balance sheet date	20,728	20,223

Net liability for FPBs	$15,345	$14,803

Undiscounted:
Expected future gross premiums	$10,075	$10,269
Expected future benefit payments	$44,361	$44,566
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,745	$6,870
Expected future benefit payments	$20,728	$20,223
Weighted-average duration of the liability	13 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	5.8%	5.8%
Rollforwards — Additional Insurance Liabilities
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia — Variable Life and Universal and Variable Universal Life
The Asia segment’s variable life and universal and variable universal life products in Japan offer a contract feature whereby the Company guarantees to the contractholder a secondary guarantee. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2026	2025	2026	2025
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,074	$1,108	$330	$355
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	32	10
Balance, beginning of period, before AOCI adjustment	1,074	1,108	298	345
Effect of actual variances from expected experience	(4)	(6)	(2)	(4)
Adjusted balance	1,070	1,102	296	341
Assessments accrual	(2)	(2)	(4)	—
Interest accrual	8	9	2	3
Excess benefits paid	(13)	(19)	—	—
Effect of foreign currency translation and other, net	(38)	98	(11)	31
Balance, end of period, before AOCI adjustment	1,025	1,188	283	375
Add: AOCI adjustment	—	—	35	11
Balance, end of period	$1,025	$1,188	$318	$386

Weighted-average duration of the liability	16 years	16 years	41 years	42 years
Weighted-average interest accretion rate	1.5%	1.5%	1.5%	1.5%
Corporate & Other — Universal and Variable Universal Life
Corporate & Other’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

	Six Months Ended June 30,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,713	$2,496
Less: AOCI adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,726	2,513
Effect of actual variances from expected experience	31	18
Adjusted balance	2,757	2,531
Assessments accrual	55	54
Interest accrual	74	68
Excess benefits paid	(107)	(71)
Balance, end of period, before AOCI adjustment	2,779	2,582
Add: AOCI adjustment	(13)	(15)
Balance, end of period	2,766	2,567
Less: Reinsurance recoverables	2,408	2,230
Balance, end of period, net of reinsurance	$358	$337

Weighted-average duration of the liability	14 years	15 years
Weighted-average interest accretion rate	5.5%	5.5%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding Corporate & Other’s participating life contracts, were as follows:

	Six Months Ended June 30,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$2,264	$1,943	$2,799	$1,676
Asia:
Whole and term life & endowments	653	149	600	149
Accident & health	1,455	123	1,561	126
Latin America - Fixed annuities	881	212	742	179
Corporate & Other - Long-term care	363	425	359	412
Deferred Profit Liabilities:
RIS - Annuities	N/A	93	N/A	91
Asia:
Whole and term life & endowments	N/A	25	N/A	21
Accident & health	N/A	12	N/A	11
Latin America - Fixed annuities	N/A	11	N/A	10
Additional Insurance Liabilities:
Asia:
Variable life	112	8	72	9
Universal and variable universal life	31	2	1	3
Corporate & Other - Universal and variable universal life	295	74	317	68
Other long-duration	3,173	253	2,476	243
Total	$9,227	$3,330	$8,927	$2,998
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period	$17,130	$16,118
Less: Reinsurance recoverables	2,906	2,790
Net balance, beginning of period	14,224	13,328
Incurred related to:
Current period	14,609	14,590
Prior periods (1)	109	138
Total incurred	14,718	14,728
Paid related to:
Current period	(9,214)	(9,127)
Prior periods	(5,069)	(4,763)
Total paid	(14,283)	(13,890)
Net balance, end of period	14,659	14,166
Add: Reinsurance recoverables	3,094	3,022
Balance, end of period (included in FPBs and other policy-related balances)	$17,753	$17,188
__________________
(1)For the six months ended June 30, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
Group Benefits - Life	$11,109	$11,005
RIS:
Capital markets investment products and stable value GICs	68,616	65,592
Annuities and risk solutions	29,122	26,406
Asia:
Universal and variable universal life	55,090	54,374
Fixed annuities	45,099	43,188
Corporate & Other:
Annuities	6,039	6,383
Life and other	6,982	7,109
Other	23,401	22,800
Total	$245,458	$236,857

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
Group Benefits
Life
The Group Benefits segment’s life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$11,005	$7,632
Transfer (1)	—	3,773
Deposits	2,465	2,000
Policy charges	(333)	(336)
Surrenders and withdrawals	(2,158)	(1,993)
Benefit payments	(6)	(5)
Net transfers from (to) separate accounts	—	1
Interest credited	136	141
Balance, end of period	$11,109	$11,213

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$11,037	$11,149
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$269,231	$267,754
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Group Benefits segment’s life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$515	$93	$732	$4,451	$5,791
Equal to or greater than 2% but less than 4%	4,373	95	85	—	4,553
Equal to or greater than 4%	651	24	—	59	734
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	31
Total	$5,539	$212	$817	$4,510	$11,109

June 30, 2025
Equal to or greater than 0% but less than 2%	$479	$76	$792	$4,159	$5,506
Equal to or greater than 2% but less than 4%	4,747	101	60	—	4,908
Equal to or greater than 4%	687	26	3	50	766
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	33
Total	$5,913	$203	$855	$4,209	$11,213
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$65,592	$63,715
Deposits	41,653	42,621
Surrenders and withdrawals	(39,388)	(42,716)
Interest credited	1,205	1,202
Effect of foreign currency translation and other, net	(446)	1,735
Balance, end of period	$68,616	$66,557

Weighted-average annual crediting rate	3.7%	3.8%
Cash surrender value at period end	$1,737	$1,268

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,485	$2,485
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	66,131
Total	$—	$—	$—	$2,485	$68,616

June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,591	$2,591
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	63,966
Total	$—	$—	$—	$2,591	$66,557
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

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$26,406	$20,699
Transfer (1)	—	3,109
Deposits	3,464	2,012
Policy charges	(102)	(99)
Surrenders and withdrawals	(895)	(514)
Benefit payments	(633)	(564)
Net transfers from (to) separate accounts	1	32
Interest credited	560	490
Other	321	18
Balance, end of period	$29,122	$25,183

Weighted-average annual crediting rate	4.1%	4.1%

At period end:
Cash surrender value	$15,912	$13,162
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$47,144	$46,711
At annuitization or exercise of other living benefits	$18	$12
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$4,474	$4,482
Equal to or greater than 2% but less than 4%	459	2,114	538	1,710	4,821
Equal to or greater than 4%	4,185	—	290	6	4,481
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	15,338
Total	$4,644	$2,114	$836	$6,190	$29,122

June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,817	$2,825
Equal to or greater than 2% but less than 4%	370	2,446	601	1,224	4,641
Equal to or greater than 4%	4,379	11	423	6	4,819
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	12,898
Total	$4,749	$2,457	$1,032	$4,047	$25,183

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$54,374	$50,801
Deposits	2,878	2,817
Policy charges	(457)	(482)
Surrenders and withdrawals	(1,877)	(1,336)
Benefit payments	(266)	(292)
Interest credited	886	783
Effect of foreign currency translation and other, net	(448)	1,273
Balance, end of period	$55,090	$53,564

Weighted-average annual crediting rate	3.3%	3.1%

At period end:
Cash surrender value	$48,263	$46,520
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$78,300	$86,369

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$9,412	$11	$271	$2,151	$11,845
Equal to or greater than 2% but less than 4%	6,765	15,878	4,749	12,240	39,632
Equal to or greater than 4%	223	—	—	—	223
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	3,390
Total	$16,400	$15,889	$5,020	$14,391	$55,090

June 30, 2025
Equal to or greater than 0% but less than 2%	$10,673	$24	$245	$1,813	$12,755
Equal to or greater than 2% but less than 4%	7,575	15,942	5,047	11,063	39,627
Equal to or greater than 4%	232	—	—	—	232
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	950
Total	$18,480	$15,966	$5,292	$12,876	$53,564
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$43,188	$38,421
Deposits	3,293	3,738
Policy charges	(8)	(2)
Surrenders and withdrawals	(1,310)	(828)
Benefit payments	(974)	(936)
Interest credited	730	601
Effect of foreign currency translation and other, net	180	425
Balance, end of period	$45,099	$41,419

Weighted-average annual crediting rate	3.4%	3.1%

At period end:
Cash surrender value	$40,312	$36,270
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$4	$1

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$258	$317	$3,639	$39,872	$44,086
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,009
Total	$258	$321	$3,639	$39,872	$45,099

June 30, 2025
Equal to or greater than 0% but less than 2%	$293	$457	$4,443	$35,016	$40,209
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,206
Total	$293	$461	$4,443	$35,016	$41,419
Corporate & Other
Annuities
Corporate & Other’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$6,383	$10,142
Transfer (1)	—	(3,109)
Deposits	59	57
Policy charges	(4)	(5)
Surrenders and withdrawals	(423)	(462)
Benefit payments	(135)	(168)
Net transfers from (to) separate accounts	58	70
Interest credited	99	107
Other	2	1
Balance, end of period	$6,039	$6,633

Weighted-average annual crediting rate	3.3%	3.2%

At period end:
Cash surrender value	$5,551	$6,094
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,114	$2,413
At annuitization or exercise of other living benefits	$732	$720
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs, which are disclosed in “Corporate & Other – Annuities” in Note 6.
Corporate & Other’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$39	$10	$461	$164	$674
Equal to or greater than 2% but less than 4%	2,485	1,463	223	47	4,218
Equal to or greater than 4%	640	170	4	—	814
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	333
Total	$3,164	$1,643	$688	$211	$6,039

June 30, 2025
Equal to or greater than 0% but less than 2%	$29	$25	$492	$66	$612
Equal to or greater than 2% but less than 4%	2,553	1,825	323	81	4,782
Equal to or greater than 4%	490	380	7	—	877
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	362
Total	$3,072	$2,230	$822	$147	$6,633

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Life and Other
Corporate & Other’s life and other PABs include universal life products, the fixed account portion of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,109	$11,132
Transfer (1)	—	(3,773)
Deposits	269	256
Policy charges	(322)	(336)
Surrenders and withdrawals	(157)	(132)
Benefit payments	(75)	(79)
Net transfers from (to) separate accounts	21	24
Interest credited	140	146
Other	(3)	3
Balance, end of period	$6,982	$7,241

Weighted-average annual crediting rate	4.1%	4.1%

At period end:
Cash surrender value	$6,456	$6,696
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$58,904	$62,364
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Including offsets from reinsurance, the net amount at risk at June 30, 2026 and 2025 would be reduced by 98% and 99%, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
June 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	362	167	588	139	1,256
Equal to or greater than 4%	4,669	382	1	20	5,072
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	654
Total	$5,031	$549	$589	$159	$6,982

June 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	359	170	628	144	1,301
Equal to or greater than 4%	4,882	397	1	22	5,302
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	638
Total	$5,241	$567	$629	$166	$7,241
6. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Corporate & Other - Annuities	$287	$1,896	$1,609	$258	$2,043	$1,785
Other	203	339	136	200	363	163
Total	$490	$2,235	$1,745	$458	$2,406	$1,948

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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,785	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,665	$1,992
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	147	160
Benefit payments	(49)	(45)
Effect of changes in interest rates	(123)	26
Effect of changes in capital markets	(276)	(181)
Effect of changes in equity index volatility	48	(3)
Actual policyholder behavior different from expected behavior	124	139
Effect of foreign currency translation and other, net	(2)	67
Effect of changes in risk margin	(30)	(2)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,504	1,962
Cumulative effect of changes in the instrument-specific credit risk	107	87
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(2)	2
Balance, end of period	1,609	2,051
Less: Reinsurance recoverable	209	—
Balance, end of period, net of reinsurance	$1,400	$2,051

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,116	$2,418
At annuitization or exercise of other living benefits	$697	$711
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	72 years
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1 for further information on the Strategic Reorganization.
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$163	$140

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$160	$126
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	29	32
Benefit payments	(9)	(10)
Effect of changes in interest rates	(33)	(17)
Effect of changes in capital markets	(50)	(28)
Effect of changes in equity index volatility	41	(1)
Actual policyholder behavior different from expected behavior	16	7
Effect of foreign currency translation and other, net	(12)	15
Effect of changes in risk margin	(2)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	140	314
Cumulative effect of changes in the instrument-specific credit risk	(3)	(10)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	(1)	2
Balance, end of period	136	306
Less: Reinsurance recoverable	8	15
Balance, end of period, net of reinsurance	$128	$291
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1 for further information on the Strategic Reorganization.
7. Separate Accounts
Separate account assets consist of investment accounts established and maintained by the Company. The investment objectives of these assets are directed by the contractholder. An equivalent amount is reported as separate account liabilities. These accounts are reported separately from the general account assets and liabilities.
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	June 30, 2026	December 31, 2025
	(In millions)
RIS:
Stable value and risk solutions	$38,165	$38,925
Annuities	18,169	18,099
Latin America - Pensions	49,713	48,549
Corporate & Other - Annuities	19,258	19,621
Other	31,545	26,739
Total	$156,850	$151,933

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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	Corporate & Other Annuities
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$38,925	$18,099	$48,549	$19,621
Premiums and deposits	1,059	135	4,018	34
Policy charges	(157)	(54)	(144)	(214)
Surrenders and withdrawals	(1,386)	(868)	(3,235)	(1,229)
Benefit payments	(104)	(22)	(1,240)	(225)
Investment performance	904	764	2,960	1,331
Net transfers from (to) general account	9	(10)	—	(59)
Effect of foreign currency translation and other, net (1)	(1,085)	125	(1,195)	(1)
Balance, end of period	$38,165	$18,169	$49,713	$19,258
Six Months Ended June 30, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Transfer, January 1 (2)	—	6,926	—	(6,926)
Premiums and deposits	1,121	103	3,479	35
Policy charges	(140)	(51)	(137)	(230)
Surrenders and withdrawals	(3,258)	(787)	(2,565)	(1,257)
Benefit payments	(82)	(20)	(911)	(208)
Investment performance	1,416	879	2,597	1,082
Net transfers from (to) general account	30	(62)	—	(71)
Effect of foreign currency translation and other, net (1)	(2,478)	(151)	2,599	63
Balance, end of period	$36,928	$17,838	$43,827	$20,317

Cash surrender value at June 30, 2026 (3)	$34,871	$7,139	$49,713	$19,150
Cash surrender value at June 30, 2025 (3)	$34,285	$6,938	$43,827	$20,127
__________________
(1)The effect of foreign currency translation and other, net, for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(3)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	June 30, 2026
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$8,949	$948	$12,005	$4,794	$—	$26,696
Public utilities	—	1,098	149	—	—	—	1,247
Municipals	—	276	19	—	—	—	295
Corporate bonds	—	8,048	781	8,292	393	—	17,514
Total bonds	—	18,371	1,897	20,297	5,187	—	45,752
Mortgage-backed securities	—	8,267	—	—	—	—	8,267
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,373	—	—	—	—	2,373
Redeemable preferred stock	—	7	175	—	—	—	182
Total fixed maturity securities	—	29,018	2,072	20,297	5,187	—	56,574
Equity securities	—	2,973	6,253	4,157	2,394	—	15,777
Mutual funds:
Bond funds	87	1,582	270	7,043	43	1,939	10,964
Equity funds	1,232	6,948	4,117	14,436	69	14,177	40,979
Balanced funds	89	104	—	—	—	3	196
Other	125	11,342	349	—	29	10,836	22,681
Total mutual funds	1,533	19,976	4,736	21,479	141	26,955	74,820
Other invested assets (1)	—	651	366	3,150	159	—	4,326
Total investments	1,533	52,618	13,427	49,083	7,881	26,955	151,497
Other assets	—	3,828	868	630	27	—	5,353
Total	$1,533	$56,446	$14,295	$49,713	$7,908	$26,955	$156,850
__________________
(1)Other invested assets for Latin America includes derivatives. These derivatives are primarily interest rate swaps and foreign currency forward contracts used to manage capital market risks within the pension funds on behalf of the participants and are not designated as hedging instruments. Changes in the estimated fair value of these derivatives are offset by corresponding changes in separate account liabilities, as the investment performance of the related separate account assets accrues to the participants, and therefore do not have a material impact on the Company’s net income. These derivatives are subject to master netting agreements, and any collateral posting requirements are managed by the general account and not included in the table above. The Company recorded cash collateral received of $533 million at June 30, 2026 in connection with these derivatives, with a corresponding payable recorded within other liabilities.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	Six Months Ended June 30, 2026
	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance, beginning of period	$250	$785	$11,643	$2,343	$2,021	$2,691	$19,733
Capitalizations	12	170	935	466	317	9	1,909
Amortization	(20)	(47)	(405)	(337)	(204)	(96)	(1,109)
Effect of foreign currency translation and other, net	—	—	(263)	63	(38)	(2)	(240)
Balance, end of period	$242	$908	$11,910	$2,535	$2,096	$2,602	$20,293

VOBA:
Balance, beginning of period	$—	$10	$875	$393	$91	$5	$1,374
Amortization	—	(1)	(29)	(22)	(5)	(1)	(58)
Effect of foreign currency translation and other, net	—	—	(30)	(6)	(2)	—	(38)
Balance, end of period	$—	$9	$816	$365	$84	$4	$1,278

	Six Months Ended June 30, 2025
	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance, beginning of period	$250	$552	$10,785	$1,836	$1,664	$3,091	$18,178
Transfer, January 1 (4)	—	98	—	—	—	(98)	—
Capitalizations	12	83	769	348	262	11	1,485
Amortization	(13)	(39)	(417)	(247)	(178)	(106)	(1,000)
Effect of foreign currency translation and other, net	—	—	499	177	145	3	824
Balance, end of period	$249	$694	$11,636	$2,114	$1,893	$2,901	$19,487

VOBA:
Balance, beginning of period	$—	$13	$935	$393	$94	$14	$1,449
Amortization	—	(1)	(33)	(19)	(6)	(1)	(60)
Effect of foreign currency translation and other, net	—	—	81	27	9	—	117
Balance, end of period	$—	$12	$983	$401	$97	$13	$1,506

Total DAC and VOBA:
Balance at June 30, 2026							$21,571
Balance at June 30, 2025							$20,993
Balance at December 31, 2025							$21,107
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
(4)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the six months ended June 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
Unearned Revenue
Information regarding the Company’s unearned revenue primarily related to interest sensitive whole life, variable life and universal life products by segment, as well as Corporate & Other, included in other policy-related balances was as follows:

	Six Months Ended June 30, 2026
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$23	$3,346	$997	$723	$73	$5,162
Deferrals	1	231	77	55	5	369
Amortization	(3)	(117)	(65)	(39)	(2)	(226)
Effect of foreign currency translation and other, net	—	(36)	23	(5)	—	(18)
Balance, end of period	$21	$3,424	$1,032	$734	$76	$5,287

	Six Months Ended June 30, 2025
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	1	229	68	59	6	363
Amortization	(3)	(124)	(55)	(37)	(3)	(222)
Effect of foreign currency translation and other, net	—	52	81	39	—	172
Balance, end of period	$25	$3,233	$935	$683	$72	$4,948
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

	June 30, 2026					December 31, 2025
			Gross Unrealized		Estimated Fair Value			Gross Unrealized		Estimated Fair Value
Sector	Amortized Cost	Allowance for Credit Loss (“ACL”)	Gains	Losses		Amortized Cost	ACL	Gains	Losses
	(In millions)
U.S. corporate	$97,070	$(108)	$1,424	$7,226	$91,160	$92,855	$(138)	$1,899	$6,657	$87,959
Foreign corporate	64,575	(35)	1,900	4,768	61,672	62,606	(7)	2,443	4,453	60,589
RMBS	47,495	(1)	531	2,046	45,979	46,567	(1)	822	1,970	45,418
Foreign government	47,870	(56)	886	8,476	40,224	47,037	(57)	1,068	7,300	40,748
U.S. government and agency	40,682	—	172	6,008	34,846	42,877	—	303	5,658	37,522
ABS & CLO	27,939	—	199	451	27,687	23,028	(6)	246	371	22,897
Municipals	11,997	—	198	1,378	10,817	12,195	—	225	1,356	11,064
CMBS	10,153	(24)	85	416	9,798	10,036	(40)	131	393	9,734
Total fixed maturity securities AFS	$347,781	$(224)	$5,395	$30,769	$322,183	$337,201	$(249)	$7,137	$28,158	$315,931
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at June 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$11,145	$52,069	$59,819	$138,962	$85,562	$347,557
Estimated fair value	$11,256	$51,861	$58,802	$116,800	$83,464	$322,183
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

	June 30, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$22,437	$772	$35,107	$6,436	$8,564	$527	$37,884	$6,092
Foreign corporate	12,826	329	20,840	4,427	5,314	199	22,687	4,251
RMBS	13,934	197	10,915	1,850	3,848	69	12,983	1,902
Foreign government	11,093	950	15,860	7,525	9,716	652	16,214	6,646
U.S. government and agency	9,475	208	16,738	5,800	8,544	181	16,341	5,477
ABS & CLO	10,681	127	3,654	324	5,349	49	4,000	322
Municipals	1,170	86	5,089	1,292	1,000	79	5,147	1,277
CMBS	2,273	68	3,313	345	1,164	36	3,660	355
Total fixed maturity securities AFS	$83,889	$2,737	$111,516	$27,999	$43,499	$1,792	$118,916	$26,322
Investment grade	$80,782	$2,633	$108,904	$27,685	$41,743	$1,707	$116,021	$26,002
Below investment grade	3,107	104	2,612	314	1,756	85	2,895	320
Total fixed maturity securities AFS	$83,889	$2,737	$111,516	$27,999	$43,499	$1,792	$118,916	$26,322
Total number of securities in an unrealized loss position	8,452		9,256		5,489		9,850
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See “Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation and Measurement Methodologies” in Note 11 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $2.6 billion for the six months ended June 30, 2026 to $30.7 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at June 30, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of June 30, 2026, $314 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications, and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
At June 30, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at June 30, 2026.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$134	$52	$57	$1	$5	$24	$273
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	—	(4)	—	—	—	—	(4)
Securities sold or exchanged	(26)	(13)	(1)	—	(5)	—	(45)
Balance, end of period	$108	$35	$56	$1	$—	$24	$224
Three Months Ended June 30, 2025
Balance, beginning of period	$40	$6	$57	$2	$7	$25	$137
ACL not previously recorded	16	—	—	—	—	—	16
Changes for securities with previously recorded ACL	6	(2)	—	—	(2)	—	2
Securities sold or exchanged	—	(4)	—	—	—	—	(4)
Balance, end of period	$62	$—	$57	$2	$5	$25	$151

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Six Months Ended June 30, 2026
Balance, at beginning of period	$138	$7	$57	$1	$6	$40	$249
ACL not previously recorded	—	52	—	—	—	4	56
Changes for securities with previously recorded ACL	22	(4)	—	—	(1)	4	21
Securities sold or exchanged	(52)	(20)	(1)	—	(5)	(24)	(102)
Balance, at end of period	$108	$35	$56	$1	$—	$24	$224
Six Months Ended June 30, 2025
Balance, at beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	16	—	—	1	—	7	24
Changes for securities with previously recorded ACL	13	(2)	—	—	(1)	2	12
Securities sold or exchanged	(26)	(16)	—	—	(3)	—	(45)
Balance, at end of period	$62	$—	$57	$2	$5	$25	$151

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	June 30, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value		Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type	Cost			Cost
	(In millions)
Common stock (2)	$569	$253	$822	$498	$246	$744
Non-redeemable preferred stock	103	7	110	106	8	114
Total	$672	$260	$932	$604	$254	$858
________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.
(2)    Includes common stock, exchange-traded funds, certain mutual funds and certain real estate investment trusts.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type:

	June 30, 2026			December 31, 2025
Asset Type	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
	(In millions)
Contractholder-directed equity securities:
Equity securities	$3,264	$785	$4,049	$3,164	$855	$4,019
Series mutual funds and other securities	5,359	1,847	7,206	5,089	1,640	6,729
Total contractholder-directed equity securities	$8,623	$2,632	$11,255	$8,253	$2,495	$10,748
FVO securities:
Securities held by CFEs	$1,546	$(29)	$1,517	$1,283	$—	$1,283
General account and other securities	1,101	936	2,037	1,149	779	1,928
Total FVO securities:	$2,647	$907	$3,554	$2,432	$779	$3,211
Total	$11,270	$3,539	$14,809	$10,685	$3,274	$13,959
________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	June 30, 2026		December 31, 2025
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$45,948	55.4%	$49,400	58.4%
Agricultural	19,777	23.9	19,551	23.1
Residential	18,489	22.3	16,800	19.9
Total amortized cost	84,214	101.6	85,751	101.4
ACL	(1,358)	(1.6)	(1,193)	(1.4)
Total mortgage loans held-for-investment	82,856	100.0	84,558	100.0
Mortgage loans held-for-sale	—	—	35	—
Total mortgage loans	$82,856	100.0%	$84,593	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $5.8 billion and $6.5 billion at amortized cost, with the corresponding mortgage loan secured financing liability of $5.8 billion and $6.5 billion included in other liabilities on the consolidated balance sheet at June 30, 2026 and December 31, 2025, respectively.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($734) million and ($789) million at June 30, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at June 30, 2026 was $163 million, $197 million and $159 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $172 million, $206 million and $140 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $1.6 billion and $3.0 billion for the three months and six months ended June 30, 2026, respectively, and $797 million and $1.7 billion for the three months and six months ended June 30, 2025, respectively.
Sales of mortgage loans were $34 million and $53 million for the three months and six months ended June 30, 2026, respectively.
For both the three months and six months ended June 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $172 million for equity interests in REJVs.
For the three months and six months ended June 30, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $91 million and $173 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Six Months Ended June 30,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$807	$115	$271	$1,193	$537	$84	$179	$800
Provision (release)	348	1	(33)	316	410	10	27	447
Charge-offs, net of recoveries	(139)	(9)	(3)	(151)	(51)	—	—	(51)
Balance, end of period	$1,016	$107	$235	$1,358	$896	$94	$206	$1,196
The gross charge-offs of mortgage loans by origination year and portfolio segment for the six months ended June 30, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$24	$115	$139
Agricultural	—	—	—	—	—	9	9
Residential	—	—	1	—	1	1	3
Total	$—	$—	$1	$—	$25	$125	$151
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Residential Mortgage Loan Portfolio Segment
The Company’s residential mortgage loan portfolio is comprised primarily of purchased closed end, amortizing residential mortgage loans, including both performing loans purchased within 12 months of origination and reperforming loans purchased after they have been performing for at least 12 months post-modification. Residential mortgage loans are pooled by loan type (i.e., new origination and reperforming) and by similar risk profiles (including consumer credit score and LTV ratios). Estimated lifetime loss rates, which vary by loan type and risk profile, are applied to the amortized cost of each loan excluding accrued investment income on a quarterly basis to develop the ACL. The estimated lifetime loss rates are based on several factors, including (i) industry historical experience and expected results over the forecast period for defaults, (ii) loss severity, (iii) prepayment rates, (iv) current and forecasted economic conditions including growth, inflation, interest rates and unemployment levels, and (v) loan pool specific characteristics including consumer credit scores, LTV ratios, payment history and home prices. These evaluations are revised as conditions change and new information becomes available. The Company uses industry historical experience which captures multiple economic cycles as the Company has purchased most of its residential mortgage loans in the last five years. The Company uses a forecast of economic assumptions for a two-year period for most of its residential mortgage loans. After the applicable forecast period, the Company reverts to industry historical loss experience using a straight-line basis over one year.
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
These mortgage loan modifications are summarized as follows:

	Three Months Ended June 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$250	$—	$250	2 years	—	<1%

	Three Months Ended June 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$339	$—	$339	5 years	—	<1%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Six Months Ended June 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$250	$—	$250	2 years	$—	<1%

	Six Months Ended June 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$589	$—	$589	5 years	$—	1.1%
For the three months and six months ended June 30, 2026 and 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,445	$2,596	$3,125	$1,890	$2,152	$12,180	$1,577	$24,965	54.3%
65% to 75%	264	401	542	630	2,231	3,378	—	7,446	16.2
76% to 80%	1	150	—	63	334	2,135	—	2,683	5.9
Greater than 80%	3	135	190	—	705	9,821	—	10,854	23.6
Total	$1,713	$3,282	$3,857	$2,583	$5,422	$27,514	$1,577	$45,948	100.0%
DSCR:
> 1.20x	$1,394	$2,856	$3,352	$2,030	$4,488	$22,793	$1,577	$38,490	83.8%
1.00x - 1.20x	45	374	6	428	392	2,502	—	3,747	8.1
<1.00x	274	52	499	125	542	2,219	—	3,711	8.1
Total	$1,713	$3,282	$3,857	$2,583	$5,422	$27,514	$1,577	$45,948	100.0%
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,120	$1,300	$679	$1,169	$2,118	$10,485	$1,316	$18,187	92.0%
65% to 75%	—	119	47	77	284	761	57	1,345	6.8
76% to 80%	—	—	—	—	22	11	4	37	0.2
Greater than 80%	18	—	12	—	146	22	10	208	1.0
Total	$1,138	$1,419	$738	$1,246	$2,570	$11,279	$1,387	$19,777	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at June 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$1,487	$3,607	$1,940	$685	$2,055	$8,178	$—	$17,952	97.1%
Nonperforming (1)	1	38	73	52	92	281	—	537	2.9
Total	$1,488	$3,645	$2,013	$737	$2,147	$8,459	$—	$18,489	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $197 million and $186 million at June 30, 2026 and December 31, 2025, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both June 30, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In millions)
Commercial	$821	$682	$—	$3	$1,685	$1,915
Agricultural	237	252	6	66	242	225
Residential	537	523	24	23	513	500
Total	$1,595	$1,457	$30	$92	$2,440	$2,640
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

			Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,221	$4,174	$106	$89	$191	$178
Other real estate	712	710	93	96	168	171
REJVs	8,132	8,556	49	54	115	97
Total real estate and REJVs	$13,065	$13,440	$248	$239	$474	$446
Depreciation expense on real estate investments was $40 million and $69 million for the three months and six months ended June 30, 2026, respectively, and $28 million and $57 million for the three months and six months ended June 30, 2025, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion at both June 30, 2026 and December 31, 2025.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Leased Real Estate Investments — Operating Leases
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
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $1.1 billion and $676 million at June 30, 2026 and December 31, 2025, respectively. For the three months and six months ended June 30, 2026, income tax credits and other income tax benefits of $31 million and $57 million, respectively, and amortized expenses of $27 million and $49 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations. For the three months and six months ended June 30, 2025, income tax credits and other income tax benefits of $31 million and $59 million, respectively, and amortized expenses of $34 million and $57 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $7.6 billion and $11.5 billion, at estimated fair value, at June 30, 2026 and December 31, 2025, respectively.
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	June 30, 2026	December 31, 2025
	(In millions)
Japan	$14,987	$16,265
South Korea	$4,632	$5,971
Mexico	$4,888	$4,190

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$12,628	$13,034	$12,987	$11,866	$12,198	$12,082
Repurchase agreements	$3,352	$3,275	$3,254	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both June 30, 2026 and December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of transactions and agreements accounted for as secured borrowings were as follows:

	June 30, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$2,224	$4,359	$5,186	$—	$11,769	$1,986	$3,911	$4,880	$—	$10,777
Foreign government	—	984	—	—	984	—	755	355	—	1,110
Agency RMBS	—	281	—	—	281	—	311	—	—	311
Total	$2,224	$5,624	$5,186	$—	$13,034	$1,986	$4,977	$5,235	$—	$12,198
Repurchase agreements:
U.S. government and agency	$—	$3,275	$—	$—	$3,275	$—	$2,975	$—	$—	$2,975
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

	June 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,548	$1,396
Invested assets held in trust (external reinsurance agreements) (1)	5,380	1,775
Invested assets pledged as collateral (2)	29,877	27,663
Total invested assets on deposit, held in trust and pledged as collateral	$36,805	$30,834
__________________
(1)Represents assets held in trust related to assumed third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.8 billion at both June 30, 2026 and December 31, 2025.
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
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $702 million and $700 million at redemption value at June 30, 2026 and December 31, 2025, respectively.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures of $22.6 billion and $22.4 billion at June 30, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $469 million and $1.2 billion at June 30, 2026 and December 31, 2025, respectively.
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
Consolidated VIEs
The Company is the asset manager of certain CFEs, primarily collateralized loan obligations (“CLOs”), for which the Company earns asset management fees. The Company may invest in securities issued by these entities. The Company is also the asset manager of certain investment fund structures and partnership entities in which the Company also invests.
The Company has analyzed its relationships with the CLOs, investment fund structures and partnership entities and determined that it is the primary beneficiary of certain of these entities, which requires the Company to consolidate them as VIEs. This analysis includes a review of the rights and responsibilities as the asset manager, the rights of the investors in the entity, and the exposure of the Company to the potential losses and returns of the entity.

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

	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Instrument Type	Consolidated VIEs for which the Company is the Asset Manager		Other Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs	$1,531	$1,300	$—	$—
Contractholder-directed equity securities	454	451	—	—
Real estate and REJVs	236	81	195	221
Investment funds (1)	583	490	—	—
Renewable energy partnership (1)	—	—	40	45
Leases (1)	—	25	—	—
Cash and cash equivalents	350	90	7	6
Other	40	21	29	34
Total assets of consolidated VIEs	$3,194	$2,458	$271	$306
Short-term debt	$—	$—	$114	$117
Long-term debt	69	28	—	—
Notes issued by CFEs	1,497	1,206	—	—
Other liabilities	367	158	7	9
Total liabilities of consolidated VIEs	$1,933	$1,392	$121	$126
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
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities, FVO securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $25.6 billion and $24.6 billion at June 30, 2026 and December 31, 2025, respectively, and the Company’s unfunded commitments were $6.1 billion and $6.2 billion at June 30, 2026 and December 31, 2025, respectively.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the six months ended June 30, 2026 or 2025.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Asset Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS (1)	$4,094	$3,608	$7,994	$7,075
Equity securities	4	3	10	12
FVO securities	185	107	155	87
Mortgage loans (1)	1,097	1,104	2,176	2,243
Policy loans	108	113	217	220
Real estate and REJVs	248	239	474	446
OLPI (1)	138	124	596	344
Cash, cash equivalents and short-term investments (1)	217	254	441	504
Operating joint ventures	85	38	84	58
Other	84	100	304	339
Subtotal investment income	6,260	5,690	12,451	11,328
Less: Investment expenses	556	527	1,074	1,053
Subtotal, net	5,704	5,163	11,377	10,275
Unit-linked investments	998	498	680	271
Net investment income	$6,702	$5,661	$12,057	$10,546

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$270	$102	$441	$145
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	814	452	265	163
Net realized and unrealized gains (losses) recognized in net investment income	$1,084	$554	$706	$308

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$988	$532	$595	$248

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$282	$238	$815	$505
________________
(1)Includes net investment income related to invested assets and cash and cash equivalents that are subject to ceded reinsurance with third parties.
Net Investment Gains (Losses)
Net Investment Gains (Losses) by Instrument Type and Transaction Type
The composition of net investment gains (losses) by instrument type and transaction type was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Instrument Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$(231)	$(124)	$(442)	$(368)
Equity securities	20	45	4	33
FVO securities	(32)	—	(32)	—
Mortgage loans	(200)	(269)	(326)	(461)
Real estate and REJVs (excluding changes in estimated fair value)	7	3	(114)	3
OLPI (excluding changes in estimated fair value) (1)	3	21	(41)	20
Notes issued by CFEs	12	—	12	—
Other gains (losses)	24	(33)	(8)	(38)
Subtotal	(397)	(357)	(947)	(811)
Change in estimated fair value of OLPI and REJVs	1	(3)	4	—
Non-investment portfolio gains (losses)	(32)	87	(155)	151
Subtotal	(31)	84	(151)	151
Net investment gains (losses)	$(428)	$(273)	$(1,098)	$(660)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(238)	$(145)	$(480)	$(446)
Impairment (losses)	(57)	(2)	(196)	(7)
Recognized gains (losses):
Change in ACL recognized in earnings	(100)	(272)	(255)	(431)
Unrealized net gains (losses) recognized in earnings	(1)	59	(12)	73
Total recognized gains (losses)	(101)	(213)	(267)	(358)
Non-investment portfolio gains (losses)	(32)	87	(155)	151
Net investment gains (losses)	$(428)	$(273)	$(1,098)	$(660)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$20	$46	$9	$38
Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(28)	$—	$(28)	$—
Changes in estimated fair value subsequent to recognition of Notes issued by CFEs still outstanding at the end of the respective periods and recognized in net investment gains (losses)	$12	$—	$12	$—

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$(15)	$10	$(15)	$9
Gains (losses) on leveraged leases and renewable energy partnerships	$20	$—	$20	$—

Foreign currency gains (losses)	$47	$70	$(85)	$145

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(238)	$(145)	$(480)	$(446)
Recognized in net investment income	270	102	441	145
Net realized investment gains (losses) from sales and disposals of investments	$32	$(43)	$(39)	$(301)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)Includes a net loss of $51 million and $2 million for the six months ended June 30, 2026 and 2025, respectively, for private equity investments sold. For the six months ended June 30, 2026 and 2025, the Company sold $745 million and $43 million, respectively, in portfolios of investments to funds for proceeds of $694 million and $41 million, respectively, in cash and receivables secured by the value of the respective funds. The Company has entered into agreements to serve as the asset manager of the funds for which it receives management fees.
Fixed Maturity Securities AFS and Equity Securities — Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Fixed Maturity Securities AFS	2026	2025	2026	2025
	(In millions)
Proceeds	$11,520	$6,143	$22,521	$13,384
Gross investment gains	$133	$63	$251	$149
Gross investment (losses)	(414)	(171)	(719)	(522)
Realized gains (losses) on sales and disposals	(281)	(108)	(468)	(373)
Net credit loss (provision) release (change in ACL recognized in earnings)	50	(14)	29	10
Impairment (losses)	—	(2)	(3)	(5)
Net credit loss (provision) release and impairment (losses)	50	(16)	26	5
Net investment gains (losses)	$(231)	$(124)	$(442)	$(368)

Equity Securities
Realized gains (losses) on sales and disposals	$4	$(18)	$(3)	$(40)
Unrealized net gains (losses) recognized in earnings	16	63	7	73
Net investment gains (losses)	$20	$45	$4	$33
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		June 30, 2026			December 31, 2025
			Estimated Fair Value			Estimated Fair Value
	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,986	$910	$712	$4,924	$923	$706
Foreign currency swaps	Foreign currency exchange rate	4,480	71	19	1,607	33	22
Subtotal		9,466	981	731	6,531	956	728
Cash flow hedges:
Interest rate swaps	Interest rate	3,754	—	256	4,002	—	267
Interest rate forwards	Interest rate	4,009	—	1,073	4,389	16	1,049
Foreign currency swaps	Foreign currency exchange rate	47,039	2,290	2,065	47,097	2,358	2,184
Subtotal		54,802	2,290	3,394	55,488	2,374	3,500
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	1,209	30	6	1,052	32	10
Currency options	Foreign currency exchange rate	3,000	325	—	3,000	264	—
Subtotal		4,209	355	6	4,052	296	10
Total qualifying hedges		68,477	3,626	4,131	66,071	3,626	4,238
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	24,151	1,355	1,579	24,623	1,409	1,434
Interest rate floors	Interest rate	5,390	33	—	5,640	34	—
Interest rate caps	Interest rate	15,147	84	2	14,898	48	1
Interest rate futures	Interest rate	2,111	2	6	1,679	1	3
Interest rate options	Interest rate	22,923	172	94	23,820	155	130
Interest rate forwards	Interest rate	1,724	—	276	2,731	16	176
Synthetic GICs	Interest rate	52,056	—	—	52,664	—	—
Foreign currency swaps	Foreign currency exchange rate	11,423	1,242	143	10,210	1,167	175
Foreign currency forwards	Foreign currency exchange rate	13,967	81	673	15,694	85	1,012
Currency futures	Foreign currency exchange rate	283	1	2	292	—	1
Credit default swaps — purchased	Credit	2,646	1	51	2,739	2	58
Credit default swaps — written	Credit	15,523	260	3	8,873	153	1
Equity futures	Equity market	1,086	10	7	1,380	5	2
Equity index options	Equity market	17,937	682	353	16,253	337	281
Equity variance swaps	Equity market	96	—	2	96	—	2
Equity total return swaps	Equity market	1,367	—	91	2,413	7	34
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		188,830	3,923	3,282	185,005	3,419	3,310
Total		$257,307	$7,549	$7,413	$251,076	$7,045	$7,548
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the primary underlying risk exposure, gross notional amount and estimated fair value of the derivatives hedging variable annuity guarantees accounted for as MRBs:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	June 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$8,535	$17	$557	$8,450	$10	$524
Foreign currency exchange rate	217	—	3	328	2	9
Equity market	2,626	272	119	2,844	152	104
	$11,378	$289	$679	$11,622	$164	$637
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($166) million and ($130) million for the six months ended June 30, 2026 and 2025, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either June 30, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended June 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	N/A	$(33)	$(27)	$—	N/A
Hedged items	(1)	—	N/A	28	26	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	78	(2)	N/A	—	—	—	N/A
Hedged items	(78)	1	N/A	—	3	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	(89)
Subtotal	—	(1)	N/A	(5)	2	—	(89)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(96)
Amount of gains (losses) reclassified from AOCI into income	1	(16)	—	—	—	—	15
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(339)
Amount of gains (losses) reclassified from AOCI into income	—	(116)	—	—	—	—	116
Foreign currency transaction gains (losses) on hedged items	—	110	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	1	(22)	—	—	—	—	(304)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	40
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	5
Subtotal	N/A	—	N/A	N/A	N/A	N/A	45
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(202)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(336)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(6)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	65	N/A	N/A	N/A	N/A
Equity derivatives (1)	(48)	N/A	(480)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	99	N/A	N/A	N/A	N/A
Subtotal	(48)	N/A	(860)	N/A	N/A	N/A	N/A
Earned income on derivatives	(4)	—	177	7	(37)	—	—
Synthetic GICs	N/A	N/A	20	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	14	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(123)	N/A	N/A	N/A	N/A
Total	$(51)	$(23)	$(772)	$2	$(35)	$—	$(348)

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Six Months Ended June 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	N/A	$(39)	$(41)	$—	N/A
Hedged items	(1)	—	N/A	30	40	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	54	(2)	N/A	—	(7)	—	N/A
Hedged items	(54)	1	N/A	—	10	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	(23)
Subtotal	—	(1)	N/A	(9)	2	—	(23)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(106)
Amount of gains (losses) reclassified from AOCI into income	2	(15)	—	—	—	—	13
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	110
Amount of gains (losses) reclassified from AOCI into income	1	(365)	—	—	—	—	364
Foreign currency transaction gains (losses) on hedged items	—	350	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	3	(30)	—	—	—	—	381
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	108
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	9
Subtotal	N/A	—	N/A	N/A	N/A	N/A	117
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(294)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(381)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(1)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	3	N/A	N/A	N/A	N/A
Equity derivatives (1)	(32)	N/A	(531)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	91	N/A	N/A	N/A	N/A
Subtotal	(32)	N/A	(1,113)	N/A	N/A	N/A	N/A
Earned income on derivatives	83	—	277	14	(76)	—	—
Synthetic GICs	N/A	N/A	39	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	205	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(106)	N/A	N/A	N/A	N/A
Total	$54	$(31)	$(698)	$5	$(74)	$—	$475

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value of hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$3,779	$658	$—	$—
Mortgage loans	$29	$51	$(1)	$—
FPBs	$(2,404)	$(2,509)	$357	$319
PABs	$(2,412)	$(2,559)	$151	$(9)
__________________
(1)Includes ($57) million and ($67) million of hedging adjustments on discontinued hedging relationships at June 30, 2026 and December 31, 2025, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($13) million and ($9) million for the three months and six months ended June 30, 2026, respectively, and $2 million and $14 million for the three months and six months ended June 30, 2025, respectively.
At both June 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed three years.
At June 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was ($1.7) billion and ($2.1) billion, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At June 30, 2026, the Company expected to reclassify ($96) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
At June 30, 2026 and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.3 billion and $1.2 billion, respectively. At June 30, 2026 and December 31, 2025, the carrying amount of debt designated as a non-derivative hedging instrument was $258 million and $268 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	June 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$31	3.1	$1	$59	2.5
Credit default swaps referencing indices	31	3,777	0.9	44	3,777	1.4
Subtotal	32	3,808	0.9	45	3,836	1.4
Baa
Single name credit default swaps (3)	1	56	3.2	1	46	3.8
Credit default swaps referencing indices	203	11,331	5.6	95	4,807	4.6
Subtotal	204	11,387	5.6	96	4,853	4.6
Ba
Credit default swaps referencing indices	—	24	0.5	1	24	1.0
Subtotal	—	24	0.5	1	24	1.0
B
Single name credit default swaps (3)	—	3	0.5	—	16	0.6
Credit default swaps referencing indices	21	286	3.9	10	129	3.0
Subtotal	21	289	3.8	10	145	2.7
Caa
Credit default swaps referencing indices	—	15	0.5	—	15	1.0
Subtotal	—	15	0.5	—	15	1.0
Total	$257	$15,523	4.4	$152	$8,873	3.2
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	June 30, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$7,390	$6,722	$7,053	$6,972
OTC-cleared (1)	262	728	119	569
Exchange-traded	13	15	6	6
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	7,665	7,465	7,178	7,547
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,110)	(3,110)	(3,015)	(3,015)
OTC-cleared	(16)	(16)	(7)	(7)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(2,270)	—	(1,808)	—
OTC-cleared	(230)	(680)	(105)	(555)
Exchange-traded	—	(2)	—	(1)
Securities collateral: (5)
OTC-bilateral	(1,978)	(3,553)	(2,211)	(3,945)
OTC-cleared	—	(32)	—	(6)
Exchange-traded	—	(12)	—	(5)
Net amount after application of master netting agreements and collateral	$60	$59	$32	$13
__________________
(1)At June 30, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $116 million and $133 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of $52 million and ($1) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At June 30, 2026 and December 31, 2025, the Company received excess cash collateral of $73 million and $29 million, respectively, and provided excess cash collateral of $76 million and $68 million, respectively, which is not included in the table above due to the foregoing limitation.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at June 30, 2026, none of the collateral had been sold and $5 million was re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $393 million and $381 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At both June 30, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $1.3 billion for its OTC-bilateral derivatives, $752 million and $751 million, respectively, for its OTC-cleared derivatives, and $280 million and $215 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At June 30, 2026, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

	June 30, 2026			December 31, 2025
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$3,612	$—	$3,612	$3,946	$11	$3,957
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,190	$—	$4,190	$4,661	$11	$4,672

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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	June 30, 2026	December 31, 2025
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance (1)	Other liabilities	$(228)	$(10)
Fixed annuities with equity indexed returns	PABs	396	67
Total		$168	$57
__________________
(1)Includes ($78) million and $81 million at June 30, 2026 and December 31, 2025, respectively, related to Chariot Reinsurance, Ltd. (“Chariot Re”). See Note 19 for additional related party transactions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	June 30, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$76,507	$14,653	$91,160
Foreign corporate	—	44,105	17,567	61,672
RMBS	—	44,636	1,343	45,979
Foreign government	—	40,167	57	40,224
U.S. government and agency	15,638	19,208	—	34,846
ABS & CLO	—	25,983	1,704	27,687
Municipals	—	10,817	—	10,817
CMBS	—	9,377	421	9,798
Total fixed maturity securities AFS	15,638	270,800	35,745	322,183
Equity securities	439	146	347	932
Contractholder-directed equity securities and FVO securities:
Contractholder-directed equity securities	8,028	2,780	447	11,255
FVO securities	602	1,531	1,421	3,554
Total contractholder-directed equity securities and FVO securities:	8,630	4,311	1,868	14,809
Short-term investments (1)	6,483	1,217	62	7,762
Other investments	51	—	1,185	1,236
Derivative assets: (2)
Interest rate	2	2,554	—	2,556
Foreign currency exchange rate	1	4,009	30	4,040
Credit	—	261	—	261
Equity market	10	682	—	692
Total derivative assets	13	7,506	30	7,549
MRBs	—	—	490	490
Reinsured MRBs (3)	—	—	217	217
Separate account assets (4)	81,612	74,464	774	156,850
Total assets (5)	$112,866	$358,444	$40,718	$512,028
Liabilities
Derivative liabilities: (2)
Interest rate	$6	$3,992	$—	$3,998
Foreign currency exchange rate	2	2,903	3	2,908
Credit	—	54	—	54
Equity market	7	437	9	453
Total derivative liabilities	15	7,386	12	7,413
Embedded derivatives within liability host contracts (6)	—	—	168	168
Notes issued by CFEs	—	—	1,497	1,497
MRBs	—	—	2,235	2,235
Total liabilities	$15	$7,386	$3,912	$11,313

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
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $37 million and $41 million at June 30, 2026 and December 31, 2025, respectively.
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

					June 30, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	2	-	124	98	32	-	127	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	107	96	—	-	100	91	Increase
	•	Consensus pricing	•	Offered quotes (4)	—	-	100	90	—	-	101	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	31	-	110	96	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	139	101	3	-	142	101	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	166	-	225	207	154	-	203	202	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.22%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0%	-	100%	1.23%	0%	-	100%	1.23%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.15%	-	20.10%	13.37%	0.15%	-	20.10%	13.37%	Decrease (9)
				Durations 11 - 20	0.38%	-	15%	8.17%	0.38%	-	15%	8.17%	Decrease (9)
				Durations 21 - 116	0.38%	-	15%	7.48%	0.38%	-	15%	7.48%	Decrease (9)
			•	Utilization rates	0.20%	-	16.25%	0.54%	0.20%	-	16.25%	0.54%	Increase (10)
			•	Withdrawal rates	0%	-	20%	4.92%	0%	-	20%	4.92%	(11)
			•	Long-term equity volatilities	14.29%	-	22.49%	18.96%	14.29%	-	22.49%	18.96%	Increase (12)
			•	Nonperformance risk spread	0.11%	-	1.59%	0.58%	0.10%	-	1.41%	0.58%	Decrease (13)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
(8)Mortality rates vary by age and by demographic characteristics such as gender. Mortality rate assumptions are based on Company experience. A mortality improvement assumption is also applied. For any given contract, mortality rates vary throughout the period over which cash flows are projected for purposes of valuing the MRBs. For contracts that contain only a GMDB, any increase (decrease) in mortality rates results in an increase (decrease) in the estimated fair value of MRBs. Generally, for contracts that contain both a GMDB and a living benefit (e.g., GMIB, GMWB, GMAB), any increase (decrease) in mortality rates results in a decrease (increase) in the estimated fair value of MRBs.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Contractholder-directed Equity Securities and FVO Securities
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$31,190	$698	$4,063	$348	$1,515
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	9	—	11	1	163
Total realized/unrealized gains (losses) included in AOCI	224	1	(25)	—	—
Purchases (3)	2,121	1	1,032	16	140
Sales (3)	(992)	(5)	(88)	(2)	(130)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	53	11	102	—	200
Transfers out of Level 3 (4)	(385)	(649)	(1,627)	(16)	(20)
Balance, end of period	$32,220	$57	$3,468	$347	$1,868
Three Months Ended June 30, 2025
Balance, beginning of period	$27,512	$57	$4,807	$248	$1,175
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(10)	—	7	16	94
Total realized/unrealized gains (losses) included in AOCI	872	1	11	—	—
Purchases (3)	1,154	7	511	20	95
Sales (3)	(479)	—	(182)	(32)	(99)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	156	—	215	—	—
Transfers out of Level 3 (4)	(568)	(9)	(1,669)	—	—
Balance, end of period	$28,637	$56	$3,700	$252	$1,265
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$17	$—	$10	$8	$149
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(17)	$—	$9	$16	$94
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$195	$1	$(27)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$873	$1	$10	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended June 30, 2026
Balance, beginning of period	$101	$1,133	$36	$152	$794	$(1,138)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	55	(15)	(185)	2	12
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (3)	22	11	—	—	17	—
Sales (3)	(4)	(14)	—	—	(39)	—
Issuances (3)	—	—	—	(140)	—	(574)
Settlements (3)	—	—	—	5	—	203
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(57)	—	(3)	—	—	—
Balance, end of period	$62	$1,185	$18	$(168)	$774	$(1,497)
Three Months Ended June 30, 2025
Balance, beginning of period	$9	$1,121	$21	$(43)	$972	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(18)	(4)	(24)	(19)	—
Total realized/unrealized gains (losses) included in AOCI	—	—	—	—	—	—
Purchases (3)	5	61	—	—	97	—
Sales (3)	—	(31)	—	—	(69)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	157	—	—
Transfers into Level 3 (4)	—	20	—	—	1	—
Transfers out of Level 3 (4)	(6)	—	(1)	—	(5)	—
Balance, end of period	$8	$1,153	$16	$90	$977	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$—	$49	$(15)	$(186)	$—	$12
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$—	$(32)	$(4)	$(24)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$—	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Equity Securities	Contractholder-directed Equity Securities and FVO Securities
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$30,350	$52	$3,493	$317	$1,459
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	10	—	5	12	80
Total realized/unrealized gains (losses) included in AOCI	(352)	—	(45)	—	—
Purchases (3)	3,907	2	1,178	30	265
Sales (3)	(1,462)	(1)	(291)	(13)	(118)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	85	5	144	1	200
Transfers out of Level 3 (4)	(318)	(1)	(1,016)	—	(18)
Balance, end of period	$32,220	$57	$3,468	$347	$1,868
Six Months Ended June 30, 2025
Balance, beginning of period	$26,505	$41	$8,639	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(28)	—	(12)	9	76
Total realized/unrealized gains (losses) included in AOCI	1,313	5	(78)	—	—
Purchases (3)	2,093	12	1,217	30	102
Sales (3)	(950)	(1)	(359)	(23)	(103)
Issuances (3)	—	—	—	—	—
Settlements (3)	—	—	—	—	—
Transfers into Level 3 (4)	95	—	169	—	—
Transfers out of Level 3 (4)	(391)	(1)	(5,876)	—	—
Balance, end of period	$28,637	$56	$3,700	$252	$1,265
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$10	$—	$4	$12	$66
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$(19)	$—	$10	$15	$81
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$(375)	$—	$(48)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$1,289	$5	$45	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Six Months Ended June 30, 2026
Balance, beginning of period	$42	$1,137	$33	$(57)	$891	$(1,206)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(35)	(9)	114	(9)	12
Total realized/unrealized gains (losses) included in AOCI	(3)	—	(1)	—	—	—
Purchases (3)	34	142	—	—	37	—
Sales (3)	(5)	(59)	—	—	(116)	—
Issuances (3)	—	—	—	(232)	—	(574)
Settlements (3)	—	—	—	7	—	271
Transfers into Level 3 (4)	—	—	—	—	1	—
Transfers out of Level 3 (4)	(6)	—	(5)	—	(30)	—
Balance, end of period	$62	$1,185	$18	$(168)	$774	$(1,497)
Six Months Ended June 30, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(16)	11	(56)	(14)	—
Total realized/unrealized gains (losses) included in AOCI	1	—	1	—	—	—
Purchases (3)	6	208	—	—	103	—
Sales (3)	(3)	(69)	—	—	(92)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	(1)	155	—	—
Transfers into Level 3 (4)	—	20	—	—	1	—
Transfers out of Level 3 (4)	(1)	—	—	—	(11)	—
Balance, end of period	$8	$1,153	$16	$90	$977	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2026 (5)	$—	$(38)	$(10)	$113	$—	$12
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at June 30, 2025 (5)	$—	$(32)	$10	$(56)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2026 (5)	$—	$—	$—	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at June 30, 2025 (5)	$1	$—	$—	$—	$—	$—
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
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $68 million and $33 million at June 30, 2026 and December 31, 2025, respectively.
The unpaid principal balance on the notes issued by CFEs exceeded the estimated fair value by $16 million and $1 million at June 30, 2026 and December 31, 2025, respectively.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	June 30, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,699	$1,583
Real estate and REJVs (2)	$237	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(187)	$(241)	$(351)	$(412)
Real estate and REJVs (2)	$(58)	$—	$(194)	$—
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	June 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$82,856	$—	$—	$80,570	$80,570
Policy loans	$8,226	$—	$—	$8,679	$8,679
Other invested assets	$1,221	$—	$701	$520	$1,221
Premiums, reinsurance and other receivables	$9,722	$—	$1,592	$7,946	$9,538
Other assets	$232	$—	$40	$193	$233
Liabilities
PABs	$155,163	$—	$—	$151,349	$151,349
Long-term debt	$14,237	$—	$13,579	$—	$13,579
Collateral financing arrangement	$286	$—	$—	$265	$265
Subordinated debt securities	$5,144	$—	$5,574	$—	$5,574
Other liabilities	$14,678	$—	$2,189	$11,958	$14,147
Separate account liabilities	$82,015	$—	$82,015	$—	$82,015

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$84,593	$—	$—	$82,933	$82,933
Policy loans	$8,547	$—	$—	$9,083	$9,083
Other invested assets	$895	$—	$700	$195	$895
Premiums, reinsurance and other receivables	$8,681	$—	$1,252	$6,835	$8,087
Other assets	$247	$—	$53	$202	$255
Liabilities
PABs	$147,826	$—	$—	$145,695	$145,695
Long-term debt	$14,461	$—	$14,143	$—	$14,143
Collateral financing arrangement	$352	$—	$—	$322	$322
Subordinated debt securities	$4,155	$—	$4,707	$—	$4,707
Other liabilities	$11,993	$—	$842	$10,747	$11,589
Separate account liabilities	$80,164	$—	$80,164	$—	$80,164
12. Subordinated Debt Securities
Subordinated Debt Issuance
In February 2026, MetLife, Inc. issued $1.0 billion of 5.850% Fixed-to-Fixed Reset Rate Subordinated Debentures due March 2056 (the “5.850% Subordinated Debt”), interest on which is payable semi-annually. In connection with the issuance, MetLife, Inc. incurred $12 million of related costs which will be amortized over the term of the debentures. The 5.850% Subordinated Debt ranks senior to MetLife, Inc.’s junior subordinated debt securities, subordinate to its senior notes and equal to its 6.350% Fixed-to-Fixed Reset Rate Subordinated Debentures due March 2055.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both June 30, 2026 and December 31, 2025:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	161,827,800	—
Total	200,000,000	24,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$0.312	$7	$0.351	$8	$0.627	$14	$0.706	$17
D	$—	—	$—	—	$29.375	15	$29.375	15
E	$351.563	12	$351.563	11	$703.126	23	$703.126	22
F	$296.875	12	$296.875	12	$593.750	24	$593.750	24
G (1)	$—	—	$—	—	$—	—	$19.250	19
Total		$31		$31		$76		$97
__________________
(1)Dividends were paid through the dividend payment date of September 15, 2025, when all outstanding shares of MetLife, Inc.’s 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, were redeemed.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at June 30, 2026 (1)
	(In millions)
April 30, 2025	$3,000	$622
May 1, 2024	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at June 30, 2026 does not reflect the applicable excise tax payable.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
For the six months ended June 30, 2026 and 2025, MetLife, Inc. repurchased 18,790,334 shares and 23,515,546 shares of its common stock, respectively, through open market purchases for $1.5 billion and $1.9 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
See Note 20 for information on a common stock repurchase authorization subsequent to June 30, 2026.
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
Performance Shares and Performance Units granted in 2023 were among the outstanding awards on the expiration date of the 2015 Stock Plan, which were settled in the first quarter of 2026. Performance Shares are paid in shares of MetLife, Inc.’s common stock. Performance Units are payable in cash equal to the closing price of MetLife, Inc.’s common stock on the date the Board of Directors approves the performance factor. The performance factor for the January 1, 2023 – December 31, 2025 performance period was 57.50%, which was determined within a possible range from 0% to 175%. This factor has been applied to the 906,696 Performance Shares and 107,041 Performance Units associated with the performance period that ended on December 31, 2025. As a result, in the first quarter of 2026, MetLife, Inc. issued 521,350 shares of its common stock (less withholding for taxes and other items, as applicable), excluding shares that payees choose to defer, and MetLife, Inc. or its affiliates paid the cash value of 61,549 Performance Units (less withholding for taxes and other items, as applicable).

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(19,380)	$(1,015)	$9,001	$(56)	$(6,403)	$(1,374)	$(19,227)
OCI before reclassifications	626	(518)	281	(30)	37	(1)	395
Deferred income tax benefit (expense)	(48)	109	(218)	6	(2)	—	(153)
AOCI before reclassifications, net of income tax	(18,802)	(1,424)	9,064	(80)	(6,368)	(1,375)	(18,985)
Amounts reclassified from AOCI	161	131	—	—	—	22	314
Deferred income tax benefit (expense)	(36)	(32)	—	—	—	(4)	(72)
Amounts reclassified from AOCI, net of income tax	125	99	—	—	—	18	242
Balance, end of period	$(18,677)	$(1,325)	$9,064	$(80)	$(6,368)	$(1,357)	$(18,743)

	Three Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(17,329)	$179	$5,334	$(31)	$(6,985)	$(1,416)	$(20,248)
OCI before reclassifications	908	(1,028)	884	(42)	640	(9)	1,353
Deferred income tax benefit (expense)	(142)	256	(342)	9	31	2	(186)
AOCI before reclassifications, net of income tax	(16,563)	(593)	5,876	(64)	(6,314)	(1,423)	(19,081)
Amounts reclassified from AOCI	100	(1,102)	—	—	—	22	(980)
Deferred income tax benefit (expense)	(21)	229	—	—	—	(6)	202
Amounts reclassified from AOCI, net of income tax	79	(873)	—	—	—	16	(778)
Balance, end of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Six Months Ended June 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(15,614)	$(1,588)	$6,871	$(97)	$(6,263)	$(1,393)	$(18,084)
OCI before reclassifications	(4,472)	(19)	3,003	22	(80)	(1)	(1,547)
Deferred income tax benefit (expense)	1,116	(10)	(810)	(5)	(25)	—	266
AOCI before reclassifications, net of income tax	(18,970)	(1,617)	9,064	(80)	(6,368)	(1,394)	(19,365)
Amounts reclassified from AOCI	387	377	—	—	—	46	810
Deferred income tax benefit (expense)	(94)	(85)	—	—	—	(9)	(188)
Amounts reclassified from AOCI, net of income tax	293	292	—	—	—	37	622
Balance, end of period	$(18,677)	$(1,325)	$9,064	$(80)	$(6,368)	$(1,357)	$(18,743)

	Six Months Ended June 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	3,112	(811)	932	9	780	(7)	4,015
Deferred income tax benefit (expense)	(530)	151	(441)	(2)	76	2	(744)
AOCI before reclassifications, net of income tax	(16,750)	(290)	5,876	(64)	(6,314)	(1,447)	(18,989)
Amounts reclassified from AOCI	341	(1,481)	—	—	—	53	(1,087)
Deferred income tax benefit (expense)	(75)	305	—	—	—	(13)	217
Amounts reclassified from AOCI, net of income tax	266	(1,176)	—	—	—	40	(870)
Balance, end of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(223)	$(97)	$(443)	$(382)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(8)	(1)	(8)	Net investment income
Unrealized investment gains (losses)	62	5	57	49	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(161)	(100)	(387)	(341)
Income tax (expense) benefit	36	21	94	75
Unrealized investment gains (losses), net of income tax	(125)	(79)	(293)	(266)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	1	6	2	23	Net investment income
Interest rate derivatives	(16)	9	(15)	9	Net investment gains (losses)
Foreign currency exchange rate derivatives	—	1	1	3	Net investment income
Foreign currency exchange rate derivatives	(116)	1,086	(365)	1,446	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(131)	1,102	(377)	1,481
Income tax (expense) benefit	32	(229)	85	(305)
Gains (losses) on cash flow hedges, net of income tax	(99)	873	(292)	1,176
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(24)	(25)	(51)	(59)
Amortization of prior service (costs) credit	2	3	5	6
Amortization of defined benefit plan items, before income tax	(22)	(22)	(46)	(53)
Income tax (expense) benefit	4	6	9	13
Amortization of defined benefit plan items, net of income tax	(18)	(16)	(37)	(40)
Total reclassifications, net of income tax	$(242)	$778	$(622)	$870
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Vision fee for service arrangements	$144	$133	$303	$287
Prepaid legal plans	176	158	352	319
Institutional Client asset management fees (1)	186	95	372	172
Administrative services-only contracts	82	73	163	147
Recordkeeping and administrative services (2)	35	34	69	70
Other revenue related to service contracts from customers (1) (3)	101	111	199	220
Total revenues related to service contracts from customers	724	604	1,458	1,215
Other	121	75	239	151
Total other revenues	$845	$679	$1,697	$1,366
__________________
(1)As a result of the Strategic Reorganization, the presentation of the components of other revenues was revised to report MIM segment Institutional Client asset management fees herein and, as a result, $24 million and $49 million of revenue for the three months and six months ended June 30, 2025, respectively, were reclassified to other revenue related to service contracts from customers.
(2)Related to products and businesses no longer actively marketed by the Company.
(3)Includes $11 million and $22 million for the three months and six months ended June 30, 2026, respectively, and $12 million and $24 million for the three months and six months ended June 30, 2025, respectively, for asset management fees from management of general account equity method investments. See Note 19 for additional related party transactions.
Receivables for revenues related to service contracts from customers were $370 million and $272 million at June 30, 2026 and December 31, 2025, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$588	$528	$1,156	$1,047
Interest expense on debt	292	269	557	527
Direct:
Employee-related costs (1)	1,070	936	2,179	1,927
Third-party staffing costs	393	413	780	789
General and administrative expenses	154	130	286	256
Commissions and other variable expenses	2,033	1,606	4,060	3,153
Capitalization of DAC	(950)	(787)	(1,909)	(1,485)
Premium taxes, other taxes, and licenses & fees	194	158	393	319
Pension, postretirement and postemployment benefit costs	70	66	140	136
Total other expenses	$3,844	$3,319	$7,642	$6,669
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)

(1)Includes ($52) million and ($72) million for the three months and six months ended June 30, 2026, respectively, and ($58) million and ($81) million for the three months and six months ended June 30, 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended June 30,
	2026		2025
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$38	$2	$38	$1
Interest costs	119	12	119	10
Expected return on plan assets	(112)	(8)	(111)	(7)
Amortization of net actuarial (gains) losses	39	(11)	42	(15)
Amortization of prior service costs (credit)	(2)	—	(3)	—
Net periodic benefit costs (credit)	$82	$(5)	$85	$(11)

	Six Months Ended June 30,
	2026		2025
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$75	$2	$75	$2
Interest costs	237	23	238	21
Expected return on plan assets	(225)	(15)	(221)	(21)
Amortization of net actuarial (gains) losses	77	(22)	84	(23)
Amortization of prior service costs (credit)	(4)	(1)	(6)	—
Net periodic benefit costs (credit)	$160	$(13)	$170	$(21)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Income Tax
For the three months and six months ended June 30, 2026, the effective tax rate on income (loss) before provision for income tax was 25% and 24%, respectively. The Company’s effective tax rate for the three months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) U.S. state and local taxes; (ii) the pending disposition of MetLife Ukraine; and (iii) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments. The Company’s effective tax rate for the six months ended June 30, 2026 differed from the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; (ii) U.S. state and local taxes; (iii) the pending disposition of MetLife Ukraine; and (iv) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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
17. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	642.6	670.8	647.3	676.5
Incremental common shares from assumed exercise or issuance of stock-based awards	4.3	4.2	4.0	4.5
Weighted average common stock outstanding - diluted	646.9	675.0	651.3	681.0
Net Income (Loss):
Net income (loss)	$779	$735	$1,941	$1,685
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	43	6	20	11
Less: Preferred stock dividends	31	31	76	97
Net income (loss) available to MetLife, Inc.’s common shareholders	$705	$698	$1,845	$1,577
Basic	$1.10	$1.04	$2.85	$2.33
Diluted	$1.09	$1.03	$2.83	$2.32

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at June 30, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of June 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2025 Annual Report, MLIC received approximately 2,782 asbestos-related claims in 2025. For the six months ended June 30, 2026 and 2025, MLIC received approximately 1,352 and 1,337 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through June 30, 2026.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.4 billion at both June 30, 2026 and December 31, 2025.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $11.8 billion and $11.1 billion at June 30, 2026 and December 31, 2025, respectively.
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
The Company’s recorded liabilities were $19 million at both June 30, 2026 and December 31, 2025 for indemnities and guarantees.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Related Party Transactions
In 2025, the Company invested in Chariot Holding Company, LP (“Chariot”), a Bermuda registered exempted limited partnership. The Company had unfunded contingent capital commitments to Chariot of $67 million and $94 million at June 30, 2026 and December 31, 2025, respectively. The Company accounts for its investment in Chariot under the equity method of accounting.
The Company has entered into reinsurance agreements with Chariot Re, a subsidiary of Chariot, and recorded premiums, reinsurance and other receivables of $10.9 billion and $9.8 billion and a funds withheld liability of $11.1 billion and $10.5 billion within other liabilities at June 30, 2026 and December 31, 2025, respectively. For the three and six months ended June 30, 2026, the Company also recorded net derivative gains (losses) of ($41) million and $66 million, respectively, other revenues of $34 million and $73 million, respectively, policyholder benefits and claims of ($82) million and ($156) million, respectively, and other expenses of $90 million and $182 million, respectively.
In addition, MetLife Investment Management, LLC has entered into investment management and advisory agreements with Chariot Re to manage a portion of Chariot Re’s assets. The Company recognized asset management fees from Chariot Re of $6 million and $12 million for the three months and six months ended June 30, 2026, respectively.
20. Subsequent Events
Common Stock Repurchase Authorization
On August 5, 2026, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases.

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

Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates have remained steady in 2026, labor market conditions, inflation, and financial and international developments, as well as other factors, could result in policy adjustments later this year. Other central banks have recently diverged on monetary policies, with some raising rates while others have held rates steady, reflecting differing local economic conditions and views on the impact of the foregoing factors. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio, value of our assets under management (“AUM”), and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the U.S. federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2025 Annual Report.
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
Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacating the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

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
Acquisitions
Acquisition of PineBridge Investments
For information regarding the Company’s acquisition of PineBridge Investments (“PineBridge”), a global asset manager, see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.
Dispositions
Pending Disposition of MetLife Ukraine
For information regarding the Company’s pending disposition of its wholly-owned subsidiary, PJSC MetLife (“MetLife Ukraine”), see Note 3 of the Notes to the Interim Condensed Consolidated Financial Statements.

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
Key Financial Highlights
•Net income available to MetLife, Inc.’s common shareholders was $705 million and $1.8 billion for the three months and six months ended June 30, 2026, respectively, compared to $698 million and $1.6 billion for the three months and six months ended June 30, 2025, respectively.
•Adjusted earnings available to common shareholders was $1.6 billion and $3.2 billion for the three months and six months ended June 30, 2026, respectively, compared to $1.4 billion and $2.7 billion for the three months and six months ended June 30, 2025, respectively.

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues
Premiums	$11,435	$10,810	$23,555	$22,533
Universal life and investment-type product policy fees	1,372	1,259	2,715	2,488
Net investment income	6,702	5,661	12,057	10,546
Other revenues	845	679	1,697	1,366
Net investment gains (losses)	(428)	(273)	(1,098)	(660)
Net derivative gains (losses)	(772)	(796)	(698)	(364)
Total revenues	19,154	17,340	38,228	35,909
Expenses
Policyholder benefits and claims and policyholder dividends	11,460	10,913	23,448	22,863
Policyholder liability remeasurement (gains) losses	18	5	5	(26)
Market risk benefit remeasurement (gains) losses	(270)	(277)	(150)	22
Interest credited to policyholder account balances	3,067	2,400	4,741	4,047
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	588	528	1,156	1,047
Interest expense on debt	292	269	557	527
Other expenses, net of capitalization of deferred policy acquisition costs	2,964	2,522	5,929	5,095
Total expenses	18,119	16,360	35,686	33,575
Income (loss) before provision for income tax	1,035	980	2,542	2,334
Provision for income tax expense (benefit)	256	245	601	649
Net income (loss)	779	735	1,941	1,685
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	43	6	20	11
Net income (loss) attributable to MetLife, Inc.	736	729	1,921	1,674
Less: Preferred stock dividends	31	31	76	97
Net income (loss) available to MetLife, Inc.’s common shareholders	$705	$698	$1,845	$1,577
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Net income (loss) available to MetLife, Inc.’s common shareholders increased $7 million primarily due to higher adjusted earnings available to common shareholders, largely offset by an unfavorable change in net investment gains (losses).
Adjusted earnings available to common shareholders(1) increased. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Net investment gains (losses)(2) decreased net income (loss) available to MetLife, Inc.’s common shareholders due to (i) higher losses on sales of fixed maturity securities and subsidiaries; (ii) higher mark-to-market losses on fair value option (“FVO”) securities; and (iii) lower mark-to-market gains on equity securities, partially offset by lower increases to the ACL on mortgage loans.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.

Net income (loss) available to MetLife, Inc.’s common shareholders increased $268 million primarily due to higher adjusted earnings available to common shareholders, a favorable change in market risk benefit remeasurement (gains) losses, and a lower effective tax rate, largely offset by unfavorable changes in net investment gains (losses) and net derivative gains (losses).
Adjusted earnings available to common shareholders(1) increased. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Market risk benefit remeasurement (gains) losses(3) contributed to the increase in net income (loss) available to MetLife, Inc.’s common shareholders due to U.S. long-term interest rates increasing in the current period compared to decreasing in the prior period and certain key equity indexes increasing more significantly in the current period than in the prior period, partially offset by ceded reinsurance.
Taxes contributed to the increase in net income (loss) available to MetLife, Inc.’s common shareholders due to a favorable change in the effective tax rate to 24% in the current period compared to 28% in the prior period. The current period effective tax rate on income before provision for income tax was 24% compared to the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; (ii) U.S. state and local taxes; (iii) the pending disposition of MetLife Ukraine; and (iv) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; and (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
The prior period effective tax rate on income before provision for income tax was 28% compared to the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; and (ii) non-deductible losses, partially offset by tax benefits from (i) non-taxable investment income; (ii) low income housing and other tax credits, partially offset by the impact of tax equity investments; and (iii) the corporate tax deduction for stock compensation.
Net investment gains (losses)(2) decreased net income (loss) available to MetLife, Inc.’s common shareholders due to (i) higher losses on sales of fixed maturity securities and private equity investments; (ii) losses on foreign currency transactions in the current period compared to gains in the prior period; and (iii) higher impairments on real estate investments, partially offset by lower increases to the ACL on mortgage loans.
Net derivative gains (losses)(4,5) decreased net income (loss) available to MetLife, Inc.’s common shareholders due to (i) the U.S. dollar strengthening against the Japanese yen in the current period compared to weakening in the prior period, which had an unfavorable impact on the estimated fair value of sell-U.S. dollar currency forwards; (ii) long-term swap rates increasing in the current period compared to either decreasing or increasing less significantly in the prior period, which had an unfavorable impact on the estimated fair value of receiver forwards and swaps; and (iii) certain key equity indexes increasing more significantly in the current period than in the prior period, which had an unfavorable impact on the estimated fair value of short futures, partially offset by changes in the estimated fair value of the underlying assets, which had a favorable impact on the estimated fair value of embedded derivatives related to funds withheld on reinsurance agreements.
__________________
(1)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings available to common shareholders and related measures.
(2)See “— Investments — Overview” and “— Investments — Investment Portfolio Results — Net Investment Gains (Losses)” for information regarding management of our investment portfolio.
(3)See Note 6 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on the Company’s MRBs.
(4)See “— Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(5)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.

Reconciliations of net income (loss) available to MetLife, Inc.’s common shareholders to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended June 30, 2026

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$470	$190	$48	$137	$70	$39	$(249)	$705
Add: Preferred stock dividends	—	—	—	—	—	—	31	31
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	26	2	14	—	1	43
Net income (loss)	470	190	74	139	84	39	(217)	779
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(35)	(263)	(116)	29	(13)	(19)	(11)	(428)
Net derivative gains (losses)	5	(96)	(459)	60	(16)	—	(266)	(772)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	24	24
Net investment income	(11)	265	343	(52)	602	3	1	1,151
Other revenues	—	31	—	23	—	14	36	104
Expenses:
Policyholder benefits and claims and policyholder dividends	—	18	87	(162)	—	—	15	(42)
Policyholder liability remeasurement (gains) losses	—	1	—	—	—	—	—	1
Market risk benefit remeasurement gains (losses)	—	31	19	—	8	—	212	270
Interest credited to policyholder account balances (“PABs”)	—	(55)	(346)	(71)	(589)	—	(27)	(1,088)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired (“VOBA”) and negative VOBA	—	(1)	—	—	—	—	(3)	(4)
Interest expense on debt	—	—	—	—	—	(3)	(16)	(19)
Other expenses	—	(167)	—	—	(1)	(19)	(69)	(256)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	8	49	126	44	(15)	6	16	234
Adjusted earnings	$503	$377	$420	$268	$108	$57	$(129)	$1,604
Less: Preferred stock dividends	—	—	—	—	—	—	31	31
Adjusted earnings available to common shareholders	$503	$377	$420	$268	$108	$57	$(160)	$1,573

Premiums, fees and other revenues	$6,512	$1,800	$1,698	$1,922	$806	$331	$583	$13,652
Less: adjustments to premiums, fees and other revenues	—	31	—	23	—	14	60	128
Adjusted premiums, fees and other revenues	$6,512	$1,769	$1,698	$1,899	$806	$317	$523	$13,524

Three Months Ended June 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$366	$113	$335	$202	$96	$63	$(477)	$698
Add: Preferred stock dividends	—	—	—	—	—	—	31	31
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	2	1	—	3	6
Net income (loss)	366	113	335	204	97	63	(443)	735
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(4)	(200)	69	(2)	3	17	(156)	(273)
Net derivative gains (losses)	(27)	(139)	(172)	18	(15)	—	(461)	(796)
Premiums	3	—	—	—	—	—	—	3
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(15)	13	195	13	271	—	(18)	459
Other revenues	—	(21)	—	8	—	—	39	26
Expenses:
Policyholder benefits and claims and policyholder dividends	1	4	40	(22)	—	—	17	40
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	54	14	—	(1)	—	210	277
Interest credited to PABs	—	1	(183)	(53)	(256)	—	(25)	(516)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(2)	(37)	—	3	—	(4)	(33)	(73)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	9	68	26	6	(5)	(4)	95	195
Adjusted earnings	$401	$370	$346	$233	$100	$54	$(111)	$1,393
Less: Preferred stock dividends	—	—	—	—	—	—	31	31
Adjusted earnings available to common shareholders	$401	$370	$346	$233	$100	$54	$(142)	$1,362

Adjusted earnings available to common shareholders on a constant currency basis (1)	$401	$370	$337	$258	$97	$54	$(142)	$1,375

Premiums, fees and other revenues	$6,449	$1,361	$1,699	$1,642	$719	$237	$641	$12,748
Less: adjustments to premiums, fees and other revenues	3	(21)	—	8	—	—	39	29
Adjusted premiums, fees and other revenues	$6,446	$1,382	$1,699	$1,634	$719	$237	$602	$12,719

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,446	$1,382	$1,603	$1,789	$717	$237	$602	$12,776
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Six Months Ended June 30, 2026

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$888	$770	$50	$375	$180	$69	$(487)	$1,845
Add: Preferred stock dividends	—	—	—	—	—	—	76	76
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	26	4	(13)	—	3	20
Net income (loss)	888	770	76	379	167	69	(408)	1,941
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(71)	(400)	(399)	(9)	(23)	(37)	(159)	(1,098)
Net derivative gains (losses)	27	175	(899)	106	(13)	—	(94)	(698)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	49	49
Net investment income	(24)	475	174	(72)	418	3	33	1,007
Other revenues	—	67	—	43	—	28	73	211
Expenses:
Policyholder benefits and claims and policyholder dividends	—	35	161	(160)	—	—	31	67
Policyholder liability remeasurement (gains) losses	—	2	—	—	—	—	—	2
Market risk benefit remeasurement gains (losses)	—	13	18	—	9	—	110	150
Interest credited to PABs	—	(103)	(197)	(62)	(431)	—	(50)	(843)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	(1)	—	—	—	—	(6)	(7)
Interest expense on debt	—	—	—	—	—	(3)	(16)	(19)
Other expenses	—	(336)	—	1	(1)	(38)	(145)	(519)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	14	15	311	35	(10)	12	27	404
Adjusted earnings	$942	$828	$907	$497	$218	$104	$(261)	$3,235
Less: Preferred stock dividends	—	—	—	—	—	—	76	76
Adjusted earnings available to common shareholders	$942	$828	$907	$497	$218	$104	$(337)	$3,159

Premiums, fees and other revenues	$13,051	$4,226	$3,436	$3,839	$1,603	$659	$1,153	$27,967
Less: adjustments to premiums, fees and other revenues	—	67	—	43	—	28	122	260
Adjusted premiums, fees and other revenues	$13,051	$4,159	$3,436	$3,796	$1,603	$631	$1,031	$27,707

Six Months Ended June 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.'s common shareholders	$657	$222	$824	$430	$171	$62	$(789)	$1,577
Add: Preferred stock dividends	—	—	—	—	—	—	97	97
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	4	2	—	5	11
Net income (loss)	657	222	824	434	173	62	(687)	1,685
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(31)	(413)	103	1	—	(18)	(302)	(660)
Net derivative gains (losses)	(85)	(198)	(2)	176	(26)	—	(229)	(364)
Premiums	7	—	—	—	—	—	—	7
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(29)	15	58	(29)	175	—	(59)	131
Other revenues	—	(40)	—	8	—	—	79	47
Expenses:
Policyholder benefits and claims and policyholder dividends	—	(20)	84	(89)	—	—	33	8
Policyholder liability remeasurement (gains) losses	—	—	—	—	—	—	—	—
Market risk benefit remeasurement gains (losses)	—	25	13	—	—	—	(60)	(22)
Interest credited to PABs	—	1	(41)	(94)	(160)	—	(52)	(346)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(5)	(72)	—	5	(1)	(8)	(61)	(142)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	29	148	(109)	4	2	6	138	218
Adjusted earnings	$771	$776	$718	$452	$183	$82	$(174)	$2,808
Less: Preferred stock dividends	—	—	—	—	—	—	97	97
Adjusted earnings available to common shareholders	$771	$776	$718	$452	$183	$82	$(271)	$2,711

Adjusted earnings available to common shareholders on a constant currency basis (1)	$771	$776	$709	$509	$183	$82	$(271)	$2,759

Premiums, fees and other revenues	$12,883	$3,799	$3,380	$3,155	$1,387	$455	$1,328	$26,387
Less: adjustments to premiums, fees and other revenues	7	(40)	—	8	—	—	79	54
Adjusted premiums, fees and other revenues	$12,876	$3,839	$3,380	$3,147	$1,387	$455	$1,249	$26,333

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$12,876	$3,839	$3,265	$3,493	$1,412	$455	$1,249	$26,589
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 increased $805 million, or 6%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $748 million, or 6%, compared to the prior period due to contributions from all segments. In the RIS segment, higher premiums from our United Kingdom (“U.K.”) funded reinsurance, U.K. longevity reinsurance, and structured settlements businesses were partially offset by lower premiums from our pension risk transfer business. The Latin America and EMEA segments experienced increases in adjusted premiums, fees and other revenues across their respective regions while higher premiums in life products in Korea and growth in voluntary products were the primary drivers for the Asia and Group Benefits segments, respectively. The PineBridge acquisition in December 2025 drove the increase in other revenues in the MIM segment. The segment increases were partially offset by a decline in Corporate & Other from business run-off.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Group Benefits	$503	$401	$942	$771
RIS	377	370	828	776
Asia	420	346	907	718
Latin America	268	233	497	452
EMEA	108	100	218	183
MIM	57	54	104	82
Corporate & Other	(160)	(142)	(337)	(271)
Adjusted earnings available to common shareholders	$1,573	$1,362	$3,159	$2,711

Adjusted earnings available to common shareholders on a constant currency basis	$1,573	$1,375	$3,159	$2,759

Adjusted premiums, fees and other revenues	$13,524	$12,719	$27,707	$26,333
Adjusted premiums, fees and other revenues on a constant currency basis	$13,524	$12,776	$27,707	$26,589
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders increased $211 million on a reported basis primarily due to favorable underwriting and other insurance adjustments, higher market factors and volume growth, partially offset by higher expenses.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings available to common shareholders primarily reflecting favorable mortality results in the Group Benefits segment, as well as a favorable change resulting from refinements to certain insurance liabilities in both periods.
Market factors contributed to the increase in adjusted earnings available to common shareholders primarily driven by higher recurring investment income and variable investment income, partially offset by higher interest credited expenses. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, higher income on real estate investments (which includes the impact of the fourth quarter 2025 change to the definition of adjusted earnings to exclude depreciation of wholly-owned real estate and real estate joint ventures (“REJVs”)), and higher yields on fixed income securities, partially offset by the impact from a reinsurance transaction in the RIS segment and lower average invested assets in Corporate & Other. Variable investment income increased due to higher income on bond prepayment fees, partially offset by lower returns on mortgage loan funds. Higher interest credited expenses were due to higher average interest crediting rates on investment-type and certain insurance products in the Asia segment.

Volume growth contributed to the increase in adjusted earnings available to common shareholders primarily driven by higher average invested assets, primarily in the Asia and Latin America segments and business growth in the EMEA and Asia segments, partially offset by higher interest credited expenses on investment-type and certain insurance products, primarily in the Asia segment.
Expenses decreased adjusted earnings available to common shareholders primarily due to higher legal costs, corporate-related expenses and employee-related expenses in Corporate & Other, as well as higher expenses in the EMEA segment.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders increased $448 million on a reported basis primarily due to higher market factors, favorable underwriting and other insurance adjustments and volume growth.
Market factors contributed to the increase in adjusted earnings available to common shareholders primarily from higher variable investment income and recurring investment income, partially offset by higher interest credited expenses. Variable investment income increased due to higher returns on private equity funds and higher income on bond prepayment fees, partially offset by lower returns on real estate funds and mortgage loan funds. Recurring investment income increased due to positive flows from pension risk transfer transactions and funding agreement issuances, higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings) and higher yields on fixed income securities, partially offset by the impact from a reinsurance transaction in the RIS segment and lower average invested assets in Corporate & Other. Higher interest credited expenses were primarily due to higher average interest crediting rates on investment-type and certain insurance products in the Asia segment.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings available to common shareholders primarily due to favorable mortality results, particularly in the Group Benefits segment.
Volume growth contributed to the increase in adjusted earnings available to common shareholders primarily due to higher average invested assets, primarily in the Asia and Latin America segments, and business growth in the EMEA, Asia and Group Benefits segments, partially offset by an increase in interest credited expenses on investment-type and certain insurance products, primarily in the Asia segment.

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 increased $66 million, or 1%, compared to the prior period, primarily driven by growth in voluntary products, largely offset by a decrease in premiums related to our participating contracts, which can fluctuate with claims experience.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$503	$401	$942	$771

Adjusted premiums, fees and other revenues	$6,512	$6,446	$13,051	$12,876
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $102 million predominantly driven by favorable underwriting and other insurance adjustments.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings. Mortality results improved in the current period due to lower claims incidence and severity in the life business, while morbidity results benefited from favorable claims experience in the disability business and favorable rate actions within the dental business.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $171 million primarily driven by favorable underwriting and other insurance adjustments and volume growth.
Underwriting and other insurance adjustments contributed $133 million to the increase in adjusted earnings. Mortality results improved in the current period, driven by lower claims incidence and severity in the life business. These favorable results were partially offset by unfavorable morbidity experience across products, although this impact was mitigated by favorable rate actions within the dental business.
Volume growth in both voluntary and core products contributed to the increase in adjusted earnings.

Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 increased $387 million, or 28%, compared to the prior period. The increase was primarily due to higher premiums from our U.K. funded reinsurance, U.K. longevity reinsurance, and structured settlements businesses, partially offset by lower premiums from our pension risk transfer business. Changes in premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$377	$370	$828	$776

Adjusted premiums, fees and other revenues	$1,769	$1,382	$4,159	$3,839
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $7 million primarily due to market factors, partially offset by higher expenses.
Market factors contributed to the increase in adjusted earnings driven by higher recurring investment income, largely offset by higher interest credited expenses and lower variable investment income. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, higher yields on fixed income securities, and higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings), partially offset by the impact from a reinsurance transaction. The increase in interest credited expenses was primarily due to growth in certain insurance products and investment-type products, partially offset by the impact from a reinsurance transaction and lower average interest crediting rates on investment-type products. Lower variable investment income was driven by lower returns on private equity funds and mortgage loan funds, largely offset by higher income on bond prepayment fees.
Expenses decreased adjusted earnings primarily due to higher variable costs driven by growth, partially offset by lower direct expenses.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $52 million predominantly due to market factors.
Market factors contributed to the increase in adjusted earnings driven by higher recurring investment income and variable investment income, partially offset by higher interest credited expenses. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, higher yields on fixed income securities and mortgage loans, and higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings), partially offset by the impact from a reinsurance transaction. Variable investment income also increased, driven by higher income on bond prepayment fees and higher returns on private equity funds, largely offset by lower returns on real estate funds and mortgage loan funds. The increase in interest credited expenses was primarily due to growth in certain insurance products and investment-type products, partially offset by the impact from a reinsurance transaction and lower average interest crediting rates on investment-type products.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 were essentially flat compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $95 million, or 6%, compared to the prior period, as increases in premiums in life products in Korea, and higher fee income from Japan’s foreign currency annuity and yen-denominated life products were partially offset by lower premiums from Japan’s accident & health products.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$420	$346	$907	$718
Adjusted earnings on a constant currency basis	$420	$337	$907	$709

Adjusted premiums, fees and other revenues	$1,698	$1,699	$3,436	$3,380
Adjusted premiums, fees and other revenues on a constant currency basis	$1,698	$1,603	$3,436	$3,265
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $74 million on a reported basis primarily driven by market factors and volume growth.
Market factors contributed $54 million to the increase in adjusted earnings driven by higher recurring investment income and variable investment income, partially offset by higher interest credited expenses. Higher recurring investment income was primarily due to higher yields on fixed income securities. Higher variable investment income was primarily due to higher returns on private equity funds. Higher interest credited expenses were primarily due to higher average interest crediting rates on investment-type and certain insurance products.
Volume growth contributed to the increase in adjusted earnings driven by business growth across the region, including higher fee income and higher positive net flows, which resulted in higher average invested assets. This increase was partially offset by higher interest credited expenses on investment-type and certain insurance products.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $189 million on a reported basis primarily driven by market factors and volume growth.
Market factors contributed $135 million to the increase in adjusted earnings driven by higher variable investment income and higher recurring investment income, partially offset by higher interest credited expenses. Higher variable investment income was primarily due to higher returns on private equity funds. Higher recurring investment income was primarily due to higher yields on fixed income securities. Higher interest credited expenses were primarily due to higher average interest crediting rates on investment-type and certain insurance products.
Volume growth contributed to the increase in adjusted earnings driven by business growth across the region, including higher fee income and higher positive net flows, which resulted in higher average invested assets. This increase was partially offset by higher interest credited expenses on investment-type and certain insurance products.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 increased $265 million, or 16%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $110 million, or 6%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$268	$233	$497	$452
Adjusted earnings on a constant currency basis	$268	$258	$497	$509

Adjusted premiums, fees and other revenues	$1,899	$1,634	$3,796	$3,147
Adjusted premiums, fees and other revenues on a constant currency basis	$1,899	$1,789	$3,796	$3,493
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $35 million on a reported basis primarily due to favorable foreign currency impacts, volume growth and tax-related items, partially offset by unfavorable underwriting and other insurance adjustments.
Foreign currency movements contributed $25 million to the increase in adjusted earnings as the Mexican and Chilean peso strengthened against the U.S. dollar.
Volume growth contributed to the increase in adjusted earnings driven by strong sales of single premium immediate annuities in Chile, which resulted in higher average invested assets, as well as higher sales and higher average invested assets primarily in Mexico. These increases were partially offset by higher interest credited expenses on investment-type and certain insurance products.
Taxes contributed to the increase in adjusted earnings due to tax adjustments in both periods, including a recurring tax item related to inflation, primarily in Chile, and adjustments related to the filing of tax returns in Mexico and Chile.
Underwriting and other insurance adjustments decreased adjusted earnings due to the unfavorable impact of higher value-added tax in Mexico.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $45 million on a reported basis primarily due to favorable foreign currency impacts and volume growth, partially offset by unfavorable underwriting and other insurance adjustments.
Foreign currency movements contributed $57 million to the increase in adjusted earnings as the Mexican and Chilean peso strengthened against the U.S. dollar.
Volume growth contributed to the increase in adjusted earnings driven by strong sales of single premium immediate annuities in Chile, which resulted in higher average invested assets, as well as higher sales and higher average invested assets primarily in Mexico. These increases were partially offset by higher interest credited expenses on investment-type and certain insurance products.
Underwriting and other insurance adjustments decreased adjusted earnings by $31 million due to the unfavorable impact of higher value-added tax in Mexico.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended June 30, 2026 increased $87 million, or 12%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $89 million, or 12%, compared to the prior period primarily due to strong sales and solid renewal activity across the region.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$108	$100	$218	$183
Adjusted earnings on a constant currency basis	$108	$97	$218	$183

Adjusted premiums, fees and other revenues	$806	$719	$1,603	$1,387
Adjusted premiums, fees and other revenues on a constant currency basis	$806	$717	$1,603	$1,412
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $8 million on a reported basis primarily due to volume growth, partially offset by higher expenses.
Volume growth contributed to the increase in adjusted earnings driven by increased sales and business growth across the region for the accident & health and life businesses, as well as the employee benefits business in the U.K. and the Gulf.
Expenses decreased adjusted earnings due to higher direct expenses, including employee-related costs, as well as pension, postretirement and postemployment benefits costs and various other operating expenses, across the region.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $35 million on a reported basis primarily due to volume growth and favorable market factors, partially offset by higher expenses.
Volume growth contributed $44 million to the increase in adjusted earnings driven by increased sales and business growth across the region for the accident & health and life businesses, as well as the employee benefits business in the U.K. and the Gulf.
Market factors contributed to the increase in adjusted earnings driven by higher recurring investment income, primarily due to higher yields on fixed income securities.
Expenses decreased adjusted earnings due to higher direct expenses, including employee-related costs, as well as pension, postretirement and postemployment benefits costs and various other operating expenses, across the region.

MetLife Investment Management
Business Overview. Other revenues for the three months ended June 30, 2026 increased $80 million, or 34%, compared to the prior period, primarily as a result of the PineBridge acquisition in December 2025, which increased Institutional Client AUM. Organic business growth across public fixed income and private fixed income also contributed to the increase in Institutional Client revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$57	$54	$104	$82

Other revenues by client segment:
Institutional Client	$173	$95	$345	$172
General Account	144	142	286	283
Other revenues	$317	$237	$631	$455
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $3 million primarily driven by higher revenues from higher Institutional Client AUM as a result of the PineBridge acquisition and organic business growth across public fixed income and private fixed income. Higher expenses driven by the PineBridge acquisition were partially offset by savings generated through synergy initiatives.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $22 million primarily driven by higher revenues from higher Institutional Client AUM as a result of the PineBridge acquisition and organic business growth across public fixed income and private fixed income. Higher expenses driven by the PineBridge acquisition were partially offset by savings generated through synergy initiatives.

Corporate & Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings available to common shareholders	$(160)	$(142)	$(337)	$(271)

Adjusted premiums, fees and other revenues	$523	$602	$1,031	$1,249
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders decreased $18 million primarily due to higher expenses, and strategic reinsurance transactions, substantially offset by favorable underwriting and other insurance adjustments and higher market factors.
Other expenses decreased adjusted earnings available to common shareholders by $26 million driven by higher legal costs and increased corporate-related and employee-related expenses.
Strategic reinsurance transactions that closed in December 2025 decreased adjusted earnings available to common shareholders.
Underwriting and other insurance adjustments increased adjusted earnings available to common shareholders driven by favorable reserve refinements in the current period and lower dividend expense attributable to business run-off, partially offset by unfavorable claims experience in our long-term care business.
Market factors increased adjusted earnings available to common shareholders primarily due to higher recurring investment income driven by increased income from real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings), largely offset by lower average invested assets and lower yields on fixed income securities.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders decreased $66 million primarily due to higher expenses and strategic reinsurance transactions, partially offset by favorable underwriting and other insurance adjustments and higher market factors.
Other expenses decreased adjusted earnings available to common shareholders by $55 million driven by higher legal costs and increased corporate-related and employee-related expenses.
Strategic reinsurance transactions that closed in December 2025 decreased adjusted earnings available to common shareholders.
Underwriting and other insurance adjustments increased adjusted earnings available to common shareholders driven by lower dividend expense attributable to business run-off and favorable reserve refinements in the current period, partially offset by unfavorable claims experience in our long-term care business.
Market factors increased adjusted earnings available to common shareholders primarily due to higher variable investment income and lower interest credited expenses, partially offset by lower recurring investment income. Higher variable investment income was primarily due to higher returns on private equity funds, partially offset by lower returns on real estate funds. Interest credited expenses decreased on long duration products. Lower recurring investment income was the result of lower average invested assets and lower yields on fixed income securities and mortgage loans, partially offset by higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings).

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

The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	June 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$6,040	$4,911
Foreign corporate	2,475	2,329
Foreign government	885	720
Residential mortgage-backed securities (“RMBS”)	2,143	2,987
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	3,334	2,139
Commercial mortgage-backed securities (“CMBS”)	753	812
Municipals	469	486
U.S. government and agency	1,447	3,816
Total fixed maturity securities AFS	17,546	18,200
Equity securities	120	105
Mortgage loans:
Agricultural	878	910
Commercial	903	829
Residential	1,332	720
Total mortgage loans	3,113	2,459
Policy loans	356	—
Real estate and REJVs	143	9
Other limited partnership interests (“OLPI”)	631	205
Other invested assets - derivatives	57	25
Other invested assets - other	147	114
Short-term investments, cash and cash equivalents	489	1,314
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$22,602	$22,431
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
The following table presents mortgage loan assets originated and acquired and transferred to third parties at:

	June 30, 2026	December 31, 2025
Portfolio Segment	Carrying Value
	(In millions)
Commercial	$5,234	$6,017
Agricultural	381	350
Total mortgage loan assets originated and acquired and transferred to third parties	$5,615	$6,367

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

	Selected Country Fixed Maturity Securities AFS at June 30, 2026
Country	Sovereign (1)	Non-Financial Services	Total (2)
	(Dollars in millions)
Ukraine	$19	$2	$21
Russian Federation	14	—	14
Total	$33	$2	$35
Investment grade %	—%	—%	—%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $69 million and $36 million, respectively, at June 30, 2026.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net investment income — GAAP	$6,702	$5,661	$12,057	$10,546
Investment hedge adjustments	170	102	254	205
Unit-linked investment income	(998)	(498)	(680)	(271)
Reinsurance activity	(331)	(47)	(632)	(90)
Depreciation of wholly-owned real estate and REJVs	54		115
Consolidated collateralized financing entities	(23)	—	(23)	—
Other	(23)	(16)	(41)	25
Adjusted net investment income (1)	$5,551	$5,202	$11,050	$10,415
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.88%	$3,845	4.61%	$3,517	4.69%	$7,336	4.49%	$6,776
Mortgage loans (3)	5.31	992	5.12	1,026	5.25	1,971	5.17	2,082
Real estate and REJVs	4.77	155	3.47	120	4.20	275	3.74	254
Policy loans	5.89	108	5.64	113	5.78	217	5.51	220
Equity securities	2.78	4	2.30	3	3.55	10	4.24	12
OLPI	3.16	112	3.46	122	7.55	548	4.84	344
Cash and short-term investments	3.69	196	4.19	232	3.86	402	4.30	456
Other invested assets	—	315	—	218	—	656	—	583
Investment income	5.02	5,727	4.73	5,351	5.03	11,415	4.78	10,727
Investment fees and expenses	(0.16)	(176)	(0.13)	(149)	(0.16)	(365)	(0.14)	(311)
Net investment income including divested businesses (4)	4.86%	5,551	4.60%	5,202	4.87%	11,050	4.64%	10,416
Less: net investment income from divested businesses (4)		—		—		—		1
Adjusted net investment income		$5,551		$5,202		$11,050		$10,415
__________________
(1)We calculate annualized yields using adjusted net investment income as a percentage of average quarterly asset carrying values. Asset carrying values utilized in the calculation of yields exclude unrecognized unrealized gains (losses), Third-party mortgage loan activity, Reinsurance activity collateral received in connection with our securities lending program, annuities funding structured settlement claims, freestanding derivative assets, collateral received from derivative counterparties, contractholder-directed equity securities and FVO securities held by collateralized financing entities (“CFEs”). Invested assets reclassified to held-for-sale and ceded policy loans are included in the calculation of yields, but are otherwise excluded from asset carrying values. A yield is not presented for other invested assets, as it is not considered a meaningful measure of performance for this asset class.

(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $162 million and $107 million for the three months ended June 30, 2026 and 2025, respectively, and $132 million and $87 million for the six months ended June 30, 2026 and 2025, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	June 30, 2026		December 31, 2025
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$216,464	71.1%	$213,182	71.6%
Privately-placed	88,173	28.9	84,549	28.4
Total fixed maturity securities AFS, excluding Reinsurance activity	$304,637	100.0%	$297,731	100.0%
Reinsurance activity	17,546		18,200
Total fixed maturity securities AFS	$322,183		$315,931
Percentage of cash and invested assets, excluding Reinsurance activity	63.6%		63.1%
Equity securities
Publicly traded	$586	72.2%	$543	72.1%
Privately-held	226	27.8	210	27.9
Total equity securities, excluding Reinsurance activity	$812	100.0%	$753	100.0%
Reinsurance activity	120		105
Total equity securities	$932		$858
Percentage of cash and invested assets, excluding Reinsurance activity	0.2%		0.2%
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

	June 30, 2026
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$14,940	4.9%	$439	54.0%
Level 2
Independent pricing sources	$257,557	84.5%	$142	17.4%
Internal matrix pricing or discounted cash flow techniques	—	—	4	0.5
Significant other observable inputs	$257,557	84.5%	$146	17.9%
Level 3
Independent pricing sources	$30,635	10.1%	$108	13.5%
Internal matrix pricing or discounted cash flow techniques	1,083	0.4	110	13.5
Independent broker quotations	422	0.1	9	1.1
Significant unobservable inputs	$32,140	10.6%	$227	28.1%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance activity	$304,637	100.0%	$812	100.0%
Reinsurance activity	17,546		120
Total fixed maturity securities AFS and equity securities at estimated fair value	$322,183		$932
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in four sectors at June 30, 2026: foreign corporate securities, U.S. corporate securities, ABS & CLO and RMBS. During the three months ended June 30, 2026, Level 3 fixed maturity securities AFS decreased by $432 million, or 1.3%. The decrease was driven by transfers out of Level 3 in excess of transfers into Level 3, offset by purchases in excess of sales and an increase in estimated fair value recognized in other comprehensive income (loss). During the six months ended June 30, 2026, Level 3 fixed maturity securities AFS increased by $873 million, or 2.8%. The increase was driven by purchases in excess of sales, offset by transfers out of Level 3 in excess of transfers into Level 3 and a decrease in estimated fair value recognized in other comprehensive income (loss).
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

		June 30, 2026				December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$230,467	$(22,091)	$208,376	68.4%	$222,728	$(18,870)	$203,858	68.5%
Baa	2	86,520	(2,333)	84,187	27.6	83,314	(1,437)	81,877	27.5
Subtotal investment grade		316,987	(24,424)	292,563	96.0	306,042	(20,307)	285,735	96.0
Ba	3	8,428	(23)	8,405	2.8	8,212	61	8,273	2.8
B	4	3,366	(55)	3,311	1.1	3,460	(81)	3,379	1.1
Caa and lower	5	284	(14)	270	0.1	284	(35)	249	0.1
In or near default	6	119	(31)	88	—	110	(15)	95	—
Subtotal below investment grade		12,197	(123)	12,074	4.0	12,066	(70)	11,996	4.0
Total fixed maturity securities AFS, excluding Reinsurance activity		$329,184	$(24,547)	$304,637	100.0%	$318,108	$(20,377)	$297,731	100.0%
Reinsurance activity		18,373	(827)	17,546		18,844	(644)	18,200
Total fixed maturity securities AFS		$347,557	$(25,374)	$322,183		$336,952	$(21,021)	$315,931

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
June 30, 2026
U.S. corporate	$44,631	$35,840	$3,130	$1,393	$98	$27	$85,119
Foreign corporate	20,756	35,115	2,788	417	82	40	59,198
RMBS	42,317	1,372	118	21	4	4	43,836
Foreign government	28,036	7,745	2,085	1,427	40	6	39,339
U.S. government and agency	33,088	311	—	—	—	—	33,399
ABS & CLO	20,690	3,317	260	52	33	1	24,353
Municipals	9,926	398	24	—	—	—	10,348
CMBS	8,932	89	—	1	13	10	9,045
Total fixed maturity securities AFS, excluding Reinsurance activity	$208,376	$84,187	$8,405	$3,311	$270	$88	$304,637
Percentage of total	68.4%	27.6%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance activity	11,246	5,846	266	52	135	1	17,546
Total fixed maturity securities AFS	$219,622	$90,033	$8,671	$3,363	$405	$89	$322,183
December 31, 2025
U.S. corporate	$43,731	$34,802	$2,930	$1,451	$88	$46	$83,048
Foreign corporate	19,541	35,132	3,038	470	71	8	58,260
RMBS	40,736	1,502	166	19	4	4	42,431
Foreign government	30,069	6,679	1,828	1,398	34	20	40,028
U.S. government and agency	33,387	319	—	—	—	—	33,706
ABS & CLO	17,455	2,944	285	41	31	1	20,757
Municipals	10,161	392	26	—	—	—	10,579
CMBS	8,778	107	—	—	21	16	8,922
Total fixed maturity securities AFS, excluding Reinsurance activity	$203,858	$81,877	$8,273	$3,379	$249	$95	$297,731
Percentage of total	68.5%	27.5%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance activity	13,134	4,684	206	96	80	—	18,200
Total fixed maturity securities AFS	$216,992	$86,561	$8,479	$3,475	$329	$95	$315,931

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either June 30, 2026 or December 31, 2025. The top 10 holdings comprised 1% of total investments at both June 30, 2026 and December 31, 2025. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	June 30, 2026		December 31, 2025
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$34,006	23.6%	$33,265	23.5%
Consumer (cyclical and non-cyclical)	29,035	20.1	28,297	20.0
Utility	27,674	19.2	26,853	19.0
Industrial (basic, capital goods and other)	14,497	10.0	15,085	10.7
Transportation	13,930	9.7	13,572	9.6
Communications	9,862	6.8	9,651	6.8
Energy	8,520	5.9	8,160	5.8
Technology	5,220	3.6	4,907	3.5
Other	1,573	1.1	1,518	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance activity	$144,317	100.0%	$141,308	100.0%
Reinsurance activity	8,515		7,240
Total U.S. and foreign corporate fixed maturity securities AFS	$152,832		$148,548
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $77.2 billion and $72.1 billion of Structured Products at estimated fair value, at June 30, 2026 and December 31, 2025, respectively, as presented in the RMBS, ABS & CLO, and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	June 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$26,787	61.1%	$(678)	$25,704	60.6%	$(468)
Pass-through mortgage-backed securities	17,049	38.9	(792)	16,727	39.4	(669)
Total RMBS, excluding Reinsurance activity	$43,836	100.0%	$(1,470)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,143		(45)	2,987		(11)
Total RMBS	$45,979		$(1,515)	$45,418		$(1,148)
Risk profile
Agency	$27,186	61.9%	$(1,224)	$27,064	63.8%	$(972)
Non-Agency
Prime and prime investor	9,102	20.8	(180)	8,303	19.6	(119)
Nonqualified residential mortgage ("NQM") and alternative residential mortgage loans ("Alt-A")	1,924	4.4	18	1,780	4.2	11
Reperforming and sub-prime	3,266	7.5	(78)	3,355	7.9	(67)
Other (1)	2,358	5.4	(6)	1,929	4.5	10
Subtotal Non-Agency	16,650	38.1%	(246)	15,367	36.2%	(165)
Total RMBS, excluding Reinsurance activity	$43,836	100.0%	$(1,470)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,143		(45)	2,987		(11)
Total RMBS	$45,979		$(1,515)	$45,418		$(1,148)
Ratings profile
Rated Aaa and Aa	$39,082	89.2%		$37,374	88.1%
Designated NAIC 1	$42,319	96.5%		$40,736	96.0%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS and CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	June 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,810	11.5%	$(25)	$2,070	10.0%	$(8)
Consumer loans	1,131	4.6	(6)	1,203	5.8	(2)
Student loans	1,100	4.5	(25)	896	4.3	(19)
Vehicle and equipment loans	1,079	4.5	4	886	4.3	8
Credit card	919	3.8	7	855	4.1	15
Franchise	845	3.5	(22)	739	3.6	(16)
Other (1)	8,729	35.8	(179)	7,103	34.2	(123)
Total	16,613	68.2%	(246)	13,752	66.3%	(145)
CLO (2)	7,740	31.8%	4	7,005	33.7%	8
Total ABS & CLO, excluding Reinsurance activity	$24,353	100.0%	$(242)	$20,757	100.0%	$(137)
Reinsurance activity	3,334		(10)	2,140		12
Total ABS & CLO	$27,687		$(252)	$22,897		$(125)
ABS ratings profile
Rated Aaa and Aa	$4,618	27.8%		$3,781	27.5%
Designated NAIC 1	$13,423	80.8%		$10,945	79.6%
CLO ratings profile
Rated Aaa and Aa	$5,533	71.5%		$5,137	73.3%
Designated NAIC 1	$7,265	93.9%		$6,555	93.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$10,151	41.7%		$8,918	43.0%
Designated NAIC 1	$20,688	85.0%		$17,500	84.3%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	June 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,288	47.3%	$(161)	$4,314	48.4%	$(124)
Single asset and single borrower	2,425	26.8	(27)	2,259	25.3	(35)
Agency	1,236	13.7	(114)	1,206	13.5	(100)
Commercial real estate CLO	168	1.9	1	150	1.7	1
Other	928	10.3	(19)	993	11.1	(4)
Total CMBS, excluding Reinsurance activity	$9,045	100.0%	$(320)	$8,922	100.0%	$(262)
Reinsurance activity	753		(11)	812		—
Total CMBS	$9,798		$(331)	$9,734		$(262)
Ratings profile
Rated Aaa and Aa	$7,231	79.9%		$7,017	78.6%
Designated NAIC 1	$8,932	98.8%		$8,779	98.4%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of ACL and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the six months ended June 30, 2026.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $16.3 billion and $15.2 billion at June 30, 2026 and December 31, 2025, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $606 million and $640 million at June 30, 2026 and December 31, 2025, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $668 million and $658 million at June 30, 2026 and December 31, 2025, respectively.

Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report, for further information.
Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	June 30, 2026				December 31, 2025
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$39,632	52.6%	$837	2.1%	$42,406	55.2%	$659	1.6%
Agricultural	18,512	24.6	101	0.5%	18,284	23.8	108	0.6%
Residential	17,135	22.8	213	1.2%	16,060	20.9	251	1.6%
Mortgage loans held-for-sale	—	—	—	—%	35	0.1	—	—%
Mortgage loans, excluding Reinsurance activity and Third-party mortgage loan activity	$75,279	100.0%	$1,151	1.5%	$76,785	100.0%	$1,018	1.3%
Reinsurance activity	3,143		30		2,487		28
Third-party mortgage loan activity	5,792		177		6,514		147
Mortgage loans	$84,214		$1,358		$85,786		$1,193
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Chile at June 30, 2026. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, Texas and New York were 18%, 7% and 7%, respectively, of total commercial and agricultural mortgage loans at June 30, 2026. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 91% collateralized by properties located in the U.S., and the remaining 9% collateralized by properties located in Chile, at June 30, 2026. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 32%, 11% and 7%, respectively, of total residential mortgage loans at June 30, 2026.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	June 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,275	20.9%	$8,395	19.8%
Non-U.S.	6,729	17.0	7,076	16.7
Middle Atlantic	4,965	12.5	5,699	13.4
South Atlantic	4,918	12.4	5,205	12.3
West South Central	2,956	7.5	3,260	7.7
Mountain	2,318	5.8	2,348	5.5
New England	2,096	5.3	2,249	5.3
East North Central	1,145	2.9	1,185	2.8
East South Central	430	1.1	451	1.1
West North Central	398	1.0	401	0.9
Multi-Region and Other	5,402	13.6	6,137	14.5
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	$39,632	100.0%	$42,406	100.0%
Reinsurance activity	906		832
Third-party mortgage loan activity	5,410		6,162
Total amortized cost	$45,948		$49,400
Less: ACL	1,016		807
Carrying value, net of ACL	$44,932		$48,593
Property Type
Office (1)	$14,746	37.2%	$16,088	38.0%
Apartment (1)	7,641	19.3	7,669	18.1
Retail	5,980	15.1	6,013	14.2
Single Family Rental	3,538	8.9	4,221	9.9
Industrial (1)	3,345	8.4	3,611	8.5
Hotel	2,719	6.9	3,134	7.4
Warehouse Revolvers (1)	1,577	4.0	1,578	3.7
Other	86	0.2	92	0.2
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	39,632	100.0%	42,406	100.0%
Reinsurance activity	906		832
Third-party mortgage loan activity	5,410		6,162
Total amortized cost	$45,948		$49,400
Less: ACL	1,016		807
Carrying value, net of ACL	$44,932		$48,593
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

Credit Quality — Monitoring Process. We monitor our mortgage loan investments on an ongoing basis, including a review by credit quality indicator and by the performance indicators of current, past due, restructured and under foreclosure. See below for further information on mortgage loans by credit quality indicator. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for further information on mortgage loans by performance indicator.
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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 69% and 68% at June 30, 2026 and December 31, 2025, respectively, and our average DSCR was 2.1x at both June 30, 2026 and December 31, 2025. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 45% and 46% at June 30, 2026 and December 31, 2025, respectively. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $39.6 billion at amortized cost at June 30, 2026 by key credit quality indicators of LTV and DSCR was as follows:

	June 30, 2026
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	53.3%	1.3%	1.4%	56.0%
65% - 75%	12.7%	1.6%	1.3%	15.6%
76% - 80%	4.6%	0.1%	0.6%	5.3%
>80%	13.8%	4.9%	4.4%	23.1%
Total	84.4%	7.9%	7.7%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $18.5 billion at amortized cost at June 30, 2026 by the key credit quality indicator of LTV was as follows:

June 30, 2026
LTV	Total
<65%	92.0%
65% - 75%	6.8%
76% - 80%	0.2%
>80%	1.0%
Total	100.0%

Mortgage Loan ACL. Our ACL is established for both pools of loans with similar risk characteristics and for mortgage loan investments with dissimilar risk characteristics, such as collateral dependent loans, individually and on a loan specific basis. We record an allowance for expected lifetime credit loss in earnings within net investment gains (losses) in an amount that represents the portion of the amortized cost basis of mortgage loan investments that the Company does not expect to collect, resulting in mortgage loan investments being presented at the net amount expected to be collected.
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
The carrying value of our real estate investments was $12.9 billion and $13.4 billion at June 30, 2026 and December 31, 2025, respectively, or 2.7% and 2.8% of cash and invested assets at June 30, 2026 and December 31, 2025, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.7 billion unrealized gain position at June 30, 2026.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $193 million and $1 million for the six months ended June 30, 2026 and 2025, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments by income type, as well as income earned.
OLPI
OLPI are comprised of investments in private funds, including private equity funds. At June 30, 2026 and December 31, 2025, the carrying value of OLPI was $14.2 billion and $14.7 billion, respectively. OLPI were 3.0% and 3.1% of cash and invested assets at June 30, 2026 and December 31, 2025, respectively. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	June 30, 2026		December 31, 2025
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$7,491	42.9%	$7,020	43.4%
Company-owned life insurance policies (“COLI”)	1,866	10.7	1,832	11.3
Direct financing leases	1,343	7.7	1,333	8.2
Annuities funding structured settlement claims	1,246	7.1	1,244	7.7
Operating joint ventures	1,315	7.5	1,235	7.6
Federal Home Loan Bank of New York (“FHLBNY”) common stock	702	4.0	700	4.3
Tax credit and renewable energy partnerships	1,053	6.0	676	4.2
Funds withheld	461	2.6	478	3.0
Leveraged leases	294	1.7	365	2.3
Other	1,701	9.8	1,310	8.0
Total other invested assets, excluding Reinsurance activity	$17,472	100.0%	$16,193	100.0%
Reinsurance activity	203		139
Total other invested assets	$17,675		$16,332
Percentage of cash and invested assets, excluding Reinsurance activity	3.6%		3.4%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at June 30, 2026 and December 31, 2025. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and REJVs” and “— OLPI.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at June 30, 2026 and December 31, 2025.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and six months ended June 30, 2026 and 2025.
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
This discussion should be read in conjunction with the following sections included elsewhere herein for additional information regarding the topics noted below:

Notes to the Interim Condensed Consolidated Financial Statements:
Note	Topic
3	Acquisitions and dispositions
12	Subordinated debt securities issuance
13	Preferred stock, including the calculation and timing of dividend payments, and MetLife, Inc.’s common stock repurchase authorizations
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

Short-term Liquidity and Liquid Assets
At June 30, 2026 and December 31, 2025, our short-term liquidity position was $18.8 billion and $18.1 billion, respectively, while liquid assets were $182.7 billion and $184.5 billion, respectively.
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

	Six Months Ended June 30,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$4,915	$6,449
Net change in PABs	6,926	4,087
Net change in payables for collateral under securities loaned and other transactions	1,824	—
Long-term debt issued	65	713
Subordinated debt securities issued	1,000	1,000
Net change in notes issued by CFEs	306	—
Other, net	52	—
Effect of change in foreign currency exchange rates on cash and cash equivalents	—	295
Total sources	15,088	12,544
Uses:
Investing activities, net	14,326	6,303
Net change in payables for collateral under securities loaned and other transactions	—	118
Long-term debt repaid	217	558
Collateral financing arrangement repaid	66	38
Derivatives with certain financing elements and other derivative-related transactions, net	151	74
Net change in mortgage loan secured financing	656	338
Treasury stock acquired in connection with share repurchases	1,477	1,921
Dividends on preferred stock	76	97
Dividends on common stock	755	756
Other, net	—	231
Effect of change in foreign currency exchange rates on cash and cash equivalents	95	—
Total uses	17,819	10,434
Net increase (decrease) in cash and cash equivalents	$(2,731)	$2,110
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

Liquidity and Capital Sources and Uses
Liquidity and capital are provided by a variety of global funding sources, including: (i) preferred and common stock; (ii) short-term debt, which includes commercial paper; (iii) issuances of long-term debt and the collateral financing arrangement; (iv) PABs, which includes funding agreements; (v) credit and committed facilities; (vi) the facility agreement for senior debt issuances; (vii) a shelf registration statement, which permits the issuance of public debt, equity and hybrid securities, provides for automatic effectiveness upon filing and has no stated issuance capacity; and (viii) dispositions.
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
Credit and Committed Facilities
At June 30, 2026, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at June 30, 2026 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$304	$—	$2,696

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,874	2,423	—	451
Total Committed Facilities	$3,224	$2,773	$—	$451
Debt Outstanding
The following table summarizes our outstanding debt at:

	June 30, 2026	December 31, 2025
	(In millions)
Short-term debt (1)	$460	$355
Long-term debt (2)	$14,244	$14,467
Collateral financing arrangement	$286	$352
Subordinated debt securities (3)	$5,144	$4,155
__________________
(1)This is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $418 million and $411 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at June 30, 2026 and December 31, 2025, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in February 2026. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at June 30, 2026.
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
For the six months ended June 30, 2026 and 2025, MetLife, Inc. paid dividends on its preferred stock of $76 million and $97 million, respectively. For the six months ended June 30, 2026 and 2025, MetLife, Inc. paid dividends on its common stock of $755 million and $756 million, respectively.
See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements for information on a common stock repurchase authorization subsequent to June 30, 2026.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In Corporate & Other, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the six months ended June 30, 2026, general account surrenders and withdrawals from annuity products were $423 million. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at June 30, 2026, there were funding agreements totaling $122 million that could be put back to the Company.

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
Liquid Assets
At June 30, 2026 and December 31, 2025, MetLife holding companies had $3.4 billion and $3.6 billion, respectively, in liquid assets. Of these amounts, $2.6 billion and $2.0 billion were held by MetLife, Inc., and $812 million and $1.6 billion were held by other MetLife holding companies at June 30, 2026 and December 31, 2025, respectively.
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
Liquidity and Capital Sources and Uses
MetLife, Inc.’s primary sources of liquidity and capital are provided by a variety of global funding sources, including: (i) dividends from subsidiaries; (ii) issuances of long-term debt and the collateral financing arrangement; (iii) credit and committed facilities; and (iv) dispositions.
MetLife, Inc.’s primary uses of liquidity and capital include: (i) debt service; (ii) cash dividends on common and preferred stock; (iii) capital contributions to subsidiaries; (iv) repayments, repurchases and/or redemptions of common stock, preferred stock and debt; (v) payment of general operating expenses; (vi) support agreements; and (vii) acquisitions.
Additional details regarding certain of MetLife, Inc.’s primary sources of liquidity and capital are included in “— The Company — Liquidity and Capital Sources and Uses,” as well as the Notes to the Interim Condensed Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in the 2025 Annual Report referenced in “— Overview” and are further discussed below.
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
The table below sets forth the dividends permitted to be paid in 2026 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the six months ended June 30, 2026:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$1,363	$2,121
American Life Insurance Company	$1,333	$2,219
Metropolitan Tower Life Insurance Company	$—	$547
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
In addition to the amounts presented in the table above, for the six months ended June 30, 2026, MetLife, Inc. also received from certain other subsidiaries cash dividends totaling $152 million and cash returns of capital totaling $12 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	June 30, 2026	December 31, 2025
	(In millions)
Long-term debt — unaffiliated	$13,768	$13,999
Long-term debt — affiliated	$1,408	$1,451
Subordinated debt securities	$4,450	$3,461
Affiliated Capital and Lending Transactions
For the six months ended June 30, 2026 and 2025, MetLife, Inc. invested a net amount of $153 million and $28 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $255 million and $0 at June 30, 2026 and December 31, 2025, respectively. In March 2026, MetLife Services and Solutions, LLC (“MSS”) issued a $300 million short-term note to MetLife, Inc., bearing interest at the three-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus 1.24%. In June 2026, MSS repaid $60 million of the short-term note to MetLife, Inc. in cash.
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
Any financial measures shown on a constant currency basis reflect the impact of changes in foreign currency exchange rates and are calculated using the average foreign currency exchange rates for the current period and applied to the comparable prior period (“constant currency basis”).
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
Return on equity, allocated equity and related measures:
•Total MetLife, Inc.’s adjusted common stockholders’ equity: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, future policy benefits (“FPBs”) discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses), defined benefit plans adjustment components of accumulated other comprehensive income (loss) (“AOCI”) and the embedded derivatives related to funds withheld on ceded reinsurance (representing unrealized investment gains (losses) passed through to reinsurers), all net of income tax.
•Total MetLife, Inc.’s adjusted common stockholders’ equity, excluding total notable items: total MetLife, Inc.’s common stockholders’ equity, excluding unrealized investment gains (losses), net of related offsets, deferred gains (losses) on derivatives, FPBs discount rate remeasurement gains (losses), MRBs instrument-specific credit risk remeasurement gains (losses), defined benefit plans adjustment components of AOCI, the embedded derivatives related to funds withheld on ceded reinsurance (representing unrealized investment gains (losses) passed through to reinsurers) and total notable items, all net of income tax.
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
The above measures represent a level of equity that excludes most components of AOCI, such as unrealized investment gains (losses), net of related offsets, and FPBs discount rate remeasurement gains (losses), as well as the impact of certain ceded reinsurance-related embedded derivatives, as these amounts are primarily driven by market volatility.
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
Subsequent Events
See Note 20 of the Notes to the Interim Condensed Consolidated Financial Statements for information on an additional common stock repurchase authorization.

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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended June 30, 2026 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30, 2026	2,610,199	$74.52	2,610,199	$1,122,489,017
May 1 - May 31, 2026	3,406,311	$81.03	3,406,311	$846,489,489
June 1 - June 30, 2026	2,652,706	$84.44	2,652,706	$622,489,077
Total	8,669,216		8,669,216
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In April 2025, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At June 30, 2026, MetLife, Inc. had $622 million of common stock repurchases remaining under its authorization. Neither the authorization remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. On August 5, 2026, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. For more information on our common stock authorizations and common stock repurchases, including the excise tax payable in connection therewith, see Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2025 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended June 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Section 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC
ABO	Accumulated Benefit Obligations	Credit Facility	Unsecured revolving credit facility
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	CRO	Chief Risk Officer
ACL	Allowance For Credit Loss	C-ROSS	China Risk Oriented Solvency System
AD&D	Accidental Death and Dismemberment	CSRD	Corporate Sustainability Reporting Directive
AFS	Available-For-Sale	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
AI	Artificial Intelligence	DAC	Deferred Policy Acquisition Costs
ALM	Asset/Liability Management	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
Alt-A	Alternative Residential Mortgage Loans	Delaware Commissioner	Delaware Commissioner of Insurance
American Life	American Life Insurance Company	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AOCI	Accumulated Other Comprehensive Income (Loss)	DOL	U.S. Department of Labor
APBO	Accumulated Postretirement Benefit Obligation	DPL	Deferred Profit Liability
ASO	Administrative Services-Only	DSCR	Debt Service Coverage Ratios
ASU	Accounting Standards Update	EEA	European Economic Area
AUM	Assets Under Management	EMEA	Europe, the Middle East and Africa
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ERC	Enterprise Risk Committee
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	ERISA	Employee Retirement Income Security Act of 1974
CBIRC	The China Banking and Insurance Regulatory Commission	ERM	Enterprise Risk Management
CCPA	California Consumer Privacy Act	EU	European Union
CEO	Chief Executive Officer	EU AI Act	European Union’s Artificial Intelligence Act
CFEs	Collateralized Financing Entities	Exchange Act	Securities Exchange Act of 1934, as amended
CFO	Chief Financial Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFPB	Consumer Financial Protection Bureau	FASB	Financial Accounting Standards Board
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot	Chariot Holding Company, LP	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve Board	Board of Governors of the Federal Reserve System
CISO	Chief Information Security Officer	FHLBNY	Federal Home Loan Bank of New York
CLO Investments	CLO Fund Investments	FINRA	Financial Industry Regulatory Authority
CLOs	Collateralized Loan Obligations	FIO	Federal Insurance Office
CMBS	Commercial Mortgage-Backed Securities	Fitch	Fitch Ratings Inc.
COLI	Company-Owned Life Insurance Policies	FPBs	Future Policy Benefits
Committed Facilities	Credit Facility, as well as certain committed facilities	FSA	Financial Services Agency in Japan

FSB	Financial Stability Board	MRV	MetLife Reinsurance Company of Vermont
FSOC	Financial Stability Oversight Council	MSS	MetLife Services and Solutions, LLC
FVO	Fair Value Option	MTL	Metropolitan Tower Life Insurance Company
GAAP	Accounting principles generally accepted in the United States of America	NAIC	National Association of Insurance Commissioners
GCC	Group Capital Calculation	NAV	Net Asset Value
GDPR	General Data Protection Regulation	Nebraska Director	Director of the Nebraska Department of Insurance
GICs	Guaranteed Interest Contracts	NGEs	Non-Guaranteed Elements
GILTI	Global Intangible Low-Taxed Income	NIFO	Net investment in a foreign operation
GMABs	Guaranteed Minimum Accumulation Benefits	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
GMCR	Guaranteed Minimum Crediting Rates	NPR	Net Premium Ratio
GMDBs	Guaranteed Minimum Death Benefits	NQM	Nonqualified Residential Mortgage
GMIBs	Guaranteed Minimum Income Benefits	NRSRO	Nationally Recognized Statistical Rating Organizations
GMWBs	Guaranteed Minimum Withdrawal Benefits	NYDFS	New York State Department of Financial Services
GMXBs	Guaranteed Minimum Benefits	OCI	Other Comprehensive Income (Loss)
IAIGs	Internationally Active Insurance Groups	OLPI	Other Limited Partnership Interests
IAIS	International Association of Insurance Supervisors	OTC	Over-the-Counter
IBNP	Incurred But Not Paid	OTC-bilateral	Bilateral contracts between two counterparties
IBNR	Incurred But Not Reported	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
IMR	Interest Maintenance Reserve	PABs	Policyholder Account Balances
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	PBO	Projected Benefit Obligation
IRS	Internal Revenue Service	PCAOB	Public Company Accounting Oversight Board
LDTI	Long-Duration Targeted Improvements	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
LDTI Transition Date	January 1, 2021	PineBridge	PineBridge Investments
LIBOR	London Interbank Offered Rate	PTE	Prohibited Transaction Exemption
LTV	Loan-To-Value	RBC	Risk-Based Capital
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	RCC	Replacement Capital Covenant
MIM	MetLife Investment Management, the Company’s institutional asset management business	REJVs	Real Estate Joint Ventures
MLIC	Metropolitan Life Insurance Company	Retiree VEBA	U.S. Retiree Health and Welfare Benefit Obligations
Moody’s	Moody’s Investors Service, Inc.	RIS	Retirement and Income Solutions
MoRe	Missouri Reinsurance, Inc.	RMBS	Residential Mortgage-Backed Securities
MrB	MetLife Reinsurance Company of Bermuda, Ltd.	ROU	Right-of-Use
MRB	Market Risk Benefit	SCL	Special Considerations Letter
MRC	MetLife Reinsurance Company of Charleston	SEC	U.S. Securities and Exchange Commission
MrH	MetLife Reinsurance Company of Hamilton, Ltd.	Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders

Series A preferred stock	Non-Cumulative Preferred Stock, Series A	TRRs	Total Rate of Return Swaps
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	U.K.	United Kingdom
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	U.S.	United States
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
Series G preferred stock	3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	Unit-linked and FVO Securities	Contractholder-directed equity securities and FVO securities
SOFR	Secured Overnight Financing Rate	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
SSG	Structured Securities Group	UREV	Unearned Revenue
Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio	VIEs	Variable Interest Entities
Statutory Codification	Codification of Statutory Accounting Principles	VM	Valuation Manual
Structured Products	RMBS, ABS & CLO and CMBS	VOBA	Value of Business Acquired
Superintendent	New York Superintendent of Financial Services	VOCRA	Value of Customer Relationships Acquired
S&P	Standard & Poor’s Global Ratings	VODA	Value of Distribution Agreements
TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METLIFE, INC.

By:	/s/ Adrienne O’Neill
Name: Adrienne O’Neill Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: August 6, 2026