Form 10-Q
period 2026-09-30
METLIFE INC
filed 2026-11-06
CIK 1099219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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

At October 30, 2026, 628,442,143 shares of the registrant’s common stock were outstanding.

		Page
Part I — Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2026 and December 31, 2025 and for the Three Months and Nine Months Ended September 30, 2026 and 2025)
	Interim Condensed Consolidated Balance Sheets	4
	Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	5
	Interim Condensed Consolidated Statements of Equity	6
	Interim Condensed Consolidated Statements of Cash Flows	7
	Notes to the Interim Condensed Consolidated Financial Statements:
	Note 1 — Business, Basis of Presentation and Summary of Significant Accounting Policies	8
	Note 2 — Segment Information	9
	Note 3 — Acquisitions and Dispositions	15
	Note 4 — Future Policy Benefits	16
	Note 5 — Policyholder Account Balances	26
	Note 6 — Market Risk Benefits	35
	Note 7 — Separate Accounts	38
	Note 8 — Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue	42
	Note 9 — Investments	44
	Note 10 — Derivatives	61
	Note 11 — Fair Value	72
	Note 12 — Subordinated Debt Securities	87
	Note 13 — Equity	88
	Note 14 — Other Revenues and Other Expenses	93
	Note 15 — Employee Benefit Plans	94
	Note 16 — Income Tax	95
	Note 17 — Earnings Per Common Share	95
	Note 18 — Contingencies, Commitments and Guarantees	96
	Note 19 — Related Party Transactions	99
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	100
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	152
Item 4.	Controls and Procedures	153

Part II — Other Information
Item 1.	Legal Proceedings	154
Item 1A.	Risk Factors	154
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	154
Item 5.	Other Information	155
Item 6.	Exhibits	156

Glossary		157

Signatures		160

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

Part I — Financial Information
Item 1. Financial Statements
MetLife, Inc.
Interim Condensed Consolidated Balance Sheets
September 30, 2026 and December 31, 2025 (Unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Investments:
Fixed maturity securities available-for-sale, at estimated fair value (net of allowance for credit loss of $185 and $249, respectively); and amortized cost: $351,670 and $337,201, respectively	$310,441	$315,931
Equity securities, at estimated fair value	859	858
Contractholder-directed equity securities and fair value option securities, at estimated fair value (includes $2,381 and $1,751, respectively, relating to variable interest entities)	15,516	13,959
Mortgage loans (net of allowance for credit loss of $1,521 and $1,193, respectively; includes $65 and $35, respectively, of mortgage loans held-for-sale)	83,839	84,593
Policy loans	8,258	8,547
Real estate and real estate joint ventures (includes $386 and $378, respectively, under the fair value option; $270 and $132, respectively, of real estate held-for-sale; $425 and $302, respectively, relating to variable interest entities)	12,971	13,440
Other limited partnership interests	15,337	14,917
Short-term investments, principally at estimated fair value	7,879	3,601
Other invested assets (includes $1,559 and $1,698, respectively, of leveraged and direct financing leases; $651 and $560, respectively, relating to variable interest entities)	16,725	16,332
Total investments	471,825	472,178
Cash and cash equivalents, principally at estimated fair value (includes $310 and $96, respectively, relating to variable interest entities)	19,786	22,032
Accrued investment income	3,936	3,719
Premiums, reinsurance and other receivables (includes $29 and $0, respectively, relating to variable interest entities)	51,615	49,059
Market risk benefits, at estimated fair value	550	458
Deferred policy acquisition costs and value of business acquired	22,208	21,107
Current income tax recoverable (includes $31 and $0, respectively, relating to variable interest entities)	213	660
Deferred income tax asset	4,837	2,585
Goodwill	9,544	9,613
Other assets	11,134	11,822
Separate account assets	148,960	151,933
Total assets	$744,608	$745,166
Liabilities, Mezzanine Equity and Equity
Liabilities
Future policy benefits	$199,120	$208,855
Policyholder account balances	250,333	236,857
Market risk benefits, at estimated fair value	1,910	2,406
Other policy-related balances	20,947	20,070
Policyholder dividends payable	375	356
Payables for collateral under securities loaned and other transactions	18,500	17,115
Short-term debt (includes $109 and $117, respectively, relating to variable interest entities)	289	355
Long-term debt (includes $57 and $28, respectively, relating to variable interest entities)	14,301	14,467
Collateral financing arrangement	254	352
Subordinated debt securities	5,145	4,155
Notes issued by collateralized financing entities (includes all amounts: under the fair value option; and relating to variable interest entities)	1,940	1,206
Deferred income tax liability	301	536
Other liabilities (includes $286 and $167, respectively, relating to variable interest entities)	59,519	57,582
Separate account liabilities	148,960	151,933
Total liabilities	721,894	716,245
Contingencies, Commitments and Guarantees (Note 18)
Mezzanine Equity
Redeemable noncontrolling interests	195	241
Equity
MetLife, Inc.’s stockholders’ equity:
Preferred stock, par value $0.01 per share; $2,905 aggregate liquidation preference	—	—
Common stock, par value $0.01 per share; 3,000,000,000 shares authorized; 1,196,987,977 and 1,195,587,190 shares issued, respectively; 631,106,615 and 655,333,773 shares outstanding, respectively	12	12
Additional paid-in capital	32,964	32,858
Retained earnings	47,352	44,290
Treasury stock, at cost; 565,881,362 and 540,253,417 shares, respectively	(32,798)	(30,678)
Accumulated other comprehensive income (loss)	(25,304)	(18,084)
Total MetLife, Inc.’s stockholders’ equity	22,226	28,398
Noncontrolling interests	293	282
Total equity	22,519	28,680
Total liabilities, mezzanine equity and equity	$744,608	$745,166
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Premiums	$11,818	$10,555	$35,373	$33,088
Universal life and investment-type product policy fees	1,385	1,247	4,100	3,735
Net investment income	6,198	6,089	18,255	16,635
Other revenues	853	724	2,550	2,090
Net investment gains (losses)	(430)	(325)	(1,528)	(985)
Net derivative gains (losses)	698	(929)	—	(1,293)
Total revenues	20,522	17,361	58,750	53,270
Expenses
Policyholder benefits and claims	11,474	10,369	34,673	32,942
Policyholder liability remeasurement (gains) losses	138	(159)	143	(185)
Market risk benefit remeasurement (gains) losses	(320)	(263)	(470)	(241)
Interest credited to policyholder account balances	2,201	2,561	6,942	6,608
Policyholder dividends	136	134	385	424
Other expenses	3,893	3,509	11,535	10,178
Total expenses	17,522	16,151	53,208	49,726
Income (loss) before provision for income tax	3,000	1,210	5,542	3,544
Provision for income tax expense (benefit)	588	308	1,189	957
Net income (loss)	2,412	902	4,353	2,587
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	15	6	35	17
Net income (loss) attributable to MetLife, Inc.	2,397	896	4,318	2,570
Less: Preferred stock dividends	46	66	122	163
Preferred stock redemption premium	—	12	—	12
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,351	$818	$4,196	$2,395
Comprehensive income (loss)	$(4,161)	$3,197	$(2,867)	$7,282
Less: Comprehensive income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests, net of income tax	3	8	35	18
Comprehensive income (loss) attributable to MetLife, Inc.	$(4,164)	$3,189	$(2,902)	$7,264

Net income (loss) available to MetLife, Inc.’s common shareholders per common share:
Basic	$3.70	$1.23	$6.52	$3.56
Diluted	$3.67	$1.22	$6.48	$3.54

See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Equity
Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2025	$—	$12	$32,858	$44,290	$(30,678)	$(18,084)	$28,398	$282	$28,680
Treasury stock acquired in connection with share repurchases (includes $13 of excise tax)					(1,463)		(1,463)		(1,463)
Stock-based compensation			75				75		75
Dividends on preferred stock				(76)			(76)		(76)
Dividends on common stock (declared per share of $1.160)				(755)			(755)		(755)
Change in equity of noncontrolling interests							—	(14)	(14)
Net income (loss)				1,921			1,921	37	1,958
Other comprehensive income (loss), net of income tax						(659)	(659)	(5)	(664)
Balance at June 30, 2026	$—	$12	$32,933	$45,380	$(32,141)	$(18,743)	$27,441	$300	$27,741
Treasury stock acquired in connection with share repurchases (includes $7 of excise tax)					(657)		(657)		(657)
Stock-based compensation			31				31		31
Dividends on preferred stock				(46)			(46)		(46)
Dividends on common stock (declared per share of $0.593)				(379)			(379)		(379)
Change in equity of noncontrolling interests							—	(10)	(10)
Net income (loss)				2,397			2,397	3	2,400
Other comprehensive income (loss), net of income tax						(6,561)	(6,561)	—	(6,561)
Balance at September 30, 2026	$—	$12	$32,964	$47,352	$(32,798)	$(25,304)	$22,226	$293	$22,519

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Total MetLife, Inc.’s Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2024	$—	$12	$33,791	$42,626	$(27,798)	$(21,186)	$27,445	$258	$27,703
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025						(1,074)	(1,074)		(1,074)
Treasury stock acquired in connection with share repurchases (includes $18 of excise tax)					(1,939)		(1,939)		(1,939)
Stock-based compensation			31				31		31
Dividends on preferred stock				(97)			(97)		(97)
Dividends on common stock (declared per share of $1.113)				(756)			(756)		(756)
Change in equity of noncontrolling interests							—	(26)	(26)
Net income (loss)				1,674			1,674	11	1,685
Other comprehensive income (loss), net of income tax						2,401	2,401	(1)	2,400
Balance at June 30, 2025	$—	$12	$33,822	$43,447	$(29,737)	$(19,859)	$27,685	$242	$27,927
Redemption of preferred stock			(988)				(988)		(988)
Preferred stock redemption premium				(12)			(12)		(12)
Treasury stock acquired in connection with share repurchases (includes $5 of excise tax)					(507)		(507)		(507)
Stock-based compensation			21				21		21
Dividends on preferred stock				(66)			(66)		(66)
Dividends on common stock (declared per share of $0.568)				(378)			(378)		(378)
Change in equity of noncontrolling interests							—	(3)	(3)
Net income (loss)				896			896	6	902
Other comprehensive income (loss), net of income tax						2,293	2,293	2	2,295
Balance at September 30, 2025	$—	$12	$32,855	$43,887	$(30,244)	$(17,566)	$28,944	$247	$29,191
See accompanying notes to the interim condensed consolidated financial statements.

MetLife, Inc.
Interim Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2026 and 2025 (Unaudited)
(In millions)

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$6,915	$10,016
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities available-for-sale	57,423	42,928
Equity securities	192	96
Fair value option securities	334	—
Mortgage loans	11,741	9,248
Real estate and real estate joint ventures	874	246
Other limited partnership interests	940	669
Short-term investments	12,811	11,578
Purchases and originations of:
Fixed maturity securities available-for-sale	(68,820)	(55,250)
Equity securities	(202)	(62)
Fair value option securities	(939)	—
Mortgage loans	(11,773)	(6,252)
Real estate and real estate joint ventures	(617)	(555)
Other limited partnership interests	(1,578)	(921)
Short-term investments	(16,343)	(12,208)
Cash received in connection with freestanding derivatives	1,897	2,161
Cash paid in connection with freestanding derivatives	(3,850)	(3,164)
Purchases of investments in operating joint ventures	(48)	(216)
Net change in policy loans	302	14
Net change in other invested assets	(214)	454
Other, net	39	(87)
Net cash provided by (used in) investing activities	(17,831)	(11,321)
Cash flows from financing activities
Policyholder account balances - deposits	88,977	82,937
Policyholder account balances - withdrawals	(78,653)	(77,149)
Net change in payables for collateral under securities loaned and other transactions	1,400	(90)
Long-term debt issued	70	743
Long-term debt repaid	(237)	(609)
Collateral financing arrangement repaid	(98)	(78)
Subordinated debt securities issued	1,000	1,000
Derivatives with certain financing elements and other derivative-related transactions, net	(223)	(132)
Proceeds from mortgage loan secured financing	311	351
Repayments of mortgage loan secured financing	(1,091)	(877)
Proceeds from notes issued by collateralized financing entities	1,669	—
Repayments of notes issued by collateralized financing entities	(904)	—
Treasury stock acquired in connection with share repurchases	(2,128)	(2,423)
Redemption of preferred stock	—	(988)
Preferred stock redemption premium	—	(12)
Dividends on preferred stock	(122)	(163)
Dividends on common stock	(1,134)	(1,134)
Other, net	(33)	(215)
Net cash provided by (used in) financing activities	8,804	1,161
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	(134)	309
Change in cash and cash equivalents	(2,246)	165
Cash and cash equivalents, beginning of period	22,032	20,068
Cash and cash equivalents, end of period	$19,786	$20,233

Supplemental disclosures of cash flow information
Net cash paid (received) for:
Interest	$826	$754
Income tax	$1,024	$1,238
Non-cash transactions:
Fixed maturity securities available-for-sale received in connection with pension risk transfer transactions	$1,524	$—
Real estate and real estate joint ventures acquired in satisfaction of debt	$192	$257
Other invested assets received in connection with the sale of other limited partnership interests	$347	$20

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
ASUs not listed below were assessed and either determined to be not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or disclosures. ASUs issued but not yet adopted as of September 30, 2026 that are currently being assessed and may or may not have a material impact on the Company’s consolidated financial statements or disclosures are summarized in the table below.

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans	The key amendments include expanding the population of acquired financial assets that are accounted for using the gross-up approach by creating a new category of assets called purchased seasoned loans (“PSLs”), which will be accounted for using the gross-up approach. The day-1 expected credit losses on PSLs will be reflected as an adjustment to the amortized cost basis rather than an expense.	Effective for annual and interim periods beginning January 1, 2027, to be applied prospectively (with early adoption permitted).	The Company does not expect the adoption of the guidance to have a material impact on its consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software
The key amendments remove all references to prescriptive and sequential software development project stages and require that an entity capitalize software costs when both: (i) management has authorized and committed to funding the software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended.
		Effective for annual and interim periods beginning January 1, 2028, to be applied either prospectively, retrospectively, or using a modified transition approach (with early adoption permitted as of the beginning of an annual reporting period).	The Company is evaluating the impact of the guidance on its consolidated financial statements.
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying The Effective Date

The key amendments require disclosures in the notes to financial statements around employee compensation costs, depreciation, intangible asset amortization and certain other costs and expenses. Information on selling expenses is also required.
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
•Policyholder liability remeasurement (gains) losses excludes asymmetrical accounting associated with in-force reinsurance.
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
Set forth in the tables below is certain financial information with respect to the Company’s segments for the three months and nine months ended September 30, 2026 and 2025.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Three Months Ended September 30, 2026	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,833	$1,823	$1,271	$1,613	$712	$—
Universal life and investment-type product policy fees	229	127	449	425	108	—
Net investment income (1)	370	2,402	1,686	413	73	3
Other revenues	451	68	19	(15)	12	319

Expenses
Policyholder benefits and claims and policyholder dividends	5,010	2,685	1,069	1,524	346	—
Policyholder liability remeasurement (gains) losses	5	95	(1)	(13)	12	—
Interest credited to PABs	73	962	899	89	22	—
Other expenses:
Amortization of deferred policy acquisition costs (“DAC”), value of business acquired (“VOBA”) and negative VOBA	7	25	220	192	118	—
Interest expense on debt	1	2	—	4	—	1
Direct and allocated expenses	544	90	322	162	118	225
Other segment expenses (2)	583	55	98	178	147	12
Provision for income tax expense (benefit)	137	93	216	85	34	21
Adjusted earnings	$523	$413	$602	$215	$108	$63

Three Months Ended September 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$5,662	$1,045	$1,290	$1,288	$638	$—
Universal life and investment-type product policy fees	227	99	407	377	82	—
Net investment income (1)	356	2,189	1,374	416	66	1
Other revenues	417	70	20	(2)	7	238

Expenses
Policyholder benefits and claims and policyholder dividends	4,982	1,836	1,074	1,218	333	—
Policyholder liability remeasurement (gains) losses	(9)	(14)	(141)	(4)	3	—
Interest credited to PABs	73	888	804	92	21	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	7	19	207	149	85	—
Interest expense on debt	1	3	—	4	—	—
Direct and allocated expenses	502	88	303	147	111	153
Other segment expenses (2)	529	32	92	265	125	8
Provision for income tax expense (benefit)	121	110	212	60	28	20
Adjusted earnings	$456	$441	$540	$148	$87	$58

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
2. Segment Information (continued)

Nine Months Ended September 30, 2026	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$17,500	$5,622	$3,802	$4,596	$2,099	$—
Universal life and investment-type product policy fees	701	349	1,317	1,260	305	—
Net investment income (1)	1,079	6,873	4,522	1,409	207	10
Other revenues	1,363	206	56	(37)	31	950

Expenses
Policyholder benefits and claims and policyholder dividends	15,210	8,217	3,187	4,344	1,018	—
Policyholder liability remeasurement (gains) losses	1	78	(31)	(8)	10	—
Interest credited to PABs	212	2,753	2,594	275	64	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	27	72	645	551	325	—
Interest expense on debt	4	7	—	13	—	3
Direct and allocated expenses	1,613	269	919	491	360	694
Other segment expenses (2)	1,725	127	286	581	447	40
Provision for income tax expense (benefit)	386	286	588	269	92	56
Adjusted earnings	$1,465	$1,241	$1,509	$712	$326	$167

Nine Months Ended September 30, 2025	Group Benefits	RIS	Asia	Latin America	EMEA	MIM
	(In millions)
Revenues
Premiums	$17,226	$4,539	$3,828	$3,712	$1,846	$—
Universal life and investment-type product policy fees	700	305	1,212	1,088	244	—
Net investment income (1)	1,054	6,545	3,782	1,269	185	4
Other revenues	1,256	209	57	10	24	693

Expenses
Policyholder benefits and claims and policyholder dividends	15,326	7,001	3,162	3,525	919	—
Policyholder liability remeasurement (gains) losses	(31)	(28)	(164)	(7)	7	—
Interest credited to PABs	218	2,674	2,272	286	58	—
Other expenses:
Amortization of DAC, VOBA and negative VOBA	20	59	646	415	267	—
Interest expense on debt	3	10	—	12	—	—
Direct and allocated expenses	1,538	275	913	425	331	484
Other segment expenses (2)	1,609	91	275	607	365	26
Provision for income tax expense (benefit)	326	299	517	216	82	47
Adjusted earnings	$1,227	$1,217	$1,258	$600	$270	$140
______________
(1)The percentage of net investment income from equity method invested assets by segment was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Group Benefits	1%	1%	—%	1%
RIS	5%	10%	5%	6%
Asia	24%	19%	18%	14%
EMEA	1%	2%	1%	1%
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
The following table presents the reconciliation of certain financial measures used in calculating segment results to those used in calculating consolidated Company results:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Total segment adjusted earnings	$1,924	$1,730	$5,420	$4,712
Corporate & Other	(98)	(80)	(359)	(254)
Total consolidated adjusted earnings	1,826	1,650	5,061	4,458
Net investment gains (losses)	(430)	(325)	(1,528)	(985)
Net derivative gains (losses)	698	(929)	—	(1,293)
MRB remeasurement gains (losses)	320	263	470	241
Investment hedge adjustments	(72)	(100)	(326)	(305)
Depreciation of wholly-owned real estate and REJVs	(56)		(171)
Other	157	120	474	30
Provision for income tax (expense) benefit	(31)	223	373	441
Net income (loss)	$2,412	$902	$4,353	$2,587

Segment revenues:
Group Benefits	$6,883	$6,662	$20,643	$20,236
RIS	4,420	3,403	13,050	11,598
Asia	3,425	3,091	9,697	8,879
Latin America	2,436	2,079	7,228	6,079
EMEA	905	793	2,642	2,299
MIM (1)	322	239	960	697
Total segment revenues	18,391	16,267	54,220	49,788
Net investment gains (losses)	(430)	(325)	(1,528)	(985)
Net derivative gains (losses)	698	(929)	—	(1,293)
Investment hedge adjustments	(72)	(100)	(326)	(305)
Unit-linked investment income	125	580	805	851
Reinsurance activity	327	177	959	267
Corporate & Other revenue	1,516	1,634	4,444	4,861
Other	(33)	57	176	86
Total consolidated revenues	$20,522	$17,361	$58,750	$53,270
______________
(1)Includes intersegment asset management fees of $133 million and $397 million for the three months and nine months ended September 30, 2026, respectively, and $128 million and $387 million for the three months and nine months ended September 30, 2025, respectively, earned in connection with management of general account investments of the Company.
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
In the second quarter of 2026, the Company entered into a definitive agreement to sell its wholly-owned subsidiary, PJSC MetLife (“MetLife Ukraine”), which is reported in the EMEA segment. In connection with the anticipated disposal, an impairment loss of $65 million, net of income tax, was recorded for the nine months ended September 30, 2026, and is reflected in net investment gains (losses). The transaction is expected to close in 2027 and is subject to regulatory approvals and satisfaction of other closing conditions.
4. Future Policy Benefits
The Company establishes liabilities for amounts payable under insurance policies. These liabilities are comprised of traditional and limited-payment contracts and associated deferred profit liability (“DPL”), additional insurance liabilities, participating life and short-duration contracts.
The Company’s future policy benefits (“FPBs”) on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$73,518	$79,523
Asia:
Whole and term life & endowments	8,952	10,140
Accident & health	6,986	7,913
Latin America - Fixed annuities	12,133	12,336
Corporate & Other - Long-term care	13,764	15,224
Deferred Profit Liabilities:
RIS - Annuities	3,817	3,855
Asia:
Whole and term life & endowments	1,036	919
Accident & health	1,074	993
Latin America - Fixed annuities	527	562
Additional Insurance Liabilities:
Asia:
Variable life	1,048	1,074
Universal and variable universal life	332	330
Corporate & Other - Universal and variable universal life	2,833	2,713
Corporate & Other - Participating life	46,463	47,359
Other long-duration (1)	11,227	11,148
Short-duration and other	15,410	14,766
Total	$199,120	$208,855
______________
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

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions (1)	—	—
Effect of actual variances from expected experience (2)	(5)	(70)
Adjusted balance	(5)	(70)
Issuances	2,902	3,194
Net premiums collected	(2,897)	(3,124)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$79,842	$66,621

Balance, beginning of period, at original discount rate	$81,498	$69,643
Effect of changes in cash flow assumptions (1)	129	(79)
Effect of actual variances from expected experience (2)	(26)	(123)
Adjusted balance	81,601	69,441
Issuances	2,918	3,227
Interest accrual	2,919	2,516
Benefit payments	(5,897)	(4,978)
Effect of foreign currency translation	(22)	21
Ending balance at original discount rate	81,519	70,227
Effect of changes in discount rate assumptions	(7,458)	(1,146)
Balance, end of period, at current discount rate at balance sheet date	74,061	69,081

Cumulative amount of fair value hedging adjustments	(543)	(277)
Net liability for FPBs	73,518	68,804
Less: Reinsurance recoverables	11,135	7,468
Net liability for FPBs, net of reinsurance	$62,383	$61,336

Undiscounted - Expected future benefit payments	$146,509	$127,364
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$74,061	$69,081
Weighted-average duration of the liability	8 years	8 years
Weighted-average interest accretion (original locked-in) rate	4.9%	4.9%
Weighted-average current discount rate at balance sheet date	6.5%	5.3%
______________
(1)For the nine months ended September 30, 2026, the net effect of changes in cash flow assumptions was partially offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of ($45) million. For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $65 million.
(2)For the nine months ended September 30, 2025, the net effect of actual variances from expected experience was largely offset by the corresponding impact in DPL associated with the RIS segment’s annuity products of $43 million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
For the nine months ended September 30, 2026 and 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in assumptions related to mortality.
Significant Methodologies and Assumptions
The principal inputs used in the establishment of the FPB reserve for the RIS segment’s annuity products include actual premiums, actual benefits, in-force data, locked-in claim-related expenses, the locked-in interest accretion rate, the current upper-medium grade discount rate at the balance sheet date and best estimate mortality assumptions.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Asia
Whole and Term Life & Endowments
The Asia segment’s whole and term life & endowment products in Japan and Korea offer various life insurance coverages to customers. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$3,910	$4,023

Balance, beginning of period, at original discount rate	$4,337	$4,286
Effect of changes in cash flow assumptions (1)	21	26
Effect of actual variances from expected experience	(31)	(93)
Adjusted balance	4,327	4,219
Issuances	521	455
Interest accrual	71	61
Net premiums collected	(506)	(476)
Effect of foreign currency translation	40	237
Ending balance at original discount rate	4,453	4,496
Effect of changes in discount rate assumptions	(601)	(358)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(4)	(16)
Balance, end of period, at current discount rate at balance sheet date	$3,848	$4,122

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$14,050	$15,190

Balance, beginning of period, at original discount rate	$15,358	$15,252
Effect of changes in cash flow assumptions (1)	48	28
Effect of actual variances from expected experience	(5)	(107)
Adjusted balance	15,401	15,173
Issuances	522	455
Interest accrual	299	286
Benefit payments	(725)	(723)
Effect of foreign currency translation	235	877
Ending balance at original discount rate	15,732	16,068
Effect of changes in discount rate assumptions	(2,912)	(592)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(21)	1
Balance, end of period, at current discount rate at balance sheet date	12,799	15,477

Cumulative impact of flooring the future policyholder benefits reserve	1	—
Net liability for FPBs	8,952	11,355
Less: Amount due to reinsurer	(2)	(2)
Net liability for FPBs, net of reinsurance	$8,954	$11,357

Undiscounted:
Expected future gross premiums	$9,444	$9,376
Expected future benefit payments	$27,762	$27,226
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$7,259	$7,697
Expected future benefit payments	$12,799	$15,477
Weighted-average duration of the liability	15 years	17 years
Weighted-average interest accretion (original locked-in) rate	2.8%	2.7%
Weighted-average current discount rate at balance sheet date	4.8%	3.2%
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
(1)For the nine months ended September 30, 2026, the net effect of changes in cash flow assumptions was more than offset by the corresponding impact in DPL associated with the Asia segment’s whole and term life & endowment products of ($55) million.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Accident & Health
The Asia segment’s accident & health products in Japan and Korea offer various hospitalization, cancer, critical illness, disability, income protection and personal accident coverage. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$15,389	$17,203

Balance, beginning of period, at original discount rate	$18,243	$18,820
Effect of changes in cash flow assumptions	(8)	(95)
Effect of actual variances from expected experience	(75)	(277)
Adjusted balance	18,160	18,448
Issuances	611	929
Interest accrual	159	169
Net premiums collected	(1,285)	(1,397)
Effect of foreign currency translation and other, net	30	1,371
Ending balance at original discount rate	17,675	19,520
Effect of changes in discount rate assumptions	(3,808)	(2,462)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(20)	(107)
Balance, end of period, at current discount rate at balance sheet date	$13,847	$16,951

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$23,153	$26,565

Balance, beginning of period, at original discount rate	$32,942	$32,838
Effect of changes in cash flow assumptions	58	(186)
Effect of actual variances from expected experience	(73)	(310)
Adjusted balance	32,927	32,342
Issuances	610	928
Interest accrual	345	360
Benefit payments	(964)	(1,001)
Effect of foreign currency translation and other, net	156	2,220
Ending balance at original discount rate	33,074	34,849
Effect of changes in discount rate assumptions	(12,361)	(8,900)
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(74)	(379)
Balance, end of period, at current discount rate at balance sheet date	20,639	25,570

Cumulative impact of flooring the future policyholder benefits reserve	194	160
Net liability for FPBs	6,986	8,779
Less: Reinsurance recoverables	94	123
Net liability for FPBs, net of reinsurance	$6,892	$8,656

Undiscounted:
Expected future gross premiums	$35,909	$39,033
Expected future benefit payments	$44,177	$45,782
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$24,005	$29,343
Expected future benefit payments	$20,639	$25,570
Weighted-average duration of the liability	14 years	20 years
Weighted-average interest accretion (original locked-in) rate	1.7%	1.7%
Weighted-average current discount rate at balance sheet date	4.8%	3.4%
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
Latin America — Fixed Annuities
The Latin America segment’s fixed annuity products in Chile and Mexico include fixed income annuities that provide for asset distribution needs. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$—	$—

Balance, beginning of period, at original discount rate	$—	$—
Effect of changes in cash flow assumptions	—	—
Effect of actual variances from expected experience	—	—
Adjusted balance	—	—
Issuances	1,377	1,096
Interest accrual	4	7
Net premiums collected	(1,381)	(1,103)
Ending balance at original discount rate	—	—
Balance, end of period, at current discount rate at balance sheet date	$—	$—

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$12,336	$9,600

Balance, beginning of period, at original discount rate	$11,588	$9,133
Effect of changes in cash flow assumptions	(4)	5
Effect of actual variances from expected experience	(13)	(17)
Adjusted balance	11,571	9,121
Issuances	1,399	1,143
Interest accrual	322	274
Benefit payments	(730)	(595)
Inflation adjustment	397	274
Effect of foreign currency translation	(919)	333
Ending balance at original discount rate	12,040	10,550
Effect of changes in discount rate assumptions	107	545
Effect of foreign currency translation on the effect of changes in discount rate assumptions	(14)	13
Balance, end of period, at current discount rate at balance sheet date	12,133	11,108

Net liability for FPBs	$12,133	$11,108

Undiscounted - Expected future benefit payments	$17,684	$15,646
Discounted - Expected future benefit payments (at current discount rate at balance sheet date)	$12,133	$11,108
Weighted-average duration of the liability	10 years	10 years
Weighted-average interest accretion (original locked-in) rate	3.7%	3.7%
Weighted-average current discount rate at balance sheet date	3.3%	3.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)
Corporate & Other — Long-term Care
Corporate & Other’s long-term care products offer protection against potentially high costs of long-term health care services. Information regarding these products was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Present Value of Expected Net Premiums
Balance, beginning of period, at current discount rate at balance sheet date	$5,548	$5,475

Balance, beginning of period, at original discount rate	$5,515	$5,568
Effect of changes in cash flow assumptions	108	68
Effect of actual variances from expected experience	107	99
Adjusted balance	5,730	5,735
Interest accrual	212	212
Net premiums collected	(425)	(421)
Ending balance at original discount rate	5,517	5,526
Effect of changes in discount rate assumptions	(353)	57
Balance, end of period, at current discount rate at balance sheet date	$5,164	$5,583

Present Value of Expected FPBs
Balance, beginning of period, at current discount rate at balance sheet date	$20,772	$20,012

Balance, beginning of period, at original discount rate	$21,490	$21,024
Effect of changes in cash flow assumptions	115	66
Effect of actual variances from expected experience	165	149
Adjusted balance	21,770	21,239
Interest accrual	852	833
Benefit payments	(753)	(690)
Ending balance at original discount rate	21,869	21,382
Effect of changes in discount rate assumptions	(2,941)	(490)
Balance, end of period, at current discount rate at balance sheet date	18,928	20,892

Net liability for FPBs	$13,764	$15,309

Undiscounted:
Expected future gross premiums	$10,249	$10,462
Expected future benefit payments	$45,218	$44,833
Discounted (at current discount rate at balance sheet date):
Expected future gross premiums	$6,469	$7,059
Expected future benefit payments	$18,928	$20,892
Weighted-average duration of the liability	12 years	13 years
Weighted-average interest accretion (original locked-in) rate	5.4%	5.4%
Weighted-average current discount rate at balance sheet date	6.8%	5.6%
For the nine months ended September 30, 2026, the net effect of changes in cash flow assumptions was primarily driven by updates in policyholder behavior related to lapses and cost of care, as well as morbidity assumptions related to future incidence. This was substantially offset by updates in operational assumptions related to future premium rate increases and morbidity assumptions related to incurred but not reported development. For the nine months ended September 30, 2025, the net effect of changes in cash flow assumptions was primarily driven by updates in operational assumptions related to future premium rate increases, substantially offset by unfavorable morbidity and policyholder behavior related to lapses.
For the nine months ended September 30, 2026 and 2025, the net effect of actual variances from expected experience was primarily driven by unfavorable mortality and morbidity, partially offset by future premium rate increases.

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

	Nine Months Ended September 30,
	2026	2025	2026	2025
	Variable Life		Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$1,074	$1,108	$330	$355
Less: Accumulated other comprehensive income (loss) (“AOCI”) adjustment	—	—	32	10
Balance, beginning of period, before AOCI adjustment	1,074	1,108	298	345
Effect of changes in cash flow assumptions	(5)	(3)	(17)	(46)
Effect of actual variances from expected experience	(6)	(14)	(4)	(5)
Adjusted balance	1,063	1,091	277	294
Assessments accrual	(2)	(3)	(6)	(2)
Interest accrual	12	13	3	4
Excess benefits paid	(22)	(27)	—	—
Effect of foreign currency translation and other, net	(3)	72	—	22
Balance, end of period, before AOCI adjustment	1,048	1,146	274	318
Add: AOCI adjustment	—	—	58	32
Balance, end of period	$1,048	$1,146	$332	$350

Weighted-average duration of the liability	16 years	16 years	43 years	42 years
Weighted-average interest accretion rate	1.5%	1.6%	1.5%	1.6%
Corporate & Other — Universal and Variable Universal Life
Corporate & Other’s universal and variable universal life products provide a contract feature whereby the Company guarantees to the contractholder a secondary guarantee or a guaranteed paid-up benefit. Information regarding these additional insurance liabilities was as follows:

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
4. Future Policy Benefits (continued)

	Nine Months Ended September 30,
	2026	2025
	Universal and Variable Universal Life
	(Dollars in millions)
Balance, beginning of period	$2,713	$2,496
Less: AOCI adjustment	(13)	(17)
Balance, beginning of period, before AOCI adjustment	2,726	2,513
Effect of changes in cash flow assumptions	29	(8)
Effect of actual variances from expected experience	41	29
Adjusted balance	2,796	2,534
Assessments accrual	82	80
Interest accrual	112	103
Excess benefits paid	(139)	(106)
Balance, end of period, before AOCI adjustment	2,851	2,611
Add: AOCI adjustment	(18)	(13)
Balance, end of period	2,833	2,598
Less: Reinsurance recoverables	2,469	2,258
Balance, end of period, net of reinsurance	$364	$340

Weighted-average duration of the liability	14 years	14 years
Weighted-average interest accretion rate	5.5%	5.5%
The Company’s gross premiums or assessments and interest expense recognized in the interim condensed consolidated statements of operations and comprehensive income (loss) for long-duration contracts, excluding Corporate & Other’s participating life contracts, were as follows:

	Nine Months Ended September 30,
	2026		2025
	Gross Premiums or Assessments (1)	Interest Expense (2)	Gross Premiums or Assessments (1)	Interest Expense (2)
	(In millions)
Traditional and Limited-Payment Contracts:
RIS - Annuities	$3,038	$2,919	$3,236	$2,516
Asia:
Whole and term life & endowments	990	228	914	225
Accident & health	2,162	186	2,331	191
Latin America - Fixed annuities	1,381	318	1,103	267
Corporate & Other - Long-term care	537	640	539	621
Deferred Profit Liabilities:
RIS - Annuities	N/A	139	N/A	138
Asia:
Whole and term life & endowments	N/A	39	N/A	32
Accident & health	N/A	18	N/A	17
Latin America - Fixed annuities	N/A	16	N/A	15
Additional Insurance Liabilities:
Asia:
Variable life	180	12	114	13
Universal and variable universal life	39	3	17	4
Corporate & Other - Universal and variable universal life	442	112	465	103
Other long-duration	5,027	385	3,862	363
Total	$13,796	$5,015	$12,581	$4,505
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
Liabilities for Unpaid Claims and Claim Expenses
Rollforward of Claims and Claim Adjustment Expenses
Information regarding the liabilities for unpaid claims and claim adjustment expenses was as follows:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period	$17,130	$16,118
Less: Reinsurance recoverables	2,906	2,790
Net balance, beginning of period	14,224	13,328
Incurred related to:
Current period	21,764	22,050
Prior periods (1)	264	164
Total incurred	22,028	22,214
Paid related to:
Current period	(15,206)	(15,202)
Prior periods	(6,095)	(5,712)
Total paid	(21,301)	(20,914)
Net balance, end of period	14,951	14,628
Add: Reinsurance recoverables	3,146	2,974
Balance, end of period (included in FPBs and other policy-related balances)	$18,097	$17,602
__________________
(1)For the nine months ended September 30, 2026 and 2025, incurred claims and claim adjustment expenses associated with prior periods increased due to events incurred in prior periods but reported in the respective current period.
5. Policyholder Account Balances
The Company establishes liabilities for PABs, which are generally equal to the account value, and which include accrued interest credited, but exclude the impact of any applicable charge that may be incurred upon surrender.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Company’s PABs on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
Group Benefits - Life	$11,138	$11,005
RIS:
Capital markets investment products and stable value GICs	69,328	65,592
Annuities and risk solutions	30,719	26,406
Asia:
Universal and variable universal life	55,992	54,374
Fixed annuities	46,579	43,188
Corporate & Other:
Annuities	5,870	6,383
Life and other	6,917	7,109
Other	23,790	22,800
Total	$250,333	$236,857
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
Group Benefits
Life
The Group Benefits segment’s life PABs predominantly consist of retained asset accounts, universal life products, and the fixed account portion of variable life insurance products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$11,005	$7,632
Transfer (1)	—	3,773
Deposits	3,852	2,963
Policy charges	(499)	(504)
Surrenders and withdrawals	(3,421)	(2,976)
Benefit payments	(8)	(7)
Net transfers from (to) separate accounts	3	2
Interest credited	206	211
Balance, end of period	$11,138	$11,094

Weighted-average annual crediting rate	2.5%	2.5%

At period end:
Cash surrender value	$11,061	$11,026
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$268,851	$266,256
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
The Group Benefits segment’s life product account values by range of guaranteed minimum crediting rates (“GMCR”) and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$520	$96	$719	$4,580	$5,915
Equal to or greater than 2% but less than 4%	4,280	92	80	—	4,452
Equal to or greater than 4%	653	24	—	64	741
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	30
Total	$5,453	$212	$799	$4,644	$11,138

September 30, 2025
Equal to or greater than 0% but less than 2%	$489	$77	$774	$4,154	$5,494
Equal to or greater than 2% but less than 4%	4,645	98	60	—	4,803
Equal to or greater than 4%	683	25	3	52	763
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	34
Total	$5,817	$200	$837	$4,206	$11,094
RIS
Capital Markets Investment Products and Stable Value GICs
The RIS segment’s capital markets investment products and stable value GICs in PABs are investment-type products, mainly funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$65,592	$63,715
Deposits	65,109	62,374
Surrenders and withdrawals	(62,787)	(63,407)
Interest credited	1,848	1,811
Effect of foreign currency translation and other, net	(434)	1,559
Balance, end of period	$69,328	$66,052

Weighted-average annual crediting rate	3.7%	3.8%
Cash surrender value at period end	$1,802	$1,282

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The RIS segment’s capital markets investment products and stable value GICs account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,554	$2,554
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	66,774
Total	$—	$—	$—	$2,554	$69,328

September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$2,728	$2,728
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	63,324
Total	$—	$—	$—	$2,728	$66,052
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

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$26,406	$20,699
Transfer (1)	—	3,109
Deposits	5,321	2,935
Policy charges	(155)	(149)
Surrenders and withdrawals	(1,193)	(815)
Benefit payments	(968)	(859)
Net transfers from (to) separate accounts	6	42
Interest credited	877	749
Other	425	19
Balance, end of period	$30,719	$25,730

Weighted-average annual crediting rate	4.2%	4.1%

At period end:
Cash surrender value	$17,095	$13,240
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$46,762	$45,110
At annuitization or exercise of other living benefits	$16	$13
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
The RIS segment’s annuity and risk solutions account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$8	$5,130	$5,138
Equal to or greater than 2% but less than 4%	462	2,033	542	2,022	5,059
Equal to or greater than 4%	4,147	—	293	6	4,446
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	16,076
Total	$4,609	$2,033	$843	$7,158	$30,719

September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$8	$2,975	$2,983
Equal to or greater than 2% but less than 4%	377	2,368	586	1,235	4,566
Equal to or greater than 4%	4,343	11	423	7	4,784
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	13,397
Total	$4,720	$2,379	$1,017	$4,217	$25,730

Asia
Universal and Variable Universal Life
The Asia segment’s universal and variable universal life PABs in Japan primarily include interest sensitive whole life products. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$54,374	$50,801
Deposits	4,066	4,932
Policy charges	(673)	(754)
Surrenders and withdrawals	(2,715)	(2,076)
Benefit payments	(396)	(416)
Interest credited	1,321	1,221
Effect of foreign currency translation and other, net	15	958
Balance, end of period	$55,992	$54,666

Weighted-average annual crediting rate	3.2%	3.1%

At period end:
Cash surrender value	$48,487	$48,266
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$77,145	$85,131

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s universal and variable universal life account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$9,688	$11	$271	$2,230	$12,200
Equal to or greater than 2% but less than 4%	6,733	15,785	4,717	12,548	39,783
Equal to or greater than 4%	222	—	—	—	222
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	3,787
Total	$16,643	$15,796	$4,988	$14,778	$55,992

September 30, 2025
Equal to or greater than 0% but less than 2%	$10,438	$28	$248	$1,917	$12,631
Equal to or greater than 2% but less than 4%	7,399	16,017	4,994	11,535	39,945
Equal to or greater than 4%	230	—	—	—	230
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,860
Total	$18,067	$16,045	$5,242	$13,452	$54,666
Fixed Annuities
Information regarding the Asia segment’s fixed annuity PAB liability in Japan was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$43,188	$38,421
Deposits	5,493	5,590
Policy charges	(20)	(3)
Surrenders and withdrawals	(2,013)	(1,299)
Benefit payments	(1,445)	(1,402)
Interest credited	1,125	939
Effect of foreign currency translation and other, net	251	462
Balance, end of period	$46,579	$42,708

Weighted-average annual crediting rate	3.4%	3.1%

At period end:
Cash surrender value	$41,416	$38,919
Net amount at risk, excluding offsets from reinsurance:
In the event of death	$14	$2

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
The Asia segment’s fixed annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$251	$267	$3,552	$41,500	$45,570
Equal to or greater than 2% but less than 4%	—	3	—	—	3
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,006
Total	$251	$270	$3,552	$41,500	$46,579

September 30, 2025
Equal to or greater than 0% but less than 2%	$268	$426	$4,283	$36,573	$41,550
Equal to or greater than 2% but less than 4%	—	4	—	—	4
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	1,154
Total	$268	$430	$4,283	$36,573	$42,708
Corporate & Other
Annuities
Corporate & Other’s annuity PABs primarily include fixed deferred annuities, the fixed account portion of variable annuities, certain income annuities, and embedded derivatives related to equity-indexed annuities. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$6,383	$10,142
Transfer (1)	—	(3,109)
Deposits	78	87
Policy charges	(6)	(7)
Surrenders and withdrawals	(613)	(690)
Benefit payments	(205)	(239)
Net transfers from (to) separate accounts	84	199
Interest credited	147	160
Other	2	2
Balance, end of period	$5,870	$6,545

Weighted-average annual crediting rate	3.3%	3.2%

At period end:
Cash surrender value	$5,396	$6,025
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$2,332	$2,264
At annuitization or exercise of other living benefits	$746	$680
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Includes amounts for certain variable annuities recorded as PABs with the related guarantees recorded as MRBs, which are disclosed in “Corporate & Other – Annuities” in Note 6.
Corporate & Other’s annuity account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$32	$16	$457	$160	$665
Equal to or greater than 2% but less than 4%	2,430	1,387	229	34	4,080
Equal to or greater than 4%	631	168	4	—	803
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	322
Total	$3,093	$1,571	$690	$194	$5,870

September 30, 2025
Equal to or greater than 0% but less than 2%	$40	$10	$473	$161	$684
Equal to or greater than 2% but less than 4%	2,540	1,712	308	78	4,638
Equal to or greater than 4%	495	366	7	—	868
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	355
Total	$3,075	$2,088	$788	$239	$6,545

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Life and Other
Corporate & Other’s life and other PABs include universal life products, the fixed account portion of variable life insurance products and funding agreements. Information regarding this liability was as follows:

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Balance, beginning of period	$7,109	$11,132
Transfer (1)	—	(3,773)
Deposits	415	417
Policy charges	(482)	(501)
Surrenders and withdrawals	(250)	(232)
Benefit payments	(112)	(122)
Net transfers from (to) separate accounts	29	38
Interest credited	211	217
Other	(3)	2
Balance, end of period	$6,917	$7,178

Weighted-average annual crediting rate	4.1%	4.1%

At period end:
Cash surrender value	$6,395	$6,576
Net amount at risk, excluding offsets from reinsurance (2):
In the event of death	$58,264	$61,507
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the Group Benefits segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(2)Including offsets from reinsurance, the net amount at risk at September 30, 2026 and 2025 would be reduced by 98% and 99%, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
5. Policyholder Account Balances (continued)
Corporate & Other’s life and other products account values by range of GMCR and the related range of differences between rates being credited to policyholders and the respective guaranteed minimums were as follows at:

Range of GMCR	At GMCR	Greater than 0% but less than 0.50% above GMCR	Equal to or greater than 0.50% but less than 1.50% above GMCR	Equal to or greater than 1.50% above GMCR	Total Account Value
	(In millions)
September 30, 2026
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	361	166	581	137	1,245
Equal to or greater than 4%	4,619	379	1	20	5,019
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	653
Total	$4,980	$545	$582	$157	$6,917

September 30, 2025
Equal to or greater than 0% but less than 2%	$—	$—	$—	$—	$—
Equal to or greater than 2% but less than 4%	363	169	621	142	1,295
Equal to or greater than 4%	4,825	394	1	19	5,239
Products with either a fixed rate or no GMCR	N/A	N/A	N/A	N/A	644
Total	$5,188	$563	$622	$161	$7,178
6. Market Risk Benefits
The Company establishes assets and liabilities for variable annuity contract features which include a minimum benefit guarantee that provides to the contractholder a minimum return based on their initial deposit, less withdrawals. In some cases, the benefit base may be increased by additional deposits, bonus amounts, accruals or optional market value resets.
The Company’s MRB assets and MRB liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026			December 31, 2025
	Asset	Liability	Net Liability (Asset)	Asset	Liability	Net Liability (Asset)
	(In millions)
Corporate & Other - Annuities	$340	$1,618	$1,278	$258	$2,043	$1,785
Other	210	292	82	200	363	163
Total	$550	$1,910	$1,360	$458	$2,406	$1,948

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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$1,785	$2,069

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$1,665	$1,992
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	(191)
Attributed fees collected	218	238
Benefit payments	(73)	(69)
Effect of changes in interest rates	(556)	(39)
Effect of changes in capital markets	(276)	(394)
Effect of changes in equity index volatility	47	6
Actual policyholder behavior different from expected behavior	172	184
Effect of changes in future expected policyholder behavior and other assumptions	(9)	(15)
Effect of foreign currency translation and other, net	21	131
Effect of changes in risk margin	(66)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	1,143	1,842
Cumulative effect of changes in the instrument-specific credit risk	135	108
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	2
Balance, end of period	1,278	1,952
Less: Reinsurance recoverable	63	—
Balance, end of period, net of reinsurance	$1,215	$1,952

At period end:
Net amount at risk, excluding offsets from hedging and reinsurance (2):
In the event of death	$2,334	$2,268
At annuitization or exercise of other living benefits	$725	$652
Weighted-average attained age of contractholders:
In the event of death	73 years	72 years
At annuitization or exercise of other living benefits	72 years	71 years
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was ($165) million. See Note 1 for further information on the Strategic Reorganization.
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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Balance, beginning of period (1)	$163	$140

Balance, beginning of period, before effect of cumulative changes in the instrument-specific credit risk	$160	$126
Transfer, beginning of period, before effect of cumulative changes in the instrument-specific credit risk (1)	—	191
Attributed fees collected	47	46
Benefit payments	(13)	(14)
Effect of changes in interest rates	(116)	(51)
Effect of changes in capital markets	(41)	(59)
Effect of changes in equity index volatility	33	1
Actual policyholder behavior different from expected behavior	21	6
Effect of changes in future expected policyholder behavior and other assumptions	(3)	(4)
Effect of foreign currency translation and other, net	(5)	4
Effect of changes in risk margin	(6)	(1)
Balance, end of period, before the cumulative effect of changes in the instrument-specific credit risk	77	245
Cumulative effect of changes in the instrument-specific credit risk	5	(6)
Effect of foreign currency translation on the cumulative instrument-specific credit risk	—	2
Balance, end of period	82	241
Less: Reinsurance recoverable	8	12
Balance, end of period, net of reinsurance	$74	$229
__________________
(1)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. The transfer amount related to the balance at January 1, 2025 was $165 million. See Note 1 for further information on the Strategic Reorganization.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
Separate Account Liabilities
The Company’s separate account liabilities on the interim condensed consolidated balance sheets were as follows at:

	September 30, 2026	December 31, 2025
	(In millions)
RIS:
Stable value and risk solutions	$37,394	$38,925
Annuities	17,115	18,099
Latin America - Pensions	45,219	48,549
Corporate & Other - Annuities	18,095	19,621
Other	31,137	26,739
Total	$148,960	$151,933
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
The balances of and changes in separate account liabilities were as follows:

	RIS Stable Value and Risk Solutions	RIS Annuities	Latin America Pensions	Corporate & Other Annuities
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$38,925	$18,099	$48,549	$19,621
Premiums and deposits	2,030	176	5,953	52
Policy charges	(267)	(80)	(211)	(327)
Surrenders and withdrawals	(2,530)	(1,363)	(4,811)	(1,837)
Benefit payments	(241)	(32)	(1,836)	(331)
Investment performance	541	228	1,322	1,006
Net transfers from (to) general account	9	(14)	—	(85)
Effect of foreign currency translation and other, net (1)	(1,073)	101	(3,747)	(4)
Balance, end of period	$37,394	$17,115	$45,219	$18,095
Nine Months Ended September 30, 2025
Balance, beginning of period	$40,319	$11,001	$38,765	$27,829
Transfer, January 1 (2)	—	6,926	—	(6,926)
Premiums and deposits	2,992	197	5,197	49
Policy charges	(219)	(80)	(203)	(351)
Surrenders and withdrawals	(6,103)	(1,212)	(3,937)	(1,896)
Benefit payments	(112)	(30)	(1,375)	(314)
Investment performance	2,310	1,592	5,309	2,063
Net transfers from (to) general account	26	(69)	—	(200)
Effect of foreign currency translation and other, net (1)	(1,996)	25	1,316	(2)
Balance, end of period	$37,217	$18,350	$45,072	$20,252

Cash surrender value at September 30, 2026 (3)	$34,249	$6,847	$45,219	$17,974
Cash surrender value at September 30, 2025 (3)	$34,094	$7,098	$45,072	$20,134
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
7. Separate Accounts (continued)
(1)The effect of foreign currency translation and other, net, for RIS stable value and risk solutions primarily includes changes related to unsettled trades of mortgage-backed securities.
(2)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
(3)Cash surrender value represents the amount of the contractholders’ account balances distributable at the balance sheet date less policy loans and certain surrender charges.
Separate Account Assets
The Company’s aggregate fair value of assets, by major investment asset category, supporting separate account liabilities was as follows at:

	September 30, 2026
	Group Benefits	RIS	Asia	Latin America	EMEA	Corporate & Other	Total
	(In millions)
Fixed maturity securities:
Bonds:
Government and agency	$—	$8,008	$1,022	$10,120	$4,695	$—	$23,845
Public utilities	—	986	153	—	—	—	1,139
Municipals	—	319	22	—	—	—	341
Corporate bonds	—	7,362	926	7,706	389	—	16,383
Total bonds	—	16,675	2,123	17,826	5,084	—	41,708
Mortgage-backed securities	—	7,853	—	—	—	—	7,853
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	—	2,847	—	—	—	—	2,847
Redeemable preferred stock	—	7	195	—	—	—	202
Total fixed maturity securities	—	27,382	2,318	17,826	5,084	—	52,610
Equity securities	—	2,984	5,738	3,771	2,255	—	14,748
Mutual funds:
Bond funds	85	1,351	275	6,947	42	1,826	10,526
Equity funds	1,215	6,649	4,300	13,472	68	13,662	39,366
Balanced funds	87	103	—	—	—	3	193
Other	122	11,829	417	—	32	10,142	22,542
Total mutual funds	1,509	19,932	4,992	20,419	142	25,633	72,627
Other invested assets (1)	—	671	447	1,061	165	—	2,344
Total investments	1,509	50,969	13,495	43,077	7,646	25,633	142,329
Other assets	—	3,646	696	2,142	147	—	6,631
Total	$1,509	$54,615	$14,191	$45,219	$7,793	$25,633	$148,960
__________________
(1)Other invested assets for Latin America includes derivatives. These derivatives are primarily interest rate swaps and foreign currency forward contracts used to manage capital market risks within the pension funds on behalf of the participants and are not designated as hedging instruments. Changes in the estimated fair value of these derivatives are offset by corresponding changes in separate account liabilities, as the investment performance of the related separate account assets accrues to the participants, and therefore do not have a material impact on the Company’s net income. These derivatives are subject to master netting agreements, and any collateral posting requirements are managed by the general account and not included in the table above. The Company recorded cash collateral received of $294 million at September 30, 2026 in connection with these derivatives, with a corresponding payable recorded within other liabilities.

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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
8. Deferred Policy Acquisition Costs, Value of Business Acquired and Unearned Revenue
DAC and VOBA
Information regarding total DAC and VOBA by segment, as well as Corporate & Other, was as follows:

	Nine Months Ended September 30, 2026
	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance, beginning of period	$250	$785	$11,643	$2,343	$2,021	$2,691	$19,733
Capitalizations	16	260	1,387	724	480	17	2,884
Amortization	(27)	(72)	(617)	(518)	(320)	(145)	(1,699)
Effect of foreign currency translation and other, net	—	—	88	1	(58)	(2)	29
Balance, end of period	$239	$973	$12,501	$2,550	$2,123	$2,561	$20,947

VOBA:
Balance, beginning of period	$—	$10	$875	$393	$91	$5	$1,374
Amortization	—	(2)	(42)	(33)	(8)	(1)	(86)
Effect of foreign currency translation and other, net	—	—	(2)	(23)	(2)	—	(27)
Balance, end of period	$—	$8	$831	$337	$81	$4	$1,261

	Nine Months Ended September 30, 2025
	Group Benefits	RIS	Asia (1)	Latin America (2)	EMEA (2)	Corporate & Other (3)	Total
	(In millions)
DAC:
Balance, beginning of period	$250	$552	$10,785	$1,836	$1,664	$3,091	$18,178
Transfer, January 1 (4)	—	98	—	—	—	(98)	—
Capitalizations	19	133	1,204	551	413	17	2,337
Amortization	(20)	(57)	(613)	(385)	(260)	(160)	(1,495)
Effect of foreign currency translation and other, net	—	—	342	219	149	3	713
Balance, end of period	$249	$726	$11,718	$2,221	$1,966	$2,853	$19,733

VOBA:
Balance, beginning of period	$—	$13	$935	$393	$94	$14	$1,449
Amortization	—	(2)	(49)	(30)	(10)	(2)	(93)
Effect of foreign currency translation and other, net	—	—	60	18	8	—	86
Balance, end of period	$—	$11	$946	$381	$92	$12	$1,442

Total DAC and VOBA:
Balance at September 30, 2026							$22,208
Balance at September 30, 2025							$21,175
Balance at December 31, 2025							$21,107
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
(4)A product previously reported within the former MetLife Holdings segment was moved to the RIS segment as part of the Strategic Reorganization. Accordingly, the reported balances for the nine months ended September 30, 2025 have been updated to reflect this change. See Note 1 for further information on the Strategic Reorganization.
Unearned Revenue
Information regarding the Company’s unearned revenue primarily related to interest sensitive whole life, variable life and universal life products by segment, as well as Corporate & Other, included in other policy-related balances was as follows:

	Nine Months Ended September 30, 2026
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$23	$3,346	$997	$723	$73	$5,162
Deferrals	11	343	117	83	9	563
Amortization	(5)	(178)	(97)	(59)	(4)	(343)
Effect of foreign currency translation and other, net	—	34	(9)	(13)	—	12
Balance, end of period	$29	$3,545	$1,008	$734	$78	$5,394

	Nine Months Ended September 30, 2025
	RIS	Asia	Latin America	EMEA	Corporate & Other (1)	Total
	(In millions)
Balance, beginning of period	$27	$3,076	$841	$622	$69	$4,635
Deferrals	2	377	104	92	9	584
Amortization	(5)	(180)	(84)	(50)	(4)	(323)
Effect of foreign currency translation and other, net	—	32	102	45	—	179
Balance, end of period	$24	$3,305	$963	$709	$74	$5,075
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

	September 30, 2026					December 31, 2025
			Gross Unrealized		Estimated Fair Value			Gross Unrealized		Estimated Fair Value
Sector	Amortized Cost	Allowance for Credit Loss (“ACL”)	Gains	Losses		Amortized Cost	ACL	Gains	Losses
	(In millions)
U.S. corporate	$97,301	$(88)	$555	$11,395	$86,373	$92,855	$(138)	$1,899	$6,657	$87,959
Foreign corporate	65,398	(15)	1,261	6,420	60,224	62,606	(7)	2,443	4,453	60,589
RMBS	47,456	(1)	159	3,933	43,681	46,567	(1)	822	1,970	45,418
Foreign government	49,606	(56)	694	10,026	40,218	47,037	(57)	1,068	7,300	40,748
U.S. government and agency	41,058	—	69	8,586	32,541	42,877	—	303	5,658	37,522
ABS & CLO	28,607	—	119	875	27,851	23,028	(6)	246	371	22,897
Municipals	12,123	—	37	2,088	10,072	12,195	—	225	1,356	11,064
CMBS	10,121	(25)	28	643	9,481	10,036	(40)	131	393	9,734
Total fixed maturity securities AFS	$351,670	$(185)	$2,922	$43,966	$310,441	$337,201	$(249)	$7,137	$28,158	$315,931
Maturities of Fixed Maturity Securities AFS
The amortized cost, net of ACL, and estimated fair value of fixed maturity securities AFS, by contractual maturity date, were as follows at September 30, 2026:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Structured Products	Total Fixed Maturity Securities AFS
	(In millions)
Amortized cost, net of ACL	$11,348	$52,670	$60,643	$140,666	$86,158	$351,485
Estimated fair value	$11,468	$51,567	$57,325	$109,068	$81,013	$310,441
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

	September 30, 2026				December 31, 2025
	Less than 12 Months		Equal to or Greater than 12 Months		Less than 12 Months		Equal to or Greater than 12 Months
Sector & Credit Quality	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(Dollars in millions)
U.S. corporate	$40,702	$3,185	$31,209	$8,189	$8,564	$527	$37,884	$6,092
Foreign corporate	23,577	1,234	19,992	5,181	5,314	199	22,687	4,251
RMBS	29,337	1,516	9,665	2,417	3,848	69	12,983	1,902
Foreign government	14,565	1,387	17,071	8,637	9,716	652	16,214	6,646
U.S. government and agency	14,707	1,615	13,544	6,971	8,544	181	16,341	5,477
ABS & CLO	14,577	490	3,354	385	5,349	49	4,000	322
Municipals	4,651	420	4,562	1,668	1,000	79	5,147	1,277
CMBS	4,704	230	2,962	410	1,164	36	3,660	355
Total fixed maturity securities AFS	$146,820	$10,077	$102,359	$33,858	$43,499	$1,792	$118,916	$26,322
Investment grade	$142,451	$9,855	$100,152	$33,548	$41,743	$1,707	$116,021	$26,002
Below investment grade	4,369	222	2,207	310	1,756	85	2,895	320
Total fixed maturity securities AFS	$146,820	$10,077	$102,359	$33,858	$43,499	$1,792	$118,916	$26,322
Total number of securities in an unrealized loss position	12,598		9,224		5,489		9,850
Evaluation of Fixed Maturity Securities AFS for Credit Loss
Evaluation and Measurement Methodologies
See “Fixed Maturity Securities AFS — Evaluation of Fixed Maturity Securities AFS for Credit Loss — Evaluation and Measurement Methodologies” in Note 11 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report.
Evaluation of Fixed Maturity Securities AFS in an Unrealized Loss Position
Gross unrealized losses on securities without an ACL increased $15.8 billion for the nine months ended September 30, 2026 to $43.9 billion primarily due to an increase in interest rates.
As shown in the table above, most of the gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater at September 30, 2026, relate to investment grade securities. These unrealized losses are principally due to widening credit spreads since purchase and, with respect to fixed-rate securities, rising interest rates since purchase.
As of September 30, 2026, $310 million of gross unrealized losses on securities without an ACL that have been in a continuous gross unrealized loss position for 12 months or greater on below investment grade securities were concentrated in the consumer, communications, and transportation sectors within corporate securities and in foreign government securities. These unrealized losses are the result of significantly wider credit spreads resulting from higher risk premiums since purchase, largely due to economic and market uncertainty and, with respect to fixed-rate securities, rising interest rates since purchase.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
At September 30, 2026, the Company did not intend to sell its securities in an unrealized loss position without an ACL, and it was not more likely than not that the Company would be required to sell these securities before the anticipated recovery of the remaining amortized cost. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an ACL at September 30, 2026.
Future provisions for credit loss will depend primarily on economic fundamentals, issuer performance (including changes in the present value of future cash flows expected to be collected), changes in credit ratings and collateral valuation.
Rollforward of ACL for Fixed Maturity Securities AFS By Sector
The rollforward of ACL for fixed maturity securities AFS by sector was as follows:

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$108	$35	$56	$1	$—	$24	$224
ACL not previously recorded	—	—	—	—	—	—	—
Changes for securities with previously recorded ACL	5	—	—	—	—	1	6
Securities sold or exchanged	(25)	(20)	—	—	—	—	(45)
Balance, end of period	$88	$15	$56	$1	$—	$25	$185
Three Months Ended September 30, 2025
Balance, beginning of period	$62	$—	$57	$2	$5	$25	$151
ACL not previously recorded	66	—	—	—	—	—	66
Changes for securities with previously recorded ACL	25	—	—	—	1	5	31
Securities sold or exchanged	—	—	—	—	—	—	—
Balance, end of period	$153	$—	$57	$2	$6	$30	$248

	U.S. Corporate	Foreign Corporate	Foreign Government	RMBS	ABS & CLO	CMBS	Total
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$138	$7	$57	$1	$6	$40	$249
ACL not previously recorded	—	52	—	—	—	4	56
Changes for securities with previously recorded ACL	27	(4)	—	—	(1)	5	27
Securities sold or exchanged	(77)	(40)	(1)	—	(5)	(24)	(147)
Balance, end of period	$88	$15	$56	$1	$—	$25	$185
Nine Months Ended September 30, 2025
Balance, beginning of period	$59	$18	$57	$1	$9	$16	$160
ACL not previously recorded	82	—	—	1	—	7	90
Changes for securities with previously recorded ACL	38	(2)	—	—	—	7	43
Securities sold or exchanged	(26)	(16)	—	—	(3)	—	(45)
Balance, end of period	$153	$—	$57	$2	$6	$30	$248

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Equity Securities
The following table presents equity securities by security type:

	September 30, 2026			December 31, 2025
		Net Unrealized Gains (Losses) (1)	Estimated Fair Value		Net Unrealized Gains (Losses) (1)	Estimated Fair Value
Security Type	Cost			Cost
	(In millions)
Common stock (2)	$553	$221	$774	$498	$246	$744
Non-redeemable preferred stock	101	(16)	85	106	8	114
Total	$654	$205	$859	$604	$254	$858
__________________
(1)    Represents cumulative changes in estimated fair value, recognized in earnings.
(2)    Includes common stock, exchange-traded funds, certain mutual funds and certain real estate investment trusts.
Contractholder-Directed Equity Securities and FVO Securities
The following table presents these investments by asset type:

	September 30, 2026			December 31, 2025
Asset Type	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value	Cost or Amortized Cost	Net Unrealized Gains (Losses) (1)	Estimated Fair Value
	(In millions)
Contractholder-directed equity securities:
Equity securities	$3,129	$731	$3,860	$3,164	$855	$4,019
Series mutual funds and other securities	5,696	1,855	7,551	5,089	1,640	6,729
Total contractholder-directed equity securities	$8,825	$2,586	$11,411	$8,253	$2,495	$10,748
FVO securities:
Securities held by CFEs	$1,958	$(20)	$1,938	$1,283	$—	$1,283
General account and other securities	1,211	956	2,167	1,149	779	1,928
Total FVO securities:	$3,169	$936	$4,105	$2,432	$779	$3,211
Total	$11,994	$3,522	$15,516	$10,685	$3,274	$13,959
__________________
(1)Represents cumulative changes in estimated fair value, recognized in earnings.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Mortgage Loans
Mortgage Loans by Portfolio Segment
Mortgage loans are summarized as follows at:

	September 30, 2026		December 31, 2025
Portfolio Segment	Carrying Value (1)	% of Total	Carrying Value (1)	% of Total
	(Dollars in millions)
Commercial	$44,544	53.2%	$49,400	58.4%
Agricultural	19,858	23.7	19,551	23.1
Residential	20,893	24.9	16,800	19.9
Total amortized cost	85,295	101.8	85,751	101.4
ACL	(1,521)	(1.8)	(1,193)	(1.4)
Total mortgage loans held-for-investment	83,774	100.0	84,558	100.0
Mortgage loans held-for-sale	65	—	35	—
Total mortgage loans	$83,839	100.0%	$84,593	100.0%
__________________
(1)Includes certain mortgage loans originated for third parties of $5.7 billion and $6.5 billion at amortized cost, with the corresponding mortgage loan secured financing liability of $5.7 billion and $6.5 billion included in other liabilities on the consolidated balance sheet at September 30, 2026 and December 31, 2025, respectively.
The amount of net (discounts) premiums and deferred (fees) expenses, included within total amortized cost, primarily attributable to residential mortgage loans was ($692) million and ($789) million at September 30, 2026 and December 31, 2025, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at September 30, 2026 was $159 million, $187 million and $183 million, respectively. The accrued interest income for commercial, agricultural and residential mortgage loans at December 31, 2025 was $172 million, $206 million and $140 million, respectively. The accrued interest income related to mortgage loans is included in accrued investment income on the interim condensed consolidated balance sheets.
Purchases of mortgage loans, consisting primarily of residential mortgage loans, were $3.1 billion and $6.0 billion for the three months and nine months ended September 30, 2026, respectively, and $943 million and $2.7 billion for the three months and nine months ended September 30, 2025, respectively.
Sales of mortgage loans were $0 and $53 million for the three months and nine months ended September 30, 2026, respectively.
For the nine months ended September 30, 2025, the Company exchanged, as part of loan restructurings, commercial mortgage loans with an amortized cost of $174 million for equity interests in REJVs.
For the three months and nine months ended September 30, 2026, the Company acquired wholly-owned real estate by completing foreclosures on commercial mortgage loans with an amortized cost of $0 and $173 million, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Rollforward of ACL for Mortgage Loans by Portfolio Segment
The rollforward of ACL for mortgage loans, by portfolio segment, was as follows:

	Nine Months Ended September 30,
	2026				2025
	Commercial	Agricultural	Residential	Total	Commercial	Agricultural	Residential	Total
	(In millions)
Balance, beginning of period	$807	$115	$271	$1,193	$537	$84	$179	$800
Provision (release)	519	26	1	546	527	16	46	589
Charge-offs, net of recoveries	(199)	(15)	(4)	(218)	(120)	(8)	—	(128)
Balance, end of period	$1,127	$126	$268	$1,521	$944	$92	$225	$1,261
The gross charge-offs of mortgage loans by origination year and portfolio segment for the nine months ended September 30, 2026 were as follows:

Portfolio Segment	2026	2025	2024	2023	2022	Prior	Total
	(In millions)
Commercial	$—	$—	$—	$—	$24	$175	$199
Agricultural	—	—	2	—	3	10	15
Residential	—	—	1	1	1	1	4
Total	$—	$—	$3	$1	$28	$186	$218
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
These mortgage loan modifications are summarized as follows:

	Three Months Ended September 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$—	$—	$—	—	—	0%
Agricultural	—	—	—	—	—	0%
Total	$—	$—	$—

	Three Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$261	$—	$261	Less than one year	—	<1%
Agricultural	—	186	186	—	2 years	<1%
Total	$261	$186	$447

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)

	Nine Months Ended September 30,
	2026
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$250	$—	$250	2 years	—	<1%
Agricultural	—	—	—	—	—	0%
Total	$250	$—	$250

	Nine Months Ended September 30,
	2025
	Amortized Cost			Affected Loans (in Years)
Portfolio Segment	Maturity Extension	Payment Delay	Total	Weighted-Average Life Increase	Average Years Payment Deferral	% of Book Value
	(Dollars in millions)
Commercial	$850	$—	$850	4 years	—	1.7%
Agricultural	—	186	186	—	2 years	<1%
Total	$850	$186	$1,036
For the three months and nine months ended September 30, 2026 and 2025, all commercial mortgage loans modified within the past 12 months to borrowers experiencing financial difficulties and still outstanding were current.
Credit Quality of Mortgage Loans by Portfolio Segment
The amortized cost of commercial mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,775	$2,553	$2,917	$1,852	$2,072	$11,985	$1,425	$24,579	55.2%
65% to 75%	458	471	518	402	1,952	3,182	—	6,983	15.7
76% to 80%	1	151	—	118	497	2,167	—	2,934	6.6
Greater than 80%	3	135	192	—	708	9,010	—	10,048	22.5
Total	$2,237	$3,310	$3,627	$2,372	$5,229	$26,344	$1,425	$44,544	100.0%
DSCR:
> 1.20x	$1,947	$2,877	$3,122	$1,939	$4,276	$22,382	$1,425	$37,968	85.2%
1.00x - 1.20x	129	381	—	342	427	1,856	—	3,135	7.1
<1.00x	161	52	505	91	526	2,106	—	3,441	7.7
Total	$2,237	$3,310	$3,627	$2,372	$5,229	$26,344	$1,425	$44,544	100.0%

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
The amortized cost of agricultural mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
LTV ratios:
Less than 65%	$1,564	$1,296	$674	$1,062	$2,093	$10,387	$1,257	$18,333	92.3%
65% to 75%	52	120	47	78	283	596	54	1,230	6.2
76% to 80%	—	—	—	—	—	11	—	11	0.1
Greater than 80%	17	—	12	18	167	57	13	284	1.4
Total	$1,633	$1,416	$733	$1,158	$2,543	$11,051	$1,324	$19,858	100.0%
The amortized cost of residential mortgage loans by credit quality indicator and vintage year was as follows at September 30, 2026:

Credit Quality Indicator	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total	% of Total
	(Dollars in millions)
Performance indicators:
Performing	$4,033	$3,802	$1,871	$649	$2,015	$7,962	$—	$20,332	97.3%
Nonperforming (1)	13	55	77	54	82	280	—	561	2.7
Total	$4,046	$3,857	$1,948	$703	$2,097	$8,242	$—	$20,893	100.0%
__________________
(1)Includes residential mortgage loans in process of foreclosure with an amortized cost of $204 million and $186 million at September 30, 2026 and December 31, 2025, respectively.
Past Due and Nonaccrual Mortgage Loans
The Company has a high quality, well performing mortgage loan portfolio, with 98% of all mortgage loans classified as performing at both September 30, 2026 and December 31, 2025. The Company defines delinquency in a manner consistent with industry practice, when mortgage loans are past due more than two or more months, as applicable, by portfolio segment. The past due and nonaccrual mortgage loans at amortized cost, prior to ACL, by portfolio segment, were as follows:

	Past Due		Past Due and Still Accruing Interest		Nonaccrual
Portfolio Segment	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In millions)
Commercial	$844	$682	$—	$3	$1,543	$1,915
Agricultural	235	252	25	66	246	225
Residential	561	523	25	23	536	500
Total	$1,640	$1,457	$50	$92	$2,325	$2,640

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Real Estate and REJVs
The Company’s real estate investment portfolio is diversified by property type, geography and income stream, including income from operating leases, operating income and equity in earnings from equity method REJVs. Real estate investments, by income type, as well as income earned, were as follows at and for the periods indicated:

			Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Income Type	Carrying Value		Income
	(In millions)
Wholly-owned real estate:
Leased real estate	$4,221	$4,174	$98	$90	$289	$268
Other real estate	739	710	95	86	263	257
REJVs	8,011	8,556	70	10	185	107
Total real estate and REJVs	$12,971	$13,440	$263	$186	$737	$632
Depreciation expense on real estate investments was $31 million and $100 million for the three months and nine months ended September 30, 2026, respectively, and $30 million and $87 million for the three months and nine months ended September 30, 2025, respectively. Real estate investments were net of accumulated depreciation of $1.1 billion at both September 30, 2026 and December 31, 2025.
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
Other Invested Assets
Tax Equity Investments
The Company invests in certain tax equity investments, including low income housing tax credit partnerships and renewable energy partnerships. The carrying value of tax equity investments, reported in other invested assets on the interim condensed consolidated balance sheets, was $1.1 billion and $676 million at September 30, 2026 and December 31, 2025, respectively. For the three months and nine months ended September 30, 2026, income tax credits and other income tax benefits of $30 million and $87 million, respectively, and amortized expenses of $25 million and $74 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations. For the three months and nine months ended September 30, 2025, income tax credits and other income tax benefits of $38 million and $98 million, respectively, and amortized expenses of $30 million and $87 million, respectively, were recognized net as a component of income tax expense on the Company’s interim condensed consolidated statements of operations.
Cash Equivalents
Cash equivalents, which includes securities and other investments with an original or remaining maturity of three months or less at the time of purchase, was $8.2 billion and $11.5 billion, at estimated fair value, at September 30, 2026 and December 31, 2025, respectively.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Concentrations of Credit Risk
Investments in any counterparty that were greater than 10% of the Company’s equity, other than the U.S. government and its agencies, at estimated fair value, were in fixed income securities of the following foreign governments and their agencies:

	September 30, 2026	December 31, 2025
	(In millions)
Japan	$15,372	$16,265
South Korea	$5,207	$5,971
Mexico	$4,834	$4,190
Chile (1)	$2,346	N/A
__________________
(1)At December 31, 2025, investments in Chilean government and agency fixed income securities did not exceed 10% of the Company’s equity.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
Securities Lending Transactions and Repurchase Agreements
Securities, Collateral and Reinvestment Portfolio
Transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2026			December 31, 2025
	Securities (1)			Securities (1)
Agreement Type	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value	Estimated Fair Value	Cash Collateral Received from Counterparties (2)	Reinvestment Portfolio at Estimated Fair Value
	(In millions)
Securities lending	$12,812	$13,163	$13,059	$11,866	$12,198	$12,082
Repurchase agreements	$3,513	$3,475	$3,428	$3,002	$2,975	$2,948
__________________
(1)These securities were included within fixed maturity securities AFS, short-term investments and cash equivalents at both September 30, 2026 and December 31, 2025. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge these securities.
(2)The liability for cash collateral is included within payables for collateral under securities loaned and other transactions.
Contractual Maturities
Contractual maturities of transactions and agreements accounted for as secured borrowings were as follows:

	September 30, 2026					December 31, 2025
	Remaining Maturities					Remaining Maturities
Cash collateral liability by security type:	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total	Open (1)	1 Month or Less	Over 1 Month to 6 Months	Over 6 Months to 1 Year	Total
	(In millions)
Securities lending:
U.S. government and agency	$2,907	$5,327	$3,597	$—	$11,831	$1,986	$3,911	$4,880	$—	$10,777
Foreign government	—	813	185	—	998	—	755	355	—	1,110
Agency RMBS	—	253	81	—	334	—	311	—	—	311
Total	$2,907	$6,393	$3,863	$—	$13,163	$1,986	$4,977	$5,235	$—	$12,198
Repurchase agreements:
U.S. government and agency	$—	$3,475	$—	$—	$3,475	$—	$2,975	$—	$—	$2,975
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

	September 30, 2026	December 31, 2025
	(In millions)
Invested assets on deposit (regulatory deposits)	$1,524	$1,396
Invested assets held in trust (external reinsurance agreements) (1)	5,666	1,775
Invested assets pledged as collateral (2)	29,424	27,663
Total invested assets on deposit, held in trust and pledged as collateral	$36,614	$30,834
__________________
(1)Represents assets held in trust related to assumed third-party reinsurance agreements. Excludes assets held in trust related to reinsurance agreements between wholly-owned subsidiaries of $1.7 billion and $1.8 billion at September 30, 2026 and December 31, 2025, respectively.
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
See “— Securities Lending Transactions and Repurchase Agreements” for information regarding securities supporting securities lending transactions and repurchase agreements. In addition, the Company’s investment in Federal Home Loan Bank of New York common stock, included within other invested assets, which is considered restricted until redeemed by the issuer, was $702 million and $700 million at redemption value at September 30, 2026 and December 31, 2025, respectively.
The Company maintained invested assets and cash and cash equivalents that are subject to ceded reinsurance arrangements with third parties and joint ventures of $23.1 billion and $22.4 billion at September 30, 2026 and December 31, 2025, respectively, which includes cash and cash equivalents of $509 million and $1.2 billion at September 30, 2026 and December 31, 2025, respectively.
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

	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Instrument Type	Consolidated VIEs for which the Company is the Asset Manager		Other Consolidated VIEs
	(In millions)
FVO securities primarily held by CFEs	$1,953	$1,300	$—	$—
Contractholder-directed equity securities	428	451	—	—
Real estate and REJVs	235	81	190	221
Investment funds (1)	613	490	—	—
Renewable energy partnership (1)	—	—	38	45
Leases (1)	—	25	—	—
Cash and cash equivalents	298	90	12	6
Other	49	21	50	34
Total assets of consolidated VIEs	$3,576	$2,458	$290	$306
Short-term debt	$—	$—	$109	$117
Long-term debt	57	28	—	—
Notes issued by CFEs	1,940	1,206	—	—
Other liabilities	279	158	7	9
Total liabilities of consolidated VIEs	$2,276	$1,392	$116	$126
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
The Company also invests in or provides loans to other legal entities that are VIEs. These primarily include hedge funds, private equity funds and similar entities that are classified within OLPIs, REJVs, other invested assets, fixed maturity securities, FVO securities and mortgage loans. The Company’s maximum exposure to loss for these VIEs is limited to the carrying value of the equity investment plus any unfunded capital commitments. The carrying value of these investments was $26.3 billion and $24.6 billion at September 30, 2026 and December 31, 2025, respectively, and the Company’s unfunded commitments were $6.2 billion at both September 30, 2026 and December 31, 2025.

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
The Company did not provide financial or other support that it was not contractually obligated to provide to entities designated as VIEs for the nine months ended September 30, 2026 or 2025.
Net Investment Income
The composition of net investment income by asset type was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Asset Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS (1)	$4,079	$3,689	$12,073	$10,764
Equity securities	5	4	15	16
FVO securities	39	99	194	186
Mortgage loans (1)	1,098	1,112	3,274	3,355
Policy loans	106	115	323	335
Real estate and REJVs	263	186	737	632
OLPI (1)	621	428	1,217	772
Cash, cash equivalents and short-term investments (1)	238	259	679	763
Operating joint ventures	(16)	146	68	204
Other	183	(7)	487	332
Subtotal investment income	6,616	6,031	19,067	17,359
Less: Investment expenses	543	522	1,617	1,575
Subtotal, net	6,073	5,509	17,450	15,784
Unit-linked investments	125	580	805	851
Net investment income	$6,198	$6,089	$18,255	$16,635

Net Investment Income Information
Net realized and unrealized gains (losses) recognized in net investment income:
Net realized gains (losses) from sales and disposals (primarily FVO securities and Unit-linked investments)	$143	$92	$584	$237
Net unrealized gains (losses) from changes in estimated fair value (primarily FVO securities and Unit-linked investments)	(41)	514	224	677
Net realized and unrealized gains (losses) recognized in net investment income	$102	$606	$808	$914

Changes in estimated fair value subsequent to purchase of FVO securities and Unit-linked investments still held at the end of the respective periods and recognized in net investment income	$17	$572	$572	$803

Equity method investments net investment income (primarily REJVs, OLPI, tax credit and renewable energy partnerships and operating joint ventures)	$684	$620	$1,499	$1,125
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Instrument Type	2026	2025	2026	2025
	(In millions)
Fixed maturity securities AFS	$(331)	$(154)	$(773)	$(522)
Equity securities	(37)	17	(33)	50
FVO securities	(13)	—	(45)	—
Mortgage loans	(241)	(141)	(567)	(602)
Real estate and REJVs (excluding changes in estimated fair value)	13	47	(101)	50
OLPI (excluding changes in estimated fair value) (1)	(11)	4	(52)	24
Notes issued by CFEs	7	—	19	—
Other gains (losses)	1	(9)	(7)	(47)
Subtotal	(612)	(236)	(1,559)	(1,047)
Change in estimated fair value of OLPI and REJVs	2	(1)	6	(1)
Non-investment portfolio gains (losses)	180	(88)	25	63
Subtotal	182	(89)	31	62
Net investment gains (losses)	$(430)	$(325)	$(1,528)	$(985)

Transaction Type
Realized gains (losses) on investments sold or disposed (1)	$(345)	$22	$(825)	$(424)
Impairment (losses)	(21)	(16)	(217)	(23)
Recognized gains (losses):
Change in ACL recognized in earnings	(183)	(254)	(438)	(685)
Unrealized net gains (losses) recognized in earnings	(61)	11	(73)	84
Total recognized gains (losses)	(244)	(243)	(511)	(601)
Non-investment portfolio gains (losses)	180	(88)	25	63
Net investment gains (losses)	$(430)	$(325)	$(1,528)	$(985)

Net Investment Gains (Losses) Information
Changes in estimated fair value subsequent to purchase of equity securities still held at the end of the respective periods and recognized in net investment gains (losses)	$(30)	$14	$(26)	$51
Changes in estimated fair value subsequent to purchase of FVO securities still held at the end of the respective periods and recognized in net investment gains (losses)	$5	$—	$(25)	$—
Changes in estimated fair value subsequent to recognition of Notes issued by CFEs still outstanding at the end of the respective periods and recognized in net investment gains (losses)	$7	$—	$19	$—

Other gains (losses) include:
Gains (losses) on disposed investments which were previously in a qualified cash flow hedging relationship	$2	$(26)	$(13)	$(17)
Gains (losses) on leveraged leases and renewable energy partnerships	$9	$—	$29	$—

Foreign currency gains (losses)	$177	$(9)	$92	$136

Net Realized Investment Gains (Losses) From Sales and Disposals of Investments
Recognized in net investment gains (losses)	$(345)	$22	$(825)	$(424)
Recognized in net investment income	143	92	584	237
Net realized investment gains (losses) from sales and disposals of investments	$(202)	$114	$(241)	$(187)
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
9. Investments (continued)
(1)Includes a net loss of $51 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively, for private equity investments sold. For the nine months ended September 30, 2026 and 2025, the Company sold $745 million and $43 million, respectively, in portfolios of investments to funds for proceeds of $694 million and $41 million, respectively, in cash and receivables secured by the value of the respective funds. The Company has entered into agreements to serve as the asset manager of the funds for which it receives management fees.
Fixed Maturity Securities AFS and Equity Securities — Composition of Net Investment Gains (Losses)
The composition of net investment gains (losses) for these securities was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Fixed Maturity Securities AFS	2026	2025	2026	2025
	(In millions)
Proceeds	$9,071	$7,502	$31,592	$20,886
Gross investment gains	$79	$151	$330	$300
Gross investment (losses)	(444)	(208)	(1,163)	(730)
Realized gains (losses) on sales and disposals	(365)	(57)	(833)	(430)
Net credit loss (provision) release (change in ACL recognized in earnings)	35	(97)	64	(87)
Impairment (losses)	(1)	—	(4)	(5)
Net credit loss (provision) release and impairment (losses)	34	(97)	60	(92)
Net investment gains (losses)	$(331)	$(154)	$(773)	$(522)

Equity Securities
Realized gains (losses) on sales and disposals	$18	$6	$15	$(34)
Unrealized net gains (losses) recognized in earnings	(55)	11	(48)	84
Net investment gains (losses)	$(37)	$17	$(33)	$50
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
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Primary Risks Managed by Derivatives
The following table presents the primary underlying risk exposure, gross notional amount and estimated fair value of the Company’s derivatives, excluding embedded derivatives, held at:

		September 30, 2026			December 31, 2025
			Estimated Fair Value			Estimated Fair Value
	Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
		(In millions)
Derivatives Designated as Hedging Instruments:
Fair value hedges:
Interest rate swaps	Interest rate	$4,711	$838	$824	$4,924	$923	$706
Foreign currency swaps	Foreign currency exchange rate	5,378	42	64	1,607	33	22
Subtotal		10,089	880	888	6,531	956	728
Cash flow hedges:
Interest rate swaps	Interest rate	5,509	—	315	4,002	—	267
Interest rate forwards	Interest rate	3,808	—	1,137	4,389	16	1,049
Foreign currency swaps	Foreign currency exchange rate	45,745	1,927	1,728	47,097	2,358	2,184
Subtotal		55,062	1,927	3,180	55,488	2,374	3,500
Net investment in a foreign operation (“NIFO”) hedges:
Foreign currency forwards	Foreign currency exchange rate	762	18	6	1,052	32	10
Currency options	Foreign currency exchange rate	—	—	—	3,000	264	—
Subtotal		762	18	6	4,052	296	10
Total qualifying hedges		65,913	2,825	4,074	66,071	3,626	4,238
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate swaps	Interest rate	23,039	1,168	1,896	24,623	1,409	1,434
Interest rate floors	Interest rate	5,640	25	—	5,640	34	—
Interest rate caps	Interest rate	15,148	164	1	14,898	48	1
Interest rate futures	Interest rate	2,389	—	10	1,679	1	3
Interest rate options	Interest rate	22,066	276	216	23,820	155	130
Interest rate forwards	Interest rate	1,494	—	300	2,731	16	176
Synthetic GICs	Interest rate	52,360	—	—	52,664	—	—
Foreign currency swaps	Foreign currency exchange rate	11,748	949	169	10,210	1,167	175
Foreign currency forwards	Foreign currency exchange rate	14,721	193	399	15,694	85	1,012
Currency futures	Foreign currency exchange rate	296	1	—	292	—	1
Currency options	Foreign currency exchange rate	3,000	132	—	—	—	—
Credit default swaps — purchased	Credit	2,646	1	48	2,739	2	58
Credit default swaps — written	Credit	16,228	200	1	8,873	153	1
Equity futures	Equity market	979	3	3	1,380	5	2
Equity index options	Equity market	16,916	780	401	16,253	337	281
Equity variance swaps	Equity market	102	—	2	96	—	2
Equity total return swaps	Equity market	1,380	29	25	2,413	7	34
Longevity swaps	Longevity	1,000	—	—	1,000	—	—
Total non-designated or nonqualifying derivatives		191,152	3,921	3,471	185,005	3,419	3,310
Total		$257,065	$6,746	$7,545	$251,076	$7,045	$7,548

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
Included in the table above, the Company uses various over-the-counter (“OTC”) and exchange traded derivatives to hedge variable annuity guarantees. The table below presents the primary underlying risk exposure, gross notional amount and estimated fair value of the derivatives hedging variable annuity guarantees accounted for as MRBs:

	September 30, 2026			December 31, 2025
		Estimated Fair Value			Estimated Fair Value
Primary Underlying Risk Exposure	Gross Notional Amount	Assets	Liabilities	Gross Notional Amount	Assets	Liabilities
	(In millions)
Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate	$7,766	$10	$678	$8,450	$10	$524
Foreign currency exchange rate	213	6	1	328	2	9
Equity market	2,457	247	92	2,844	152	104
Total	$10,436	$263	$771	$11,622	$164	$637
The change in estimated fair values and earned income of derivatives hedging variable annuity guarantees, recorded in net derivative gains (losses), was ($209) million and ($329) million for the nine months ended September 30, 2026 and 2025, respectively.
Based on gross notional amounts, a substantial portion of the Company’s derivatives was not designated or did not qualify as part of a hedging relationship at either September 30, 2026 or December 31, 2025. The Company’s use of derivatives includes (i) derivatives that serve as macro hedges of the Company’s exposure to various risks and that generally do not qualify for hedge accounting due to the criteria required under the portfolio hedging rules, (ii) derivatives that economically hedge insurance liabilities that contain mortality or morbidity risk and that generally do not qualify for hedge accounting because the lack of these risks in the derivatives cannot support an expectation of a highly effective hedging relationship, (iii) derivatives that economically hedge MRBs that do not qualify for hedge accounting because the changes in estimated fair value of the MRBs are already recorded in net income, and (iv) written credit default swaps and interest rate swaps that are used to synthetically create investments and that do not qualify for hedge accounting because they do not involve a hedging relationship. For these nonqualified derivatives, changes in market factors can lead to the recognition of fair value changes on the statement of operations without an offsetting gain or loss recognized in earnings for the item being hedged.

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

	Three Months Ended September 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$1	$—	N/A	$(187)	$(74)	$—	N/A
Hedged items	(1)	—	N/A	182	73	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	15	(6)	N/A	—	2	—	N/A
Hedged items	(15)	5	N/A	—	(4)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	$(70)
Subtotal	—	(1)	N/A	(5)	(3)	—	(70)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(325)
Amount of gains (losses) reclassified from AOCI into income	—	2	$—	—	—	—	(2)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(194)
Amount of gains (losses) reclassified from AOCI into income	2	(71)	—	—	—	—	69
Foreign currency transaction gains (losses) on hedged items	—	85	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	2	16	—	—	—	—	(452)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(43)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(5)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(48)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(239)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(11)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	—	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(34)	N/A	N/A	N/A	N/A
Equity derivatives (1)	(6)	N/A	12	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	(43)	N/A	N/A	N/A	N/A
Subtotal	(6)	N/A	(315)	N/A	N/A	N/A	N/A
Earned income on derivatives	82	—	76	7	(35)	—	—
Synthetic GICs	N/A	N/A	19	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	916	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	2	N/A	N/A	N/A	N/A
Total	$78	$15	$698	$2	$(38)	$—	$(570)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Three Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$—	$—	N/A	$6	$2	$—	N/A
Hedged items	—	—	N/A	(10)	(2)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	2	(4)	N/A	—	(4)	—	N/A
Hedged items	(3)	3	N/A	—	3	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(2)	N/A	—	—	—	N/A
Subtotal	(1)	(3)	N/A	(4)	(1)	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(5)
Amount of gains (losses) reclassified from AOCI into income	4	(27)	$—	—	—	—	23
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	160
Amount of gains (losses) reclassified from AOCI into income	1	(133)	—	—	—	—	132
Foreign currency transaction gains (losses) on hedged items	—	136	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	5	(23)	—	—	—	—	309
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	89
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	6
Subtotal	N/A	—	N/A	N/A	N/A	N/A	95
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(195)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(248)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(7)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	5	N/A	N/A	N/A	N/A
Equity derivatives (1)	(23)	N/A	(379)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	31	N/A	N/A	N/A	N/A
Subtotal	(23)	N/A	(793)	N/A	N/A	N/A	N/A
Earned income on derivatives	16	—	108	1	(40)	—	—
Synthetic GICs	N/A	N/A	20	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(263)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(1)	N/A	N/A	N/A	N/A
Total	$(3)	$(26)	$(929)	$(3)	$(41)	$—	$404

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2026
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$2	$—	N/A	$(226)	$(115)	$—	N/A
Hedged items	(2)	—	N/A	212	113	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	69	(8)	N/A	—	(5)	—	N/A
Hedged items	(69)	6	N/A	—	6	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	—	N/A	—	—	—	$(93)
Subtotal	—	(2)	N/A	(14)	(1)	—	(93)
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(431)
Amount of gains (losses) reclassified from AOCI into income	2	(13)	$—	—	—	—	11
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(84)
Amount of gains (losses) reclassified from AOCI into income	3	(436)	—	—	—	—	433
Foreign currency transaction gains (losses) on hedged items	—	435	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	—	—	—	—	—	—
Subtotal	5	(14)	—	—	—	—	(71)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	65
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	4
Subtotal	N/A	—	N/A	N/A	N/A	N/A	69
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(533)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(392)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(1)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	(31)	N/A	N/A	N/A	N/A
Equity derivatives (1)	(38)	N/A	(519)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	48	N/A	N/A	N/A	N/A
Subtotal	(38)	N/A	(1,428)	N/A	N/A	N/A	N/A
Earned income on derivatives	165	—	353	21	(111)	—	—
Synthetic GICs	N/A	N/A	58	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	1,121	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	(104)	N/A	N/A	N/A	N/A
Total	$132	$(16)	$—	$7	$(112)	$—	$(95)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	Nine Months Ended September 30, 2025
	Net Investment Income	Net Investment Gains (Losses)	Net Derivative Gains (Losses)	Policyholder Benefits and Claims	Interest Credited to PABs	Other Expenses	OCI
	(In millions)
Gain (Loss) on Fair Value Hedges:
Interest rate derivatives:
Derivatives designated as hedging instruments (1)	$(1)	$—	N/A	$83	$55	$—	N/A
Hedged items	1	—	N/A	(97)	(54)	—	N/A
Foreign currency exchange rate derivatives:
Derivatives designated as hedging instruments (1)	(26)	9	N/A	—	119	—	N/A
Hedged items	24	(7)	N/A	—	(120)	—	N/A
Amount excluded from the assessment of hedge effectiveness	—	(6)	N/A	—	—	—	N/A
Subtotal	(2)	(4)	N/A	(14)	—	—	N/A
Gain (Loss) on Cash Flow Hedges:
Interest rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	$(127)
Amount of gains (losses) reclassified from AOCI into income	27	(18)	$—	—	—	—	(9)
Foreign currency exchange rate derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	(520)
Amount of gains (losses) reclassified from AOCI into income	4	1,313	—	—	—	—	(1,317)
Foreign currency transaction gains (losses) on hedged items	—	(1,313)	—	—	—	—	—
Credit derivatives: (1)
Amount of gains (losses) deferred in AOCI	N/A	N/A	N/A	N/A	N/A	N/A	—
Amount of gains (losses) reclassified from AOCI into income	—	1	—	—	—	—	(1)
Subtotal	31	(17)	—	—	—	—	(1,974)
Gain (Loss) on NIFO Hedges:
Foreign currency exchange rate derivatives (1)	N/A	—	N/A	N/A	N/A	N/A	(54)
Non-derivative hedging instruments	N/A	N/A	N/A	N/A	N/A	N/A	(17)
Subtotal	N/A	—	N/A	N/A	N/A	N/A	(71)
Gain (Loss) on Derivatives Not Designated or Not Qualifying as Hedging Instruments:
Interest rate derivatives (1)	—	N/A	(369)	N/A	N/A	N/A	N/A
Foreign currency exchange rate derivatives (1)	—	N/A	(320)	N/A	N/A	N/A	N/A
Credit derivatives — purchased (1)	—	N/A	(22)	N/A	N/A	N/A	N/A
Credit derivatives — written (1)	—	N/A	16	N/A	N/A	N/A	N/A
Equity derivatives (1)	(34)	N/A	(761)	N/A	N/A	N/A	N/A
Foreign currency transaction gains (losses) on hedged items	—	N/A	99	N/A	N/A	N/A	N/A
Subtotal	(34)	N/A	(1,357)	N/A	N/A	N/A	N/A
Earned income on derivatives	102	—	324	5	(114)	—	—
Synthetic GICs	N/A	N/A	60	N/A	N/A	N/A	N/A
Embedded derivatives - ceded reinsurance	N/A	N/A	(320)	N/A	N/A	N/A	N/A
Embedded derivatives - other	N/A	N/A	—	N/A	N/A	N/A	N/A
Total	$97	$(21)	$(1,293)	$(9)	$(114)	$—	$(2,045)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
The following table presents the balance sheet classification, carrying amount and cumulative fair value of hedging adjustments for items designated and qualifying as hedged items in fair value hedges:

	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Balance Sheet Line Item	Carrying Amount of the Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities) (1)
	(In millions)
Fixed maturity securities AFS	$4,981	$658	$—	$—
Mortgage loans	$29	$51	$(1)	$—
FPBs	$(2,124)	$(2,509)	$543	$319
PABs	$(2,294)	$(2,559)	$237	$(9)
__________________
(1)Includes ($51) million and ($67) million of hedging adjustments on discontinued hedging relationships at September 30, 2026 and December 31, 2025, respectively.
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
In certain instances, the Company discontinued cash flow hedge accounting because the forecasted transactions were no longer probable of occurring. Because certain of the forecasted transactions also were not probable of occurring within two months of the anticipated date, the Company reclassified amounts from AOCI into income. These amounts were ($10) million and ($19) million for the three months and nine months ended September 30, 2026, respectively, and $2 million and $16 million for the three months and nine months ended September 30, 2025, respectively.
At September 30, 2026 and December 31, 2025, the maximum length of time over which the Company was hedging its exposure to variability in future cash flows for forecasted transactions did not exceed two years and three years, respectively.
At both September 30, 2026 and December 31, 2025, the balance in AOCI associated with cash flow hedges was ($2.1) billion.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.
At September 30, 2026, the Company expected to reclassify ($113) million of deferred net gains (losses) on derivatives in AOCI to earnings within the next 12 months.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
At both September 30, 2026 and December 31, 2025, the cumulative foreign currency translation gain (loss) recorded in AOCI related to NIFO hedges was $1.2 billion. At September 30, 2026 and December 31, 2025, the carrying amount of debt designated as a non-derivative hedging instrument was $0 and $268 million, respectively.
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
The following table presents the estimated fair value, maximum amount of future payments and weighted average years to maturity of written credit default swaps at:

	September 30, 2026			December 31, 2025
Rating Agency Designation of Referenced Credit Obligations (1)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)	Estimated Fair Value of Credit Default Swaps	Maximum Amount of Future Payments under Credit Default Swaps	Weighted Average Years to Maturity (2)
	(Dollars in millions)
Aaa/Aa/A
Single name credit default swaps (3)	$1	$25	2.8	$1	$59	2.5
Credit default swaps referencing indices	21	3,775	0.6	44	3,777	1.4
Subtotal	22	3,800	0.7	45	3,836	1.4
Baa
Single name credit default swaps (3)	1	62	2.9	1	46	3.8
Credit default swaps referencing indices	157	12,041	5.2	95	4,807	4.6
Subtotal	158	12,103	5.2	96	4,853	4.6
Ba
Credit default swaps referencing indices	—	24	0.2	1	24	1.0
Subtotal	—	24	0.2	1	24	1.0
B
Single name credit default swaps (3)	—	3	0.2	—	16	0.6
Credit default swaps referencing indices	19	283	3.6	10	129	3.0
Subtotal	19	286	3.6	10	145	2.7
Caa
Credit default swaps referencing indices	—	15	0.2	—	15	1.0
Subtotal	—	15	0.2	—	15	1.0
Total	$199	$16,228	4.1	$152	$8,873	3.2
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
The estimated fair values of the Company’s net derivative assets and net derivative liabilities after the application of master netting agreements and collateral were as follows at:

	September 30, 2026		December 31, 2025
Derivatives Subject to a Master Netting Arrangement or a Similar Arrangement	Assets	Liabilities	Assets	Liabilities
	(In millions)
Gross estimated fair value of derivatives:
OTC-bilateral (1)	$6,692	$6,706	$7,053	$6,972
OTC-cleared (1)	193	813	119	569
Exchange-traded	4	13	6	6
Total gross estimated fair value of derivatives presented on the interim condensed consolidated balance sheets (1)	6,889	7,532	7,178	7,547
Gross amounts not offset on the interim condensed consolidated balance sheets:
Gross estimated fair value of derivatives: (2)
OTC-bilateral	(3,163)	(3,163)	(3,015)	(3,015)
OTC-cleared	(13)	(13)	(7)	(7)
Exchange-traded	(1)	(1)	—	—
Cash collateral: (3), (4)
OTC-bilateral	(1,617)	—	(1,808)	—
OTC-cleared	(178)	(796)	(105)	(555)
Exchange-traded	—	(4)	—	(1)
Securities collateral: (5)
OTC-bilateral	(1,754)	(3,521)	(2,211)	(3,945)
OTC-cleared	—	(4)	—	(6)
Exchange-traded	—	(8)	—	(5)
Net amount after application of master netting agreements and collateral	$163	$22	$32	$13
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)
(1)At September 30, 2026 and December 31, 2025, derivative assets included income (expense) accruals reported in accrued investment income or in other liabilities of $143 million and $133 million, respectively, and derivative liabilities included (income) expense accruals reported in accrued investment income or in other liabilities of ($13) million and ($1) million, respectively.
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
(4)The receivable for the return of cash collateral provided by the Company is inclusive of initial margin on exchange-traded and OTC-cleared derivatives and is included in premiums, reinsurance and other receivables on the balance sheet. The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. At September 30, 2026 and December 31, 2025, the Company received excess cash collateral of $67 million and $29 million, respectively, and provided excess cash collateral of $72 million and $68 million, respectively, which are not included in the table above due to the foregoing limitation.
(5)Securities collateral received by the Company is held in separate custodial accounts and is not recorded on the balance sheet. Subject to certain constraints, the Company is permitted by contract to sell or re-pledge this collateral, but at September 30, 2026, none of the collateral had been sold and $153 million was re-pledged. Securities collateral pledged by the Company is reported in fixed maturity securities AFS on the balance sheet. Subject to certain constraints, the counterparties are permitted by contract to sell or re-pledge this collateral. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2026 and December 31, 2025, the Company received excess securities collateral with an estimated fair value of $284 million and $381 million, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At both September 30, 2026 and December 31, 2025, the Company provided excess securities collateral with an estimated fair value of $1.3 billion for its OTC-bilateral derivatives, $746 million and $751 million, respectively, for its OTC-cleared derivatives, and $227 million and $215 million, respectively, for its exchange-traded derivatives, which are not included in the table above due to the foregoing limitation.
The Company’s collateral arrangements for its OTC-bilateral derivatives generally require the counterparty in a net liability position, after considering the effect of netting agreements, to pledge collateral when the collateral amount owed by that counterparty reaches a minimum transfer amount. A small number of these arrangements also contain credit-contingent provisions that include a threshold below which collateral does not need to be posted. Such agreements provide for a reduction of these thresholds (on a sliding scale that converges toward zero) in the event of downgrades in the financial strength or credit ratings of the Company and/or the counterparty (or its guarantor, as applicable). At September 30, 2026, the amount of collateral not provided by the Company due to the existence of these thresholds was $15 million.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
10. Derivatives (continued)

	September 30, 2026			December 31, 2025
	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total	Derivatives Subject to Credit- Contingent Provisions	Derivatives Not Subject to Credit- Contingent Provisions	Total
	(In millions)
Estimated fair value of derivatives in a net liability position	$3,542	$1	$3,543	$3,946	$11	$3,957
Estimated fair value of collateral provided:
Fixed maturity securities AFS	$4,356	$—	$4,356	$4,661	$11	$4,672
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
The following table presents the estimated fair value and balance sheet location of the Company’s embedded derivatives that have been separated from their host contracts at:

	Balance Sheet Location	September 30, 2026	December 31, 2025
		(In millions)
Embedded derivatives within liability host contracts:
Funds withheld on ceded reinsurance (1)	Other liabilities	$(1,185)	$(10)
Fixed annuities with equity indexed returns	PABs	546	67
Total		$(639)	$57
__________________
(1)Includes ($619) million and $81 million at September 30, 2026 and December 31, 2025, respectively, related to Chariot Reinsurance, Ltd. (“Chariot Re”). See Note 19 for additional related party transactions.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	September 30, 2026
	Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Fixed maturity securities AFS:
U.S. corporate	$—	$72,523	$13,850	$86,373
Foreign corporate	—	43,189	17,035	60,224
RMBS	—	42,789	892	43,681
Foreign government	—	40,058	160	40,218
U.S. government and agency	15,251	17,290	—	32,541
ABS & CLO	—	26,526	1,325	27,851
Municipals	—	9,924	148	10,072
CMBS	—	9,134	347	9,481
Total fixed maturity securities AFS	15,251	261,433	33,757	310,441
Equity securities	422	132	305	859
Contractholder-directed equity securities and FVO securities:
Contractholder-directed equity securities	7,954	2,942	515	11,411
FVO securities	638	1,973	1,494	4,105
Total contractholder-directed equity securities and FVO securities:	8,592	4,915	2,009	15,516
Short-term investments (1)	6,277	1,313	27	7,617
Other investments	54	—	1,227	1,281
Derivative assets: (2)
Interest rate	—	2,471	—	2,471
Foreign currency exchange rate	1	3,240	21	3,262
Credit	—	201	—	201
Equity market	3	809	—	812
Total derivative assets	4	6,721	21	6,746
MRBs	—	—	550	550
Reinsured MRBs (3)	—	—	71	71
Separate account assets (4)	76,126	72,049	785	148,960
Total assets (5)	$106,726	$346,563	$38,752	$492,041
Liabilities
Derivative liabilities: (2)
Interest rate	$10	$4,689	$—	$4,699
Foreign currency exchange rate	—	2,352	14	2,366
Credit	—	49	—	49
Equity market	3	415	13	431
Total derivative liabilities	13	7,505	27	7,545
Embedded derivatives within liability host contracts (6)	—	—	(639)	(639)
Notes issued by CFEs	—	—	1,940	1,940
MRBs	—	—	1,910	1,910
Total liabilities	$13	$7,505	$3,238	$10,756

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
(5)Total assets included in the fair value hierarchy exclude OLPI that are measured at estimated fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient. The estimated fair value of such investments was $35 million and $41 million at September 30, 2026 and December 31, 2025, respectively.
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

					September 30, 2026				December 31, 2025				Impact of Increase in Input on Estimated Fair Value (2)
	Valuation Techniques		Significant Unobservable Inputs		Range			Weighted Average (1)	Range			Weighted Average (1)
Fixed maturity securities AFS (3)
U.S. corporate and foreign corporate	•	Matrix pricing	•	Offered quotes (4)	—	-	115	90	32	-	127	94	Increase
	•	Market pricing	•	Quoted prices (4)	—	-	113	94	—	-	100	91	Increase
	•	Consensus pricing	•	Offered quotes (4)	81	-	100	87	—	-	101	92	Increase
RMBS	•	Market pricing	•	Quoted prices (4)	30	-	110	93	33	-	114	96	Increase (5)
ABS & CLO	•	Market pricing	•	Quoted prices (4)	—	-	204	100	3	-	142	101	Increase (5)
Derivatives
Foreign currency exchange rate	•	Present value techniques	•	Swap yield (6)	95	-	276	271	154	-	203	202	Increase (7)
MRBs and Reinsured MRBs
Direct, assumed and ceded guaranteed minimum benefits	•	Option pricing techniques	•	Mortality rates:
				Ages 0 - 40	0%	-	0.15%	0.05%	0%	-	0.15%	0.05%	(8)
				Ages 41 - 60	0.04%	-	0.79%	0.23%	0.04%	-	0.79%	0.22%	(8)
				Ages 61 - 115	0.16%	-	100%	1.43%	0%	-	100%	1.23%	(8)
			•	Lapse rates:
				Durations 1 - 10	0.15%	-	20.10%	13.88%	0.15%	-	20.10%	13.37%	Decrease (9)
				Durations 11 - 20	0.39%	-	15%	7.87%	0.38%	-	15%	8.17%	Decrease (9)
				Durations 21 - 116	0.39%	-	15%	8.07%	0.38%	-	15%	7.48%	Decrease (9)
			•	Utilization rates	0.20%	-	13.78%	0.52%	0.20%	-	16.25%	0.54%	Increase (10)
			•	Withdrawal rates	0%	-	20%	5.04%	0%	-	20%	4.92%	(11)
			•	Long-term equity volatilities	14.29%	-	22.56%	19.10%	14.29%	-	22.49%	18.96%	Increase (12)
			•	Nonperformance risk spread	0.12%	-	1.66%	0.65%	0.10%	-	1.41%	0.58%	Decrease (13)
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The following tables summarize the change of all assets (liabilities) measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3), excluding MRBs (see Note 6):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Contractholder-directed Equity Securities and FVO Securities
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$32,220	$57	$3,468	$—	$347	$1,868
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	8	1	(2)	—	(12)	(26)
Total realized/unrealized gains (losses) included in AOCI	(1,439)	3	(63)	—	—	—
Purchases (3)	1,319	24	1,054	148	5	259
Sales (3)	(1,162)	(2)	(148)	—	(36)	(174)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	18	82	156	—	1	200
Transfers out of Level 3 (4)	(79)	(5)	(1,901)	—	—	(118)
Balance, end of period	$30,885	$160	$2,564	$148	$305	$2,009
Three Months Ended September 30, 2025
Balance, beginning of period	$28,637	$56	$3,700	$—	$252	$1,265
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(33)	—	1	—	(13)	72
Total realized/unrealized gains (losses) included in AOCI	177	—	20	—	—	—
Purchases (3)	1,285	2	1,577	—	15	93
Sales (3)	(842)	(5)	(701)	—	(22)	(89)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	287	—	33	—	—	6
Transfers out of Level 3 (4)	(95)	—	(492)	—	—	—
Balance, end of period	$29,416	$53	$4,138	$—	$232	$1,347
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$3	$—	$(1)	$—	$(15)	$9
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(33)	$—	$2	$—	$2	$72
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$(1,468)	$3	$(2)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$182	$(1)	$19	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Three Months Ended September 30, 2026
Balance, beginning of period	$62	$1,185	$18	$(168)	$774	$(1,497)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(1)	7	(21)	957	(4)	7
Total realized/unrealized gains (losses) included in AOCI	—	—	(1)	—	—	—
Purchases (3)	15	35	—	—	38	—
Sales (3)	(49)	—	—	—	(20)	—
Issuances (3)	—	—	—	(164)	—	(453)
Settlements (3)	—	—	—	14	—	3
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	—	—	(2)	—	(3)	—
Balance, end of period	$27	$1,227	$(6)	$639	$785	$(1,940)
Three Months Ended September 30, 2025
Balance, beginning of period	$8	$1,153	$16	$90	$977	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(26)	(2)	(223)	4	—
Total realized/unrealized gains (losses) included in AOCI	1	—	(1)	—	—	—
Purchases (3)	26	58	—	—	37	—
Sales (3)	(2)	(16)	—	—	(89)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	1	—	—
Transfers into Level 3 (4)	—	—	—	—	3	—
Transfers out of Level 3 (4)	—	—	(1)	—	(25)	—
Balance, end of period	$33	$1,169	$12	$(132)	$907	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$—	$1	$(21)	$957	$—	$7
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$—	$(24)	$(1)	$(222)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$1	$—	$(1)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1	$—	$—	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed Maturity Securities AFS
	Corporate (6)	Foreign Government	Structured Products	Municipals	Equity Securities	Contractholder-directed Equity Securities and FVO Securities
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$30,350	$52	$3,493	$1	$317	$1,459
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	11	1	(15)	—	(1)	89
Total realized/unrealized gains (losses) included in AOCI	(1,788)	5	(31)	—	—	—
Purchases (3)	5,108	28	1,228	148	25	416
Sales (3)	(2,563)	(4)	(406)	—	(37)	(118)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	78	79	140	—	1	206
Transfers out of Level 3 (4)	(311)	(1)	(1,845)	(1)	—	(43)
Balance, end of period	$30,885	$160	$2,564	$148	$305	$2,009
Nine Months Ended September 30, 2025
Balance, beginning of period	$26,505	$41	$8,639	$7	$236	$1,190
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	(55)	—	14	1	18	149
Total realized/unrealized gains (losses) included in AOCI	1,468	5	63	(1)	—	—
Purchases (3)	3,313	13	2,379	—	36	106
Sales (3)	(1,703)	(5)	(1,453)	(7)	(58)	(104)
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	—	—	—	—
Transfers into Level 3 (4)	273	—	42	—	—	6
Transfers out of Level 3 (4)	(385)	(1)	(5,546)	—	—	—
Balance, end of period	$29,416	$53	$4,138	$—	$232	$1,347
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$22	$—	$(16)	$—	$(8)	$74
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$(51)	$—	$15	$—	$—	$154
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$(1,832)	$4	$(28)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1,432	$5	$58	$—	$—	$—

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Short-term Investments	Other Investments	Net Derivatives (7)	Net Embedded Derivatives (8)	Separate Accounts (9)	Notes Issued by CFEs
	(In millions)
Nine Months Ended September 30, 2026
Balance, beginning of period	$42	$1,137	$33	$(57)	$891	$(1,206)
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(32)	(30)	1,070	(14)	19
Total realized/unrealized gains (losses) included in AOCI	(4)	—	(1)	—	—	—
Purchases (3)	26	177	—	—	51	—
Sales (3)	(27)	(55)	—	—	(115)	—
Issuances (3)	—	—	—	(396)	—	(1,027)
Settlements (3)	—	—	(1)	22	—	274
Transfers into Level 3 (4)	—	—	—	—	—	—
Transfers out of Level 3 (4)	(10)	—	(7)	—	(28)	—
Balance, end of period	$27	$1,227	$(6)	$639	$785	$(1,940)
Nine Months Ended September 30, 2025
Balance, beginning of period	$5	$1,010	$5	$(9)	$990	$—
Total realized/unrealized gains (losses) included in net income (loss) (1), (2)	—	(43)	8	(279)	(10)	—
Total realized/unrealized gains (losses) included in AOCI	2	—	—	—	—	—
Purchases (3)	30	266	—	—	64	—
Sales (3)	(4)	(85)	—	—	(130)	—
Issuances (3)	—	—	—	—	—	—
Settlements (3)	—	—	(1)	156	—	—
Transfers into Level 3 (4)	—	21	—	—	4	—
Transfers out of Level 3 (4)	—	—	—	—	(11)	—
Balance, end of period	$33	$1,169	$12	$(132)	$907	$—
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2026 (5)	$—	$(36)	$(30)	$1,070	$—	$19
Changes in unrealized gains (losses) included in net income (loss) for the instruments still held at September 30, 2025 (5)	$—	$(56)	$10	$(278)	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2026 (5)	$1	$—	$(1)	$—	$—	$—
Changes in unrealized gains (losses) included in AOCI for the instruments still held at September 30, 2025 (5)	$1	$—	$—	$—	$—	$—
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
The unpaid principal balance on the invested assets held by CFEs exceeded the estimated fair value by $46 million and $33 million at September 30, 2026 and December 31, 2025, respectively.
The unpaid principal balance on the notes issued by CFEs approximated their estimated fair value at September 30, 2026 and exceeded the estimated fair value by $1 million at December 31, 2025.
Nonrecurring Fair Value Measurements
The following table presents information for assets measured at estimated fair value on a nonrecurring basis during the periods and still held at the reporting dates (for example, when there is evidence of impairment), using significant unobservable inputs (Level 3).

	September 30, 2026	December 31, 2025
	(In millions)
Carrying value after measurement:
Mortgage loans (1)	$1,930	$1,583
Real estate and REJVs (2)	$283	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net investment gains (losses):
Mortgage loans (1)	$(195)	$(173)	$(546)	$(584)
Real estate and REJVs (2)	$(20)	$—	$(214)	$—
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
11. Fair Value (continued)
The carrying values and estimated fair values for such financial instruments, and their corresponding placement in the fair value hierarchy, are summarized as follows at:

	September 30, 2026
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$83,839	$—	$—	$79,699	$79,699
Policy loans	$8,258	$—	$—	$8,539	$8,539
Other invested assets	$1,226	$—	$702	$524	$1,226
Premiums, reinsurance and other receivables	$11,087	$—	$2,330	$8,242	$10,572
Other assets	$231	$—	$38	$198	$236
Liabilities
PABs	$158,448	$—	$—	$150,783	$150,783
Long-term debt	$14,293	$—	$12,797	$—	$12,797
Collateral financing arrangement	$254	$—	$—	$235	$235
Subordinated debt securities	$5,145	$—	$5,315	$—	$5,315
Other liabilities	$15,537	$—	$2,864	$11,654	$14,518
Separate account liabilities	$75,384	$—	$75,384	$—	$75,384

	December 31, 2025
		Fair Value Hierarchy
	Carrying Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
	(In millions)
Assets
Mortgage loans	$84,593	$—	$—	$82,933	$82,933
Policy loans	$8,547	$—	$—	$9,083	$9,083
Other invested assets	$895	$—	$700	$195	$895
Premiums, reinsurance and other receivables	$8,681	$—	$1,252	$6,835	$8,087
Other assets	$247	$—	$53	$202	$255
Liabilities
PABs	$147,826	$—	$—	$145,695	$145,695
Long-term debt	$14,461	$—	$14,143	$—	$14,143
Collateral financing arrangement	$352	$—	$—	$322	$322
Subordinated debt securities	$4,155	$—	$4,707	$—	$4,707
Other liabilities	$11,993	$—	$842	$10,747	$11,589
Separate account liabilities	$80,164	$—	$80,164	$—	$80,164
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity
Preferred Stock
Preferred stock authorized, issued and outstanding was as follows at both September 30, 2026 and December 31, 2025:

Series	Shares Authorized	Shares Issued and Outstanding
Floating Rate Non-Cumulative Preferred Stock, Series A	27,600,000	24,000,000
5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series D	500,000	500,000
5.625% Non-Cumulative Preferred Stock, Series E	32,200	32,200
4.75% Non-Cumulative Preferred Stock, Series F	40,000	40,000
Series A Junior Participating Preferred Stock	10,000,000	—
Not designated	161,827,800	—
Total	200,000,000	24,572,200
The per share and aggregate dividends declared for MetLife, Inc.’s preferred stock were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Series	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate	Per Share	Aggregate
	(In millions, except per share data)				(In millions, except per share data)
A	$0.315	$8	$0.353	$8	$0.942	$23	$1.059	$25
D	$29.375	14	$29.375	14	$58.750	29	$58.750	29
E	$351.563	12	$351.563	12	$1,054.689	34	$1,054.689	34
F	$296.875	12	$296.875	12	$890.625	36	$890.625	36
G (1)	$—	—	$19.250	20	$—	—	$38.500	39
Total		$46		$66		$122		$163
__________________
(1)Dividends were paid through the dividend payment date of September 15, 2025, when all outstanding shares of MetLife, Inc.’s 3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, were redeemed.
Common Stock
MetLife, Inc. announced that its Board of Directors authorized common stock repurchases as follows:

Announcement Date	Authorization Amount	Authorization Remaining at September 30, 2026 (1)
	(In millions)
August 5, 2026	$3,000	$2,972
April 30, 2025	$3,000	$—
May 1, 2024	$3,000	$—
__________________
(1)The Inflation Reduction Act, signed into law on August 16, 2022, imposes a one percent excise tax, net of any allowable offsets, on certain corporate stock buybacks made after December 31, 2022. The authorization remaining at September 30, 2026 does not reflect the applicable excise tax payable.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
For the nine months ended September 30, 2026 and 2025, MetLife, Inc. repurchased 25,627,945 shares and 29,852,023 shares of its common stock, respectively, through open market purchases for $2.1 billion and $2.4 billion, respectively, excluding applicable excise tax. The excise tax is reflected in treasury stock as part of the cost basis of the common stock repurchased.
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

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
AOCI
Information regarding changes in the balances of each component of AOCI attributable to MetLife, Inc. was as follows:

	Three Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(18,677)	$(1,325)	$9,064	$(80)	$(6,368)	$(1,357)	$(18,743)
OCI before reclassifications	(15,690)	(594)	7,521	(38)	84	5	(8,712)
Deferred income tax benefit (expense)	3,475	118	(1,741)	8	12	—	1,872
AOCI before reclassifications, net of income tax	(30,892)	(1,801)	14,844	(110)	(6,272)	(1,352)	(25,583)
Amounts reclassified from AOCI	274	67	—	—	—	21	362
Deferred income tax benefit (expense)	(63)	(15)	—	—	—	(5)	(83)
Amounts reclassified from AOCI, net of income tax	211	52	—	—	—	16	279
Balance, end of period	$(30,681)	$(1,749)	$14,844	$(110)	$(6,272)	$(1,336)	$(25,304)

	Three Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(16,484)	$(1,466)	$5,876	$(64)	$(6,314)	$(1,407)	$(19,859)
OCI before reclassifications	2,352	149	(65)	(24)	154	(1)	2,565
Deferred income tax benefit (expense)	(585)	(42)	217	5	(55)	—	(460)
AOCI before reclassifications, net of income tax	(14,717)	(1,359)	6,028	(83)	(6,215)	(1,408)	(17,754)
Amounts reclassified from AOCI	62	154	—	—	—	22	238
Deferred income tax benefit (expense)	(12)	(34)	—	—	—	(4)	(50)
Amounts reclassified from AOCI, net of income tax	50	120	—	—	—	18	188
Balance, end of period	$(14,667)	$(1,239)	$6,028	$(83)	$(6,215)	$(1,390)	$(17,566)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)

	Nine Months Ended September 30, 2026
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance, beginning of period	$(15,614)	$(1,588)	$6,871	$(97)	$(6,263)	$(1,393)	$(18,084)
OCI before reclassifications	(20,162)	(613)	10,524	(16)	4	4	(10,259)
Deferred income tax benefit (expense)	4,591	108	(2,551)	3	(13)	—	2,138
AOCI before reclassifications, net of income tax	(31,185)	(2,093)	14,844	(110)	(6,272)	(1,389)	(26,205)
Amounts reclassified from AOCI	661	444	—	—	—	67	1,172
Deferred income tax benefit (expense)	(157)	(100)	—	—	—	(14)	(271)
Amounts reclassified from AOCI, net of income tax	504	344	—	—	—	53	901
Balance, end of period	$(30,681)	$(1,749)	$14,844	$(110)	$(6,272)	$(1,336)	$(25,304)

	Nine Months Ended September 30, 2025
	Unrealized Investment Gains (Losses), Net of Related Offsets (1)	Deferred Gains (Losses) on Derivatives	FPBs Discount Rate Remeasurement Gains (Losses)	MRBs Instrument- Specific Credit Risk Remeasurement Gains (Losses)	Foreign Currency Translation Adjustments	Defined Benefit Plans Adjustment	Total
	(In millions)
Balance at December 31, 2024	$(19,402)	$370	$6,529	$(71)	$(7,170)	$(1,442)	$(21,186)
Cumulative effects of change in accounting principles for equity method investees at January 1, 2025	70	—	(1,144)	—	—	—	(1,074)
OCI before reclassifications	5,464	(662)	867	(15)	934	(8)	6,580
Deferred income tax benefit (expense)	(1,115)	109	(224)	3	21	2	(1,204)
AOCI before reclassifications, net of income tax	(14,983)	(183)	6,028	(83)	(6,215)	(1,448)	(16,884)
Amounts reclassified from AOCI	403	(1,327)	—	—	—	75	(849)
Deferred income tax benefit (expense)	(87)	271	—	—	—	(17)	167
Amounts reclassified from AOCI, net of income tax	316	(1,056)	—	—	—	58	(682)
Balance, end of period	$(14,667)	$(1,239)	$6,028	$(83)	$(6,215)	$(1,390)	$(17,566)
__________________
(1)Primarily unrealized gains (losses) on fixed maturity securities.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
13. Equity (continued)
Information regarding amounts reclassified out of each component of AOCI was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
AOCI Components	Amounts Reclassified from AOCI				Consolidated Statements of Operations and Comprehensive Income (Loss) Locations
	(In millions)
Unrealized investment gains (losses):
Unrealized investment gains (losses)	$(286)	$(73)	$(729)	$(455)	Net investment gains (losses)
Unrealized investment gains (losses)	—	(1)	(1)	(9)	Net investment income
Unrealized investment gains (losses)	12	12	69	61	Net derivative gains (losses)
Unrealized investment gains (losses), before income tax	(274)	(62)	(661)	(403)
Income tax (expense) benefit	63	12	157	87
Unrealized investment gains (losses), net of income tax	(211)	(50)	(504)	(316)
Deferred gains (losses) on derivatives - cash flow hedges:
Interest rate derivatives	—	4	2	27	Net investment income
Interest rate derivatives	2	(27)	(13)	(18)	Net investment gains (losses)
Foreign currency exchange rate derivatives	2	1	3	4	Net investment income
Foreign currency exchange rate derivatives	(71)	(133)	(436)	1,313	Net investment gains (losses)
Credit derivatives	—	1	—	1	Net investment gains (losses)
Gains (losses) on cash flow hedges, before income tax	(67)	(154)	(444)	1,327
Income tax (expense) benefit	15	34	100	(271)
Gains (losses) on cash flow hedges, net of income tax	(52)	(120)	(344)	1,056
Defined benefit plans adjustment: (1)
Amortization of net actuarial gains (losses)	(24)	(25)	(75)	(84)
Amortization of prior service (costs) credit	3	3	8	9
Amortization of defined benefit plan items, before income tax	(21)	(22)	(67)	(75)
Income tax (expense) benefit	5	4	14	17
Amortization of defined benefit plan items, net of income tax	(16)	(18)	(53)	(58)
Total reclassifications, net of income tax	$(279)	$(188)	$(901)	$682
__________________
(1)These AOCI components are included in the computation of net periodic benefit costs. See Note 15.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)

14. Other Revenues and Other Expenses
Other Revenues
Information on other revenues, which primarily includes fees related to service contracts from customers, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Vision fee for service arrangements	$143	$134	$446	$421
Prepaid legal plans	175	160	527	479
Institutional Client asset management fees (1)	187	98	560	270
Administrative services-only contracts	81	72	244	219
Recordkeeping and administrative services (2)	34	36	103	106
Other revenue related to service contracts from customers (1) (3)	108	121	307	341
Total revenues related to service contracts from customers	728	621	2,187	1,836
Other	125	103	363	254
Total other revenues	$853	$724	$2,550	$2,090
__________________
(1)As a result of the Strategic Reorganization, the presentation of the components of other revenues was revised to report MIM segment Institutional Client asset management fees herein and, as a result, $25 million and $74 million of revenue for the three months and nine months ended September 30, 2025, respectively, were reclassified to other revenue related to service contracts from customers.
(2)Related to products and businesses no longer actively marketed by the Company.
(3)Includes $11 million and $33 million for the three months and nine months ended September 30, 2026, respectively, and $12 million and $36 million for the three months and nine months ended September 30, 2025, respectively, for asset management fees from management of general account equity method investments. See Note 19 for additional related party transactions.
Receivables for revenues related to service contracts from customers were $390 million and $272 million at September 30, 2026 and December 31, 2025, respectively.
Other Expenses
Information on other expenses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Amortization of DAC, VOBA and negative VOBA	$612	$522	$1,768	$1,569
Interest expense on debt	291	271	848	798
Direct:
Employee-related costs (1)	1,104	962	3,283	2,889
Third-party staffing costs	390	380	1,170	1,169
General and administrative expenses	139	118	425	374
Commissions and other variable expenses	2,063	1,766	6,123	4,919
Capitalization of DAC	(975)	(852)	(2,884)	(2,337)
Premium taxes, other taxes, and licenses & fees	200	273	593	592
Pension, postretirement and postemployment benefit costs	69	69	209	205
Total other expenses	$3,893	$3,509	$11,535	$10,178
__________________

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
14. Other Revenues and Other Expenses (continued)

(1)Includes ($17) million and ($89) million for the three months and nine months ended September 30, 2026, respectively, and ($54) million and ($135) million for the three months and nine months ended September 30, 2025, respectively, for the net change in cash surrender value of investments in certain life insurance policies, net of premiums paid.
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
The components of net periodic benefit costs, reported in other expenses, were as follows:

	Three Months Ended September 30,
	2026		2025
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$37	$—	$37	$—
Interest costs	118	10	119	11
Expected return on plan assets	(113)	(7)	(111)	(6)
Amortization of net actuarial (gains) losses	38	(12)	42	(17)
Amortization of prior service costs (credit)	(2)	(1)	(3)	—
Net periodic benefit costs (credit)	$78	$(10)	$84	$(12)

	Nine Months Ended September 30,
	2026		2025
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
	(In millions)
Service costs	$112	$2	$112	$2
Interest costs	355	33	357	32
Expected return on plan assets	(338)	(22)	(332)	(27)
Amortization of net actuarial (gains) losses	115	(34)	126	(40)
Amortization of prior service costs (credit)	(6)	(2)	(9)	—
Net periodic benefit costs (credit)	$238	$(23)	$254	$(33)

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
16. Income Tax
For the three months and nine months ended September 30, 2026, the effective tax rate on income (loss) before provision for income tax was 20% and 21%, respectively. The Company’s effective tax rate for the three months ended September 30, 2026 differed from the U.S. statutory rate of 21% primarily due to tax benefits from (i) the reversal of previously non-deductible losses; (ii) non-taxable investment income; and (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments. These tax benefits were partially offset by tax charges from foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates. The Company’s effective tax rate for the nine months ended September 30, 2026 was equal to the U.S. statutory rate of 21% primarily due to tax charges from (i) foreign earnings taxed at higher statutory rates than the U.S. statutory rate and foreign losses taxed at lower statutory rates; (ii) U.S. state and local taxes; and (iii) the pending disposition of MetLife Ukraine, offset by tax benefits from (i) non-taxable investment income; (ii) the reversal of previously non-deductible losses; and (iii) low income housing and other tax credits, partially offset by the impact of tax equity investments.
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
17. Earnings Per Common Share
The following table presents the weighted average shares, basic earnings per common share and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share data)
Weighted Average Shares:
Weighted average common stock outstanding - basic	635.0	664.7	643.1	672.5
Incremental common shares from assumed exercise or issuance of stock-based awards	4.9	4.4	4.4	4.5
Weighted average common stock outstanding - diluted	639.9	669.1	647.5	677.0
Net Income (Loss):
Net income (loss)	$2,412	$902	$4,353	$2,587
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	15	6	35	17
Less: Preferred stock dividends	46	66	122	163
Preferred stock redemption premium	—	12	—	12
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,351	$818	$4,196	$2,395
Basic	$3.70	$1.23	$6.52	$3.56
Diluted	$3.67	$1.22	$6.48	$3.54

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
It is not possible to predict the ultimate outcome of all pending investigations and legal proceedings. The Company establishes liabilities for litigation and regulatory loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. In certain circumstances where liabilities have been established, there may be coverage under one or more corporate insurance policies, pursuant to which there may be an insurance recovery. Insurance recoveries are recognized as gains when any contingencies relating to the insurance claim have been resolved, which is the earlier of when the gains are realized or realizable. It is possible that some of the matters could require the Company to pay damages or make other expenditures or establish accruals in amounts that could not be reasonably estimated at September 30, 2026. While the potential future charges could be material in the particular quarterly or annual periods in which they are recorded, based on information currently known to management, management does not believe any such charges are likely to have a material effect on the Company’s financial position. Given the large and/or indeterminate amounts sought in certain of these matters and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain matters could, from time to time, have a material effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
Matters as to Which an Estimate Can Be Made
For some matters, the Company is able to estimate a reasonably possible range of loss. For matters where a loss is believed to be reasonably possible, but not probable, the Company has not made an accrual. As of September 30, 2026, the Company estimates the aggregate range of reasonably possible losses in excess of amounts accrued for these matters to be $0 to $125 million.
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
As reported in the 2025 Annual Report, MLIC received approximately 2,782 asbestos-related claims in 2025. For the nine months ended September 30, 2026 and 2025, MLIC received approximately 2,047 and 2,013 new asbestos-related claims, respectively. See Note 24 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for historical information concerning asbestos claims and MLIC’s update to its recorded liability at December 31, 2025. The number of asbestos cases that may be brought, the aggregate amount of any liability that MLIC may incur, and the total amount paid in settlements in any given year are uncertain and may vary significantly from year to year.
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
MLIC reevaluates on a quarterly and annual basis its exposure from asbestos litigation, including studying its claims experience, reviewing external literature regarding asbestos claims experience in the U.S., assessing relevant trends impacting asbestos liability and considering numerous variables that can affect its asbestos liability exposure on an overall or per claim basis. Based upon its regular reevaluation of its exposure from asbestos litigation, MLIC has updated its liability analysis for asbestos-related claims through September 30, 2026.

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
Commitments
Mortgage Loan Commitments
The Company commits to lend funds under mortgage loan commitments. The amounts of these mortgage loan commitments were $2.3 billion and $2.4 billion at September 30, 2026 and December 31, 2025, respectively.
Commitments to Fund Partnership Investments, Bank Credit Facilities and Private Corporate Bond Investments
The Company commits to fund partnership investments and to lend funds under bank credit facilities and private corporate bond investments. The amounts of these unfunded commitments were $12.1 billion and $11.1 billion at September 30, 2026 and December 31, 2025, respectively.
Guarantees
In the normal course of its business, the Company has provided certain indemnities and guarantees to third parties such that it may be required to make payments now or in the future. In the context of acquisition, disposition, investment and other transactions, the Company has provided indemnities and guarantees, including those related to tax, environmental and other specific liabilities and other indemnities and guarantees that are triggered by, among other things, breaches of representations, warranties or covenants provided by the Company. In addition, in the normal course of business, the Company provides indemnifications to counterparties in contracts with triggers similar to the foregoing, as well as for certain other liabilities, such as third-party lawsuits. These obligations are often subject to time limitations that vary in duration, including contractual limitations and those that arise by operation of law, such as applicable statutes of limitation. In some cases, the maximum potential obligation under the indemnities and guarantees is subject to a contractual limitation ranging from less than $1 million to $329 million, with a cumulative maximum of $587 million, while in other cases such limitations are not specified or applicable. Since certain of these obligations are not subject to limitations, the Company does not believe that it is possible to determine the maximum potential amount that could become due under these guarantees in the future. Management believes that it is unlikely the Company will have to make any material payments under these indemnities or guarantees.
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
The Company’s recorded liabilities were $19 million at both September 30, 2026 and December 31, 2025 for indemnities and guarantees.

MetLife, Inc.
Notes to the Interim Condensed Consolidated Financial Statements (Unaudited) — (continued)
19. Related Party Transactions
In 2025, the Company invested in Chariot Holding Company, LP (“Chariot”), a Bermuda registered exempted limited partnership. The Company had unfunded contingent capital commitments to Chariot of $92 million and $94 million at September 30, 2026 and December 31, 2025, respectively. The Company accounts for its investment in Chariot under the equity method of accounting.
The Company has entered into reinsurance agreements with Chariot Re, a subsidiary of Chariot, and recorded premiums, reinsurance and other receivables of $11.9 billion and $9.8 billion and a funds withheld liability of $12.3 billion and $10.5 billion within other liabilities at September 30, 2026 and December 31, 2025, respectively. For the three months and nine months ended September 30, 2026, the Company also recorded net derivative gains (losses) of $465 million and $531 million, respectively, other revenues of $50 million and $123 million, respectively, policyholder benefits and claims of ($75) million and ($231) million, respectively, and other expenses of $102 million and $284 million, respectively.
In addition, MetLife Investment Management, LLC has entered into investment management and advisory agreements with Chariot Re to manage a portion of Chariot Re’s assets. The Company recognized asset management fees from Chariot Re of $7 million and $19 million for the three months and nine months ended September 30, 2026, respectively.

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

Governments and central banks around the world use fiscal and monetary policies to address uncertain economic conditions. In the United States (“U.S.”), the Federal Open Market Committee (“FOMC”) took various actions in 2025 to promote employment and combat inflation, including lowering interest rates in the second half of the year and ending the process of quantitative tightening. While rates remained steady for most of 2026, the FOMC raised interest rates in September 2026. Labor market conditions, inflation, and financial and international developments, as well as other factors, could result in further policy adjustments. Other central banks have recently diverged on monetary policies, with some raising rates while others have held rates steady, reflecting differing local economic conditions and views on the impact of the foregoing factors. We are closely monitoring these and other political and economic conditions that might contribute to global market volatility and impact our business operations, investment portfolio, value of our assets under management (“AUM”), and derivatives, such as global inflation, supply chain disruptions, acts of war, banking sector volatility and employment and work policies of the U.S. federal government. We are also monitoring the imposition of tariffs, sanctions or other barriers to international trade, changes to international trade agreements, and their potential impacts on our business, results of operations and financial condition. See “— Investments — Current Environment,” as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Industry Trends — Impact of Market Interest Rates — Effects of Inflation” in the 2025 Annual Report.
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
Shortly thereafter, litigation commenced challenging these changes and two federal district courts have since issued orders vacating the 2024 definition of an investment advice fiduciary and vacating the associated 2024 PTE amendments. Both of these orders were unopposed by the DOL. In light of the litigation, the DOL released a final rule vacating (i) the preamble to PTE 2020-02 (while leaving the original PTE intact) and (ii) its 2024 changes to the definition of an investment advice fiduciary, as well as its associated 2024 changes to various PTEs. As a result, the DOL has officially reinstated the original 1975 five-part regulatory test defining an investment advice fiduciary.

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
In the third quarter of 2026, the Company performed its annual goodwill impairment tests on all reporting units using both qualitative and quantitative assessments. The quantitative assessment utilized the market multiple and/or a discounted cash flow valuation based on best available data as of June 30, 2026. The Company concluded that the estimated fair values of all such reporting units were substantially in excess of their carrying values and, therefore, goodwill was not impaired.

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
Key Financial Highlights
•Net income (loss) available to MetLife, Inc.’s common shareholders was $2.4 billion and $4.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to $818 million and $2.4 billion for the three months and nine months ended September 30, 2025, respectively.
•Adjusted earnings available to common shareholders was $1.8 billion and $4.9 billion for the three months and nine months ended September 30, 2026, respectively, compared to $1.6 billion and $4.3 billion for the three months and nine months ended September 30, 2025, respectively.

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues
Premiums	$11,818	$10,555	$35,373	$33,088
Universal life and investment-type product policy fees	1,385	1,247	4,100	3,735
Net investment income	6,198	6,089	18,255	16,635
Other revenues	853	724	2,550	2,090
Net investment gains (losses)	(430)	(325)	(1,528)	(985)
Net derivative gains (losses)	698	(929)	—	(1,293)
Total revenues	20,522	17,361	58,750	53,270
Expenses
Policyholder benefits and claims and policyholder dividends	11,610	10,503	35,058	33,366
Policyholder liability remeasurement (gains) losses	138	(159)	143	(185)
Market risk benefit remeasurement (gains) losses	(320)	(263)	(470)	(241)
Interest credited to policyholder account balances	2,201	2,561	6,942	6,608
Amortization of deferred policy acquisition costs, value of business acquired and negative value of business acquired	612	522	1,768	1,569
Interest expense on debt	291	271	848	798
Other expenses, net of capitalization of deferred policy acquisition costs	2,990	2,716	8,919	7,811
Total expenses	17,522	16,151	53,208	49,726
Income (loss) before provision for income tax	3,000	1,210	5,542	3,544
Provision for income tax expense (benefit)	588	308	1,189	957
Net income (loss)	2,412	902	4,353	2,587
Less: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	15	6	35	17
Net income (loss) attributable to MetLife, Inc.	2,397	896	4,318	2,570
Less: Preferred stock dividends	46	66	122	163
Preferred stock redemption premium	—	12	—	12
Net income (loss) available to MetLife, Inc.’s common shareholders	$2,351	$818	$4,196	$2,395
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Net income (loss) available to MetLife, Inc.’s common shareholders increased $1.5 billion primarily due to a favorable change in net derivative gains (losses) and higher adjusted earnings available to common shareholders, partially offset by the impact of the actuarial assumption review.
Net derivative gains (losses)(1,2) increased net income (loss) available to MetLife, Inc.’s common shareholders primarily due to a change in the estimated fair value of the underlying assets, favorably impacting the estimated fair value of embedded derivatives related to funds withheld on reinsurance agreements. In addition, certain key equity indexes increased less in the current period compared to the prior period, favorably impacting the estimated fair value of short futures and total rate of return swaps.

Adjusted earnings available to common shareholders(3) increased. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
Actuarial assumption review decreased net income (loss) available to MetLife, Inc.’s common shareholders:

	Three Months Ended September 30,		Variance
Assumptions	2026	2025
	(In millions, net of income tax)
Economic	$7	$(24)	$31
Mortality	(63)	(9)	(54)
Morbidity	34	(20)	54
Policyholder behavior	(118)	38	(156)
Operational	54	117	(63)
Total	$(86)	$102	$(188)
The actuarial assumption review resulted in a loss of $86 million and a gain of $102 million for the three months ended September 30, 2026 and 2025, respectively. Of the $86 million loss, a loss of $76 million was recognized in adjusted earnings available to common shareholders. Of the $102 million gain, a gain of $89 million was recognized in adjusted earnings available to common shareholders. The $188 million decrease was primarily driven by (i) updates to policyholder behavior assumptions in the long-term care business in Corporate & Other related to refinements to the lapse assumption, (ii) updates to operational assumptions in Corporate & Other related to future premium rate increases for the long-term care business, and (iii) less favorable mortality experience in the pension risk transfer and structured settlements businesses in the RIS segment, partially offset by favorable mortality experience in the life business in the Asia segment. These decreases were partially offset by favorable morbidity experience in the long-term care business in Corporate & Other, partially offset by unfavorable morbidity experience in the accident & health business in the Asia segment.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Net income (loss) available to MetLife, Inc.’s common shareholders increased $1.8 billion primarily due to a favorable change in net derivative gains (losses) and higher adjusted earnings available to common shareholders, partially offset by the impact of the actuarial assumption review.
Net derivative gains (losses)(1,2) increased net income (loss) available to MetLife, Inc.’s common shareholders primarily due to a change in the estimated fair value of the underlying assets, favorably impacting the estimated fair value of embedded derivatives related to funds withheld on reinsurance agreements.
Adjusted earnings available to common shareholders(3) increased. See “— Consolidated Results — Adjusted Earnings Available to Common Shareholders.”
For the results of the actuarial assumption review, see “— Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025.”
__________________
(1)See “— Derivatives — Net Derivative Gains (Losses)” for information regarding the use of derivatives to hedge market risk.
(2)Includes amounts relating to investment hedge adjustments, which are also included in adjusted earnings available to common shareholders. See “— Investments — Investment Portfolio Results” for additional information.
(3)See “— Non-GAAP and Other Financial Disclosures” for information regarding adjusted earnings available to common shareholders and related measures.

Reconciliations of net income (loss) available to MetLife, Inc.’s common shareholders to adjusted earnings available to common shareholders and premiums, fees and other revenues to adjusted premiums, fees and other revenues
Three Months Ended September 30, 2026

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.’s common shareholders	$573	$870	$961	$138	$128	$39	$(358)	$2,351
Add: Preferred stock dividends	—	—	—	—	—	—	46	46
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	1	1	13	—	—	15
Net income (loss)	573	870	962	139	141	39	(312)	2,412
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(9)	(290)	83	(25)	2	(27)	(164)	(430)
Net derivative gains (losses)	85	806	218	(114)	3	—	(300)	698
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	18	18
Net investment income	(13)	183	(71)	22	91	4	(6)	210
Other revenues	—	47	—	28	—	12	32	119
Expenses:
Policyholder benefits and claims and policyholder dividends	—	18	72	1	—	—	15	106
Policyholder liability remeasurement (gains) losses	—	(16)	—	—	—	—	—	(16)
Market risk benefit remeasurement gains (losses)	—	65	9	—	2	—	244	320
Interest credited to policyholder account balances (“PABs”)	—	(61)	29	(18)	(58)	—	(23)	(131)
Capitalization of deferred policy acquisition costs (“DAC”)	—	—	—	—	—	—	—	—
Amortization of DAC, value of business acquired (“VOBA”) and negative VOBA	—	(1)	—	—	—	—	(3)	(4)
Interest expense on debt	—	—	—	—	—	(4)	(15)	(19)
Other expenses	—	(172)	—	(2)	(1)	(17)	(62)	(254)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	(13)	(122)	20	32	(6)	8	50	(31)
Adjusted earnings	$523	$413	$602	$215	$108	$63	$(98)	$1,826
Less: Preferred stock dividends	—	—	—	—	—	—	46	46
Adjusted earnings available to common shareholders	$523	$413	$602	$215	$108	$63	$(144)	$1,780

Premiums, fees and other revenues	$6,513	$2,065	$1,739	$2,051	$832	$331	$525	$14,056
Less: adjustments to premiums, fees and other revenues	—	47	—	28	—	12	50	137
Adjusted premiums, fees and other revenues	$6,513	$2,018	$1,739	$2,023	$832	$319	$475	$13,919

Three Months Ended September 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.’s common shareholders	$396	$203	$297	$112	$65	$(1)	$(254)	$818
Add: Preferred stock dividends	—	—	—	—	—	—	66	66
Add: Preferred stock redemption premium	—	—	—	—	—	—	12	12
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	2	2	—	2	6
Net income (loss)	396	203	297	114	67	(1)	(174)	902
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(57)	(198)	(82)	41	(13)	(75)	59	(325)
Net derivative gains (losses)	(3)	(216)	(393)	(64)	(17)	—	(236)	(929)
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(15)	189	279	25	308	—	(137)	649
Other revenues	2	13	—	12	—	—	38	65
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	38	49	(2)	—	—	16	100
Policyholder liability remeasurement (gains) losses	—	(2)	—	—	—	—	—	(2)
Market risk benefit remeasurement gains (losses)	—	33	26	—	14	—	190	263
Interest credited to PABs	—	(31)	(223)	(57)	(312)	—	(23)	(646)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(3)	(126)	—	1	(1)	(4)	(13)	(146)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	17	62	101	10	1	20	12	223
Adjusted earnings	$456	$441	$540	$148	$87	$58	$(80)	$1,650
Less: Preferred stock dividends	—	—	—	—	—	—	66	66
Adjusted earnings available to common shareholders	$456	$441	$540	$148	$87	$58	$(146)	$1,584

Adjusted earnings available to common shareholders on a constant currency basis (1)	$456	$441	$526	$165	$82	$58	$(146)	$1,582

Premiums, fees and other revenues	$6,308	$1,227	$1,717	$1,675	$727	$238	$634	$12,526
Less: adjustments to premiums, fees and other revenues	2	13	—	12	—	—	38	65
Adjusted premiums, fees and other revenues	$6,306	$1,214	$1,717	$1,663	$727	$238	$596	$12,461

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$6,306	$1,214	$1,655	$1,769	$711	$238	$596	$12,489
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Nine Months Ended September 30, 2026

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,461	$1,640	$1,011	$513	$308	$108	$(845)	$4,196
Add: Preferred stock dividends	—	—	—	—	—	—	122	122
Add: Preferred stock redemption premium	—	—	—	—	—	—	—	—
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	27	5	—	—	3	35
Net income (loss)	1,461	1,640	1,038	518	308	108	(720)	4,353
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(80)	(690)	(316)	(34)	(21)	(64)	(323)	(1,528)
Net derivative gains (losses)	112	981	(681)	(8)	(10)	—	(394)	—
Premiums	—	—	—	—	—	—	—	—
Universal life and investment-type product policy fees	—	—	—	—	—	—	67	67
Net investment income	(37)	658	103	(50)	509	7	27	1,217
Other revenues	—	114	—	71	—	40	105	330
Expenses:
Policyholder benefits and claims and policyholder dividends	—	53	233	(159)	—	—	46	173
Policyholder liability remeasurement (gains) losses	—	(14)	—	—	—	—	—	(14)
Market risk benefit remeasurement gains (losses)	—	78	27	—	11	—	354	470
Interest credited to PABs	—	(164)	(168)	(80)	(489)	—	(73)	(974)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	(2)	—	—	—	—	(9)	(11)
Interest expense on debt	—	—	—	—	—	(7)	(31)	(38)
Other expenses	—	(508)	—	(1)	(2)	(55)	(207)	(773)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	1	(107)	331	67	(16)	20	77	373
Adjusted earnings	$1,465	$1,241	$1,509	$712	$326	$167	$(359)	$5,061
Less: Preferred stock dividends	—	—	—	—	—	—	122	122
Adjusted earnings available to common shareholders	$1,465	$1,241	$1,509	$712	$326	$167	$(481)	$4,939

Premiums, fees and other revenues	$19,564	$6,291	$5,175	$5,890	$2,435	$990	$1,678	$42,023
Less: adjustments to premiums, fees and other revenues	—	114	—	71	—	40	172	397
Adjusted premiums, fees and other revenues	$19,564	$6,177	$5,175	$5,819	$2,435	$950	$1,506	$41,626

Nine Months Ended September 30, 2025

	Group Benefits	RIS	Asia	Latin America	EMEA	MIM	Corporate & Other	Total
	(In millions)
Net income (loss) available to MetLife, Inc.’s common shareholders	$1,053	$425	$1,121	$542	$236	$61	$(1,043)	$2,395
Add: Preferred stock dividends	—	—	—	—	—	—	163	163
Add: Preferred stock redemption premium	—	—	—	—	—	—	12	12
Add: Net income (loss) attributable to noncontrolling interests and redeemable noncontrolling interests	—	—	—	6	4	—	7	17
Net income (loss)	1,053	425	1,121	548	240	61	(861)	2,587
Less: adjustments from net income (loss) to adjusted earnings available to common shareholders:
Revenues:
Net investment gains (losses)	(88)	(611)	21	42	(13)	(93)	(243)	(985)
Net derivative gains (losses)	(88)	(414)	(395)	112	(43)	—	(465)	(1,293)
Premiums	7	—	—	—	—	—	—	7
Universal life and investment-type product policy fees	—	—	—	—	—	—	—	—
Net investment income	(44)	204	337	(4)	483	—	(196)	780
Other revenues	2	(27)	—	20	—	—	117	112
Expenses:
Policyholder benefits and claims and policyholder dividends	(1)	18	133	(91)	—	—	49	108
Policyholder liability remeasurement (gains) losses	—	(2)	—	—	—	—	—	(2)
Market risk benefit remeasurement gains (losses)	—	58	39	—	14	—	130	241
Interest credited to PABs	—	(30)	(264)	(151)	(472)	—	(75)	(992)
Capitalization of DAC	—	—	—	—	—	—	—	—
Amortization of DAC, VOBA and negative VOBA	—	—	—	—	—	—	—	—
Interest expense on debt	—	—	—	—	—	—	—	—
Other expenses	(8)	(198)	—	6	(2)	(12)	(74)	(288)
Goodwill impairment	—	—	—	—	—	—	—	—
Provision for income tax (expense) benefit	46	210	(8)	14	3	26	150	441
Adjusted earnings	$1,227	$1,217	$1,258	$600	$270	$140	$(254)	$4,458
Less: Preferred stock dividends	—	—	—	—	—	—	163	163
Adjusted earnings available to common shareholders	$1,227	$1,217	$1,258	$600	$270	$140	$(417)	$4,295

Adjusted earnings available to common shareholders on a constant currency basis (1)	$1,227	$1,217	$1,235	$674	$265	$140	$(417)	$4,341

Premiums, fees and other revenues	$19,191	$5,026	$5,097	$4,830	$2,114	$693	$1,962	$38,913
Less: adjustments to premiums, fees and other revenues	9	(27)	—	20	—	—	117	119
Adjusted premiums, fees and other revenues	$19,182	$5,053	$5,097	$4,810	$2,114	$693	$1,845	$38,794

Adjusted premiums, fees and other revenues on a constant currency basis (1)	$19,182	$5,053	$4,920	$5,262	$2,123	$693	$1,845	$39,078
__________________
(1)Amounts for Group Benefits, RIS, MIM and Corporate & Other are shown on a reported basis, as constant currency impact is not significant.

Consolidated Results — Adjusted Earnings Available to Common Shareholders
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $1.5 billion, or 12%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $1.4 billion, or 11%, compared to the prior period due to contributions from all segments. The RIS segment benefited from higher premiums from its United Kingdom (“U.K.”) funded reinsurance, U.K. longevity reinsurance, and benefit funding solutions businesses. The Latin America and EMEA segments experienced increases in adjusted premiums, fees and other revenues across their respective regions. Higher premiums in the Group Benefits segment were driven by growth from both core and voluntary products. In the Asia segment, higher premiums were primarily driven by life products in Korea. The PineBridge acquisition in December 2025 drove the increase in other revenues in the MIM segment. The segment increases were partially offset by a decline in Corporate & Other from business run-off.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Group Benefits	$523	$456	$1,465	$1,227
RIS	413	441	1,241	1,217
Asia	602	540	1,509	1,258
Latin America	215	148	712	600
EMEA	108	87	326	270
MIM	63	58	167	140
Corporate & Other	(144)	(146)	(481)	(417)
Adjusted earnings available to common shareholders	$1,780	$1,584	$4,939	$4,295

Adjusted earnings available to common shareholders on a constant currency basis	$1,780	$1,582	$4,939	$4,341

Adjusted premiums, fees and other revenues	$13,919	$12,461	$41,626	$38,794
Adjusted premiums, fees and other revenues on a constant currency basis	$13,919	$12,489	$41,626	$39,078
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders increased $196 million on a reported basis primarily due to favorable market factors, volume growth and favorable underwriting and other insurance adjustments, partially offset by higher expenses and notable items.
Market factors contributed to the increase in adjusted earnings available to common shareholders primarily driven by higher recurring investment income and variable investment income, partially offset by higher interest credited expenses. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, and higher income on real estate investments (which includes the impact of the fourth quarter 2025 change to the definition of adjusted earnings to exclude depreciation of wholly-owned real estate and real estate joint ventures (“REJVs”)), partially offset by lower returns on fair value option (“FVO”) securities and lower average invested assets in Corporate & Other. Variable investment income increased due to higher returns on private equity and real estate funds. Higher interest credited expenses were primarily driven by the RIS and Asia segments.
Volume growth contributed to the increase in adjusted earnings available to common shareholders primarily driven by business growth in the non-U.S. segments and higher average invested assets, primarily in the Asia and Latin America segments, partially offset by higher interest credited expenses on investment-type and certain insurance products, primarily in the Asia segment.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings available to common shareholders primarily reflecting favorable mortality and morbidity results in the Group Benefits segment. This was partially offset by an unfavorable change resulting from refinements to certain insurance liabilities in both periods.

Expenses decreased adjusted earnings available to common shareholders primarily due to higher direct expenses, including employee-related costs.
Notable items related to actuarial assumption review and other insurance adjustments, and tax adjustments decreased adjusted earnings by $64 million on a reported basis:

	Three Months Ended September 30,		Variance
	2026	2025
	(In millions)
Group Benefits	$—	$(2)	$2
RIS	(65)	13	(78)
Asia	52	70	(18)
Latin America	(14)	(75)	61
EMEA	(6)	(1)	(5)
Corporate & Other	(13)	13	(26)
Total	$(46)	$18	$(64)
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders increased $644 million on a reported basis primarily due to favorable market factors, volume growth and favorable underwriting and other insurance adjustments, partially offset by higher expenses, strategic reinsurance transactions and notable items.
Market factors contributed to the increase in adjusted earnings available to common shareholders primarily from recurring and variable investment income, partially offset by higher interest credited expenses. Recurring investment income increased due to positive flows from pension risk transfer transactions and funding agreement issuances, higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings) and higher yields on fixed income securities, partially offset by the impact from a reinsurance transaction in the RIS segment, lower average invested assets in Corporate & Other and lower returns on FVO securities. Variable investment income increased due to higher returns on private equity funds and higher income on bond prepayment fees. Higher interest credited expenses were primarily driven by the Asia and RIS segments.
Volume growth contributed to the increase in adjusted earnings available to common shareholders primarily due to higher average invested assets, primarily in the Asia and Latin America segments, and business growth in the EMEA, Asia and Group Benefits segments, partially offset by an increase in interest credited expenses on investment-type and certain insurance products, primarily in the Asia and Latin America segments.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings available to common shareholders primarily due to favorable mortality results, particularly in the Group Benefits segment.
Expenses decreased adjusted earnings available to common shareholders primarily due to higher direct expenses, including employee-related costs, and higher legal costs.
Strategic reinsurance transactions that closed in December 2025 decreased adjusted earnings available to common shareholders in Corporate & Other.
For the results of the notable items, see “— Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025.”

Segment Results and Corporate & Other
Group Benefits
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $207 million, or 3%, compared to the prior period, primarily driven by growth in both core and voluntary products, partially offset by a decrease in premiums related to our participating contracts, which can fluctuate with claims experience.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$523	$456	$1,465	$1,227

Adjusted premiums, fees and other revenues	$6,513	$6,306	$19,564	$19,182
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $67 million primarily driven by favorable underwriting and other insurance adjustments and volume growth, partially offset by higher expenses.
Underwriting and other insurance adjustments contributed $81 million to the increase in adjusted earnings. Mortality results improved in the current period due to lower claims incidence and severity in the life business. In addition, morbidity results benefited from favorable claims experience in the disability business, as well as favorable claims experience and rate actions within the dental business.
Volume growth in both core and voluntary products contributed to the increase in adjusted earnings.
Expenses decreased adjusted earnings by $32 million due to higher commissions and direct expenses, partially offset by an increase in premiums, fees and other revenues.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $238 million primarily driven by favorable underwriting and other insurance adjustments and volume growth, partially offset by higher expenses.
Underwriting and other insurance adjustments contributed $214 million to the increase in adjusted earnings. Mortality results improved in the current period, driven by lower claims incidence and severity in the life business. Morbidity experience was flat as favorable claims experience and rate actions within the dental business were offset by unfavorable prior period development in accident & health.
Volume growth in both core and voluntary products contributed to the increase in adjusted earnings.
Expenses decreased adjusted earnings due to higher commissions and variable expenses, partially offset by an increase in premiums, fees and other revenues.

Retirement & Income Solutions
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $804 million, or 66%, compared to the prior period. The increase was primarily due to higher premiums from our U.K. funded reinsurance, U.K. longevity reinsurance, and benefit funding solutions businesses. Changes in premiums were more than offset by a corresponding change in policyholder benefits, both of which are reported net of ceded reinsurance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$413	$441	$1,241	$1,217

Adjusted premiums, fees and other revenues	$2,018	$1,214	$6,177	$5,053
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings decreased $28 million primarily driven by notable items, largely offset by favorable market factors.
Notable items decreased adjusted earnings by $78 million. The current period includes an unfavorable impact of $65 million driven by the actuarial assumption review. The prior period includes a favorable impact of $13 million driven by the actuarial assumption review.
Market factors increased adjusted earnings by $49 million driven by higher recurring investment income and variable investment income, largely offset by higher interest credited expenses. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, as well as higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings). Higher variable investment income was driven by higher returns on real estate funds and private equity funds. The increase in interest credited expenses was primarily due to growth in certain insurance products and investment-type products, and higher average interest crediting rates on certain insurance products.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $24 million primarily driven by favorable market factors, largely offset by notable items.
Market factors contributed $100 million to the increase in adjusted earnings, primarily driven by higher recurring investment income and variable investment income, largely offset by higher interest credited expenses. Higher recurring investment income reflected positive flows from pension risk transfer transactions and funding agreement issuances, higher yields on fixed income securities, and higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings), partially offset by the impact from a reinsurance transaction. Variable investment income also increased, driven by higher income on bond prepayment fees and higher returns on private equity funds, partially offset by lower returns on mortgage loan funds. The increase in interest credited expenses was primarily due to growth in certain insurance products and investment-type products, as well as higher interest crediting rates on certain insurance products, partially offset by the impact from a reinsurance transaction and lower average interest crediting rates on investment-type products.
Notable items decreased adjusted earnings by $78 million. The current period includes an unfavorable impact of $65 million driven by the actuarial assumption review. The prior period includes a favorable impact of $13 million driven by the actuarial assumption review.

Asia
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $22 million, or 1%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $84 million, or 5%, compared to the prior period, as increases in premiums in life products in Korea, and higher fee income from Japan’s yen-denominated life and foreign currency annuity products were partially offset by lower premiums from Japan’s accident & health products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$602	$540	$1,509	$1,258
Adjusted earnings on a constant currency basis	$602	$526	$1,509	$1,235

Adjusted premiums, fees and other revenues	$1,739	$1,717	$5,175	$5,097
Adjusted premiums, fees and other revenues on a constant currency basis	$1,739	$1,655	$5,175	$4,920
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $62 million on a reported basis primarily driven by favorable market factors and volume growth, partially offset by unfavorable underwriting and other insurance adjustments and notable items.
Market factors contributed $128 million to the increase in adjusted earnings driven by higher variable investment income and recurring investment income, partially offset by higher interest credited expenses. Higher variable investment income was primarily due to higher returns on private equity funds. Higher recurring investment income was primarily due to higher yields on fixed income securities and real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings). Higher interest credited expenses were primarily due to higher average interest crediting rates on investment-type and certain insurance products.
Volume growth contributed to the increase in adjusted earnings driven by business growth across the region, including higher fee income and higher positive net flows, which resulted in higher average invested assets. This increase was partially offset by higher interest credited expenses on investment-type and certain insurance products.
Underwriting and other insurance adjustments decreased adjusted earnings by $30 million driven by an unfavorable change from refinements to certain insurance liabilities and unfavorable claims experience, partially offset by higher surrender charges in Japan.
Notable items decreased adjusted earnings by $18 million. The current period includes a favorable impact of $52 million driven by the actuarial assumption review and other insurance adjustments. The prior period includes a favorable impact of $70 million driven by the actuarial assumption review.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $251 million on a reported basis primarily driven by favorable market factors and volume growth, partially offset by notable items.
Market factors contributed $263 million to the increase in adjusted earnings driven by higher variable investment income and higher recurring investment income, partially offset by higher interest credited expenses. Higher variable investment income was primarily due to higher returns on private equity funds. Higher recurring investment income was primarily due to higher yields on fixed income securities. Higher interest credited expenses were primarily due to higher average interest crediting rates on investment-type and certain insurance products.

Volume growth contributed to the increase in adjusted earnings driven by business growth across the region, including higher fee income and higher positive net flows, which resulted in higher average invested assets. This increase was partially offset by higher interest credited expenses on investment-type and certain insurance products.
Notable items decreased adjusted earnings by $18 million. The current period includes a favorable impact of $52 million driven by the actuarial assumption review and other insurance adjustments. The prior period includes a favorable impact of $70 million driven by the actuarial assumption review.

Latin America
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $360 million, or 22%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $254 million, or 14%, compared to the prior period, mainly driven by strong sales and solid persistency across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$215	$148	$712	$600
Adjusted earnings on a constant currency basis	$215	$165	$712	$674

Adjusted premiums, fees and other revenues	$2,023	$1,663	$5,819	$4,810
Adjusted premiums, fees and other revenues on a constant currency basis	$2,023	$1,769	$5,819	$5,262
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $67 million on a reported basis primarily due to notable items and volume growth, partially offset by unfavorable market factors.
Notable items contributed $61 million to the increase in adjusted earnings. The current period includes unfavorable impacts of $14 million driven by the actuarial assumption review and other insurance adjustments. The prior period includes unfavorable impacts of $75 million, driven by the actuarial assumption review and tax adjustments related to the resolution of an industry-wide value-added tax matter in Mexico.
Volume growth contributed to the increase in adjusted earnings driven by strong sales of single premium immediate annuities in Chile, which resulted in higher average invested assets, as well as higher sales and higher average invested assets primarily in Brazil and Mexico. These increases were partially offset by higher interest credited expenses on investment-type and certain insurance products.
Market factors decreased adjusted earnings by $55 million primarily driven by lower recurring investment income and other revenues. Lower recurring investment income reflected lower returns on our Chilean encaje within FVO securities, driven by a decrease in bond index returns and lower yields on fixed income securities. Other revenues decreased due to the settlement of foreign currency hedges.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $112 million on a reported basis primarily due to favorable foreign currency impacts, volume growth, and notable items, partially offset by unfavorable market factors and underwriting and other insurance adjustments.
Foreign currency movements contributed $74 million to the increase in adjusted earnings as the Mexican and Chilean pesos strengthened against the U.S. dollar.
Volume growth contributed to the increase in adjusted earnings driven by strong sales of single premium immediate annuities in Chile, which resulted in higher average invested assets, as well as higher sales and higher average invested assets primarily in Brazil and Mexico. These increases were partially offset by higher interest credited expenses on investment-type and certain insurance products.

Notable items contributed $61 million to the increase in adjusted earnings. The current period includes unfavorable impacts of $14 million driven by the actuarial assumption review and other insurance adjustments. The prior period includes unfavorable impacts of $75 million, driven by the actuarial assumption review and tax adjustments related to the resolution of an industry-wide value-added tax matter in Mexico.
Market factors decreased adjusted earnings by $68 million primarily driven by lower recurring investment income and other revenues, partially offset by lower interest credited expenses. Lower recurring investment income reflected lower yields on fixed income securities and lower returns on our Chilean encaje within FVO securities, driven by a decrease in bond index returns. Lower interest credited expenses were due to lower average interest crediting rates on investment-type and certain insurance products.
Underwriting and other insurance adjustments decreased adjusted earnings due to the unfavorable impact of higher value-added tax in Mexico.

EMEA
Business Overview. Adjusted premiums, fees and other revenues for the three months ended September 30, 2026 increased $105 million, or 14%, compared to the prior period. Adjusted premiums, fees and other revenues, net of foreign currency fluctuations, increased $121 million, or 17%, compared to the prior period primarily due to strong sales and solid renewal activity across the region.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$108	$87	$326	$270
Adjusted earnings on a constant currency basis	$108	$82	$326	$265

Adjusted premiums, fees and other revenues	$832	$727	$2,435	$2,114
Adjusted premiums, fees and other revenues on a constant currency basis	$832	$711	$2,435	$2,123
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $21 million on a reported basis primarily due to volume growth and favorable underwriting and other insurance adjustments, partially offset by higher expenses.
Volume growth contributed $24 million to the increase in adjusted earnings driven by increased sales and business growth across the region for the accident & health and life businesses, pension business in Romania and Turkey, as well as the employee benefits business in the U.K. and the Gulf.
Underwriting and other insurance adjustments contributed to the increase in adjusted earnings primarily due to a favorable change from refinements to certain insurance liabilities in both periods.
Expenses decreased adjusted earnings due to higher direct expenses, including employee-related costs and various other operating expenses, across the region.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude. Unless otherwise stated, all amounts discussed below are net of income tax and foreign currency fluctuations. Foreign currency fluctuations can result in significant variances in the financial statement line items.
Adjusted earnings increased $56 million on a reported basis primarily due to volume growth and favorable market factors, partially offset by higher expenses.
Volume growth contributed $68 million to the increase in adjusted earnings driven by increased sales and business growth across the region for the accident & health and life businesses, pension business in Romania and Turkey, as well as the employee benefits business in the U.K. and the Gulf.
Market factors contributed to the increase in adjusted earnings driven by higher recurring investment income, primarily due to higher yields on fixed income securities.
Expenses decreased adjusted earnings due to higher direct expenses, including employee-related costs, as well as pension, postretirement and postemployment benefits costs and various other operating expenses across the region.

MetLife Investment Management
Business Overview. Other revenues for the three months ended September 30, 2026 increased $81 million, or 34%, compared to the prior period, primarily as a result of the PineBridge acquisition in December 2025, which increased Institutional Client AUM. Organic business growth across public fixed income and private fixed income also contributed to the increase in Institutional Client revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings	$63	$58	$167	$140

Other revenues by client segment:
Institutional Client	$175	$98	$520	$270
General Account	144	140	430	423
Other revenues	$319	$238	$950	$693
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $5 million primarily driven by higher revenues from higher Institutional Client AUM as a result of the PineBridge acquisition and organic business growth across public fixed income and private fixed income. This was partially offset by higher expenses driven by the PineBridge acquisition.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings increased $27 million primarily driven by higher revenues from higher Institutional Client AUM as a result of the PineBridge acquisition and organic business growth across public fixed income and private fixed income, partially offset by an increase in expenses. Higher expenses driven by the PineBridge acquisition were partially offset by savings generated through synergy initiatives.

Corporate & Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted earnings available to common shareholders	$(144)	$(146)	$(481)	$(417)

Adjusted premiums, fees and other revenues	$475	$596	$1,506	$1,845
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders increased $2 million primarily due to favorable market factors and the redemption of preferred stock, substantially offset by strategic reinsurance transactions, notable items and higher expenses.

Market factors contributed $45 million to the increase in adjusted earnings available to common shareholders driven by higher variable investment income and recurring investment income. The increase in variable investment income was primarily due to higher returns on private equity funds, corporate debt funds and real estate funds, as well as higher income on bond prepayment fees. The increase in recurring investment income was driven by income from real estate investments (which includes the impact of the fourth quarter 2025 change to the definition of adjusted earnings), partially offset by lower average invested assets and lower yields on fixed income securities.
The redemption of Series G preferred stock in September 2025 resulted in lower preferred stock dividends, which contributed to the increase in adjusted earnings available to common shareholders.
Strategic reinsurance transactions that closed in December 2025 decreased adjusted earnings available to common shareholders.
Notable items decreased adjusted earnings available to common shareholders by $26 million. The current period includes an unfavorable impact of $13 million driven by the actuarial assumption review. The prior period includes a favorable impact of $13 million driven by the actuarial assumption review.
Other expenses decreased adjusted earnings available to common shareholders due to increased market-related employee costs.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Discussions below are presented in order of magnitude.
Adjusted earnings available to common shareholders decreased $64 million primarily due to strategic reinsurance transactions, higher expenses and notable items, partially offset by favorable market factors and the redemption of preferred stock.
Strategic reinsurance transactions that closed in December 2025 decreased adjusted earnings available to common shareholders by $84 million.
Other expenses decreased adjusted earnings available to common shareholders due to higher market-related employee costs, corporate-related expenses and higher legal costs.
Notable items decreased adjusted earnings available to common shareholders by $26 million. The current period includes an unfavorable impact of $13 million driven by the actuarial assumption review. The prior period includes a favorable impact of $13 million driven by the actuarial assumption review.
Market factors increased adjusted earnings available to common shareholders by $66 million primarily due to higher variable investment income, lower interest credited expenses, and higher recurring investment income. The increase in variable investment income was primarily due to higher returns on private equity funds and corporate debt funds. Interest credited expenses decreased on long-duration products. Higher recurring investment income was driven by higher income on real estate investments (which includes the impact of the aforementioned fourth quarter 2025 change to the definition of adjusted earnings), substantially offset by lower average invested assets and lower yields on fixed income securities.
The redemption of Series G preferred stock in September 2025 resulted in lower preferred stock dividends, which increased adjusted earnings available to common shareholders.

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

The following table presents the carrying value of invested assets and cash and cash equivalents subject to ceded reinsurance at:

	September 30, 2026	December 31, 2025
	(In millions)
Fixed maturity securities AFS:
U.S. corporate	$6,081	$4,911
Foreign corporate	2,467	2,329
Foreign government	885	720
Residential mortgage-backed securities (“RMBS”)	2,186	2,987
Asset-backed securities and collateralized loan obligations (collectively, “ABS & CLO”)	3,604	2,139
Commercial mortgage-backed securities (“CMBS”)	864	812
Municipals	519	486
U.S. government and agency	818	3,816
Total fixed maturity securities AFS	17,424	18,200
Equity securities	110	105
Mortgage loans:
Agricultural	864	910
Commercial	1,038	829
Residential	1,502	720
Total mortgage loans	3,404	2,459
Policy loans	354	—
Real estate and REJVs	197	9
Other limited partnership interests (“OLPI”)	768	205
Other invested assets - derivatives	67	25
Other invested assets - other	179	114
Short-term investments, cash and cash equivalents	586	1,314
Total invested assets and cash and cash equivalents subject to ceded reinsurance	$23,089	$22,431
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
The following table presents mortgage loan assets originated and acquired and transferred to third parties at:

	September 30, 2026	December 31, 2025
Portfolio Segment	Carrying Value
	(In millions)
Commercial	$4,966	$6,017
Agricultural	493	350
Total mortgage loan assets originated and acquired and transferred to third parties	$5,459	$6,367

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

	Selected Country Fixed Maturity Securities AFS at September 30, 2026
Country	Sovereign (1)	Non-Financial Services	Total (2)
	(Dollars in millions)
Ukraine	$18	$1	$19
Russian Federation	14	—	14
Total	$32	$1	$33
Investment grade %	—%	—%	—%
__________________
(1)Sovereign includes government and agency.
(2)The par value and amortized cost, net of ACL, of these securities were $65 million and $35 million, respectively, at September 30, 2026.
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

Reconciliation of Net Investment Income under GAAP to Adjusted Net Investment Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net investment income — GAAP	$6,198	$6,089	$18,255	$16,635
Investment hedge adjustments	72	100	326	305
Unit-linked investment income	(125)	(580)	(805)	(851)
Reinsurance activity	(327)	(177)	(959)	(267)
Depreciation of wholly-owned real estate and REJVs	56		171
Consolidated collateralized financing entities	(25)	—	(48)	—
Other	139	8	98	33
Adjusted net investment income (1)	$5,988	$5,440	$17,038	$15,855
__________________
(1)See “Financial Measure and Segment Accounting Policies” in Note 2 of the Notes to the Interim Condensed Consolidated Financial Statements for a discussion of the adjustments made to net investment income under GAAP in calculating adjusted net investment income.
Yield Table

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Asset Class	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount	Yield % (1)	Amount
	(Dollars in millions)
Fixed maturity securities (2), (3)	4.60%	$3,686	4.61%	$3,485	4.66%	$11,022	4.53%	$10,261
Mortgage loans (3)	5.31	991	5.22	1,009	5.27	2,962	5.18	3,091
Real estate and REJVs	5.73	182	1.83	63	4.70	457	3.09	317
Policy loans	5.85	106	5.76	115	5.80	323	5.59	335
Equity securities	3.65	5	3.46	4	3.58	15	3.98	16
OLPI	16.62	598	11.89	431	10.55	1,146	7.22	775
Cash and short-term investments	4.09	223	4.36	239	3.94	625	4.32	695
Other invested assets	—	375	—	241	—	1,031	—	824
Investment income	5.35	6,166	4.99	5,587	5.14	17,581	4.85	16,314
Investment fees and expenses	(0.15)	(178)	(0.13)	(147)	(0.16)	(543)	(0.14)	(458)
Net investment income including divested businesses (4)	5.20%	5,988	4.86%	5,440	4.98%	17,038	4.71%	15,856
Less: net investment income from divested businesses (4)		—		—		—		1
Adjusted net investment income		$5,988		$5,440		$17,038		$15,855
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

(2)Fixed maturity securities in the yield table includes FVO securities; accordingly, investment income (loss) from fixed maturity securities includes amounts from FVO securities of $14 million and $99 million for the three months ended September 30, 2026 and 2025, respectively, and $146 million and $186 million for the nine months ended September 30, 2026 and 2025, respectively. Asset carrying values of FVO securities are included in the calculation of average quarterly fixed maturity securities asset carrying values in the yield calculation.
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

Fixed Maturity Securities AFS and Equity Securities
The following table presents public and private fixed maturity securities AFS and equity securities held at:

	September 30, 2026		December 31, 2025
Securities by Type	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Fixed maturity securities AFS
Publicly traded	$206,963	70.6%	$213,182	71.6%
Privately-placed	86,054	29.4	84,549	28.4
Total fixed maturity securities AFS, excluding Reinsurance activity	$293,017	100.0%	$297,731	100.0%
Reinsurance activity	17,424		18,200
Total fixed maturity securities AFS	$310,441		$315,931
Percentage of cash and invested assets, excluding Reinsurance activity	62.5%		63.1%
Equity securities
Publicly traded	$554	74.0%	$543	72.1%
Privately-held	195	26.0	210	27.9
Total equity securities, excluding Reinsurance activity	$749	100.0%	$753	100.0%
Reinsurance activity	110		105
Total equity securities	$859		$858
Percentage of cash and invested assets, excluding Reinsurance activity	0.2%		0.2%
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

	September 30, 2026
Level	Fixed Maturity Securities AFS		Equity Securities
	(Dollars in millions)
Level 1
Quoted prices in active markets for identical assets	$15,160	5.2%	$422	56.4%
Level 2
Independent pricing sources	$247,638	84.5%	$128	17.1%
Internal matrix pricing or discounted cash flow techniques	—	—	4	0.5
Significant other observable inputs	$247,638	84.5%	$132	17.6%
Level 3
Independent pricing sources	$29,094	9.9%	$103	13.8%
Internal matrix pricing or discounted cash flow techniques	815	0.3	85	11.3
Independent broker quotations	310	0.1	7	0.9
Significant unobservable inputs	$30,219	10.3%	$195	26.0%
Total fixed maturity securities AFS and equity securities at estimated fair value, excluding Reinsurance activity	$293,017	100.0%	$749	100.0%
Reinsurance activity	17,424		110
Total fixed maturity securities AFS and equity securities at estimated fair value	$310,441		$859
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
The majority of the Level 3 fixed maturity securities AFS and equity securities were concentrated in four sectors at September 30, 2026: foreign corporate securities, U.S. corporate securities, ABS & CLO and RMBS. During the three months ended September 30, 2026, Level 3 fixed maturity securities AFS decreased by $1.9 billion, or 6.0%. The decrease was driven by a decrease in estimated fair value recognized in other comprehensive income (loss) (“OCI”) and transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales. During the nine months ended September 30, 2026, Level 3 fixed maturity securities AFS decreased by $1.0 billion, or 3.4%. The decrease was driven by a decrease in estimated fair value recognized in OCI and transfers out of Level 3 in excess of transfers into Level 3, partially offset by purchases in excess of sales.
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

		September 30, 2026				December 31, 2025
NRSRO Rating	NAIC Designation	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Amortized Cost net of ACL	Unrealized Gains (Losses)	Estimated Fair Value	% of Total
		(Dollars in millions)
Aaa/Aa/A	1	$232,935	$(33,247)	$199,688	68.1%	$222,728	$(18,870)	$203,858	68.5%
Baa	2	86,786	(5,747)	81,039	27.7	83,314	(1,437)	81,877	27.5
Subtotal investment grade		319,721	(38,994)	280,727	95.8	306,042	(20,307)	285,735	96.0
Ba	3	8,718	(163)	8,555	2.9	8,212	61	8,273	2.8
B	4	3,454	(13)	3,441	1.2	3,460	(81)	3,379	1.1
Caa and lower	5	213	(25)	188	0.1	284	(35)	249	0.1
In or near default	6	140	(34)	106	—	110	(15)	95	—
Subtotal below investment grade		12,525	(235)	12,290	4.2	12,066	(70)	11,996	4.0
Total fixed maturity securities AFS, excluding Reinsurance activity		$332,246	$(39,229)	$293,017	100.0%	$318,108	$(20,377)	$297,731	100.0%
Reinsurance activity		19,239	(1,815)	17,424		18,844	(644)	18,200
Total fixed maturity securities AFS		$351,485	$(41,044)	$310,441		$336,952	$(21,021)	$315,931

The following tables present total fixed maturity securities AFS, at estimated fair value, by sector and by NRSRO rating, except for non-agency RMBS and CMBS, which are presented using NAIC designations for modeled securities. In addition, in the following table, the applicable NAIC designation from the NAIC published comparison of NRSRO ratings to NAIC designations is provided.

	Fixed Maturity Securities AFS — by Sector & Credit Quality Rating
NRSRO Rating	Aaa/Aa/A	Baa	Ba	B	Caa and Lower	In or Near Default	Total Estimated Fair Value
NAIC Designation	1	2	3	4	5	6
	(Dollars in millions)
September 30, 2026
U.S. corporate	$41,812	$33,982	$3,052	$1,335	$88	$23	$80,292
Foreign corporate	20,123	34,103	2,999	477	23	32	57,757
RMBS	40,023	1,328	123	17	—	4	41,495
Foreign government	28,294	7,358	2,101	1,532	27	21	39,333
U.S. government and agency	31,426	297	—	—	—	—	31,723
ABS & CLO	20,367	3,490	256	80	38	16	24,247
Municipals	9,137	392	24	—	—	—	9,553
CMBS	8,506	89	—	—	12	10	8,617
Total fixed maturity securities AFS, excluding Reinsurance activity	$199,688	$81,039	$8,555	$3,441	$188	$106	$293,017
Percentage of total	68.1%	27.7%	2.9%	1.2%	0.1%	—%	100.0%
Reinsurance activity	10,787	6,157	320	56	104	—	17,424
Total fixed maturity securities AFS	$210,475	$87,196	$8,875	$3,497	$292	$106	$310,441
December 31, 2025
U.S. corporate	$43,731	$34,802	$2,930	$1,451	$88	$46	$83,048
Foreign corporate	19,541	35,132	3,038	470	71	8	58,260
RMBS	40,736	1,502	166	19	4	4	42,431
Foreign government	30,069	6,679	1,828	1,398	34	20	40,028
U.S. government and agency	33,387	319	—	—	—	—	33,706
ABS & CLO	17,455	2,944	285	41	31	1	20,757
Municipals	10,161	392	26	—	—	—	10,579
CMBS	8,778	107	—	—	21	16	8,922
Total fixed maturity securities AFS, excluding Reinsurance activity	$203,858	$81,877	$8,273	$3,379	$249	$95	$297,731
Percentage of total	68.5%	27.5%	2.8%	1.1%	0.1%	—%	100.0%
Reinsurance activity	13,134	4,684	206	96	80	—	18,200
Total fixed maturity securities AFS	$216,992	$86,561	$8,479	$3,475	$329	$95	$315,931

U.S. and Foreign Corporate Fixed Maturity Securities AFS
We maintain a broadly diversified portfolio of corporate fixed maturity securities AFS across many industries and issuers. This portfolio did not have any exposure to any single issuer in excess of 1% of total investments at either September 30, 2026 or December 31, 2025. The top 10 holdings comprised 1% of total investments at both September 30, 2026 and December 31, 2025. The table below presents our U.S. and foreign corporate securities portfolios by industry at:

	September 30, 2026		December 31, 2025
Industry	Estimated Fair Value	% of Total	Estimated Fair Value	% of Total
	(Dollars in millions)
Finance	$33,076	24.0%	$33,265	23.5%
Consumer (cyclical and non-cyclical)	27,521	19.9	28,297	20.0
Utility	26,492	19.2	26,853	19.0
Industrial (basic, capital goods and other)	13,871	10.0	15,085	10.7
Transportation	13,304	9.6	13,572	9.6
Communications	9,341	6.8	9,651	6.8
Energy	7,950	5.8	8,160	5.8
Technology	5,068	3.7	4,907	3.5
Other	1,426	1.0	1,518	1.1
Total U.S. and foreign corporate fixed maturity securities AFS, excluding Reinsurance activity	$138,049	100.0%	$141,308	100.0%
Reinsurance activity	8,548		7,240
Total U.S. and foreign corporate fixed maturity securities AFS	$146,597		$148,548
Structured Products
Our investments in Structured Products are collateralized by residential mortgages, commercial mortgages, bank loans and other assets. Our investment selection criteria and monitoring include review of credit ratings, characteristics of the assets underlying the securities, borrower characteristics and the level of credit enhancement. We held $74.4 billion and $72.1 billion of Structured Products at estimated fair value, at September 30, 2026 and December 31, 2025, respectively, as presented in the RMBS, ABS & CLO, and CMBS sections below.

RMBS
Our RMBS portfolio is broadly diversified by security type and risk profile. The following table presents our RMBS portfolio by security type, risk profile and ratings profile at:

	September 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Security type
Collateralized mortgage obligations	$25,376	61.2%	$(2,020)	$25,704	60.6%	$(468)
Pass-through mortgage-backed securities	16,119	38.8	(1,605)	16,727	39.4	(669)
Total RMBS, excluding Reinsurance activity	$41,495	100.0%	$(3,625)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,186		(149)	2,987		(11)
Total RMBS	$43,681		$(3,774)	$45,418		$(1,148)
Risk profile
Agency	$25,270	61.0%	$(2,725)	$27,064	63.8%	$(972)
Non-Agency
Prime and prime investor	9,055	21.8	(565)	8,303	19.6	(119)
Nonqualified residential mortgage ("NQM") and alternative residential mortgage loans ("Alt-A")	1,881	4.5	(32)	1,780	4.2	11
Reperforming and sub-prime	3,083	7.4	(270)	3,355	7.9	(67)
Other (1)	2,206	5.3	(33)	1,929	4.5	10
Subtotal Non-Agency	16,225	39.0%	(900)	15,367	36.2%	(165)
Total RMBS, excluding Reinsurance activity	$41,495	100.0%	$(3,625)	$42,431	100.0%	$(1,137)
Reinsurance activity	2,186		(149)	2,987		(11)
Total RMBS	$43,681		$(3,774)	$45,418		$(1,148)
Ratings profile
Rated Aaa and Aa	$37,040	89.3%		$37,374	88.1%
Designated NAIC 1	$40,015	96.4%		$40,736	96.0%
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

ABS & CLO
Our non-mortgage loan-backed structured securities are comprised of two broad categories of securitizations: ABS and CLO. These portfolios are broadly diversified by collateral type and issuer. The following table presents our ABS & CLO portfolios by collateral type and ratings profile at:

	September 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
ABS
Collateral type
Digital infrastructure	$2,561	10.6%	$(91)	$2,070	10.0%	$(8)
Consumer loans	1,384	5.7	(23)	1,203	5.8	(2)
Student loans	1,060	4.4	(48)	896	4.3	(19)
Vehicle and equipment loans	1,162	4.7	(8)	886	4.3	8
Credit card	847	3.5	(3)	855	4.1	15
Franchise	908	3.7	(45)	739	3.6	(16)
Other (1)	9,059	37.4	(446)	7,103	34.2	(123)
Total	16,981	70.0%	(664)	13,752	66.3%	(145)
CLO (2)	7,266	30.0%	—	7,005	33.7%	8
Total ABS & CLO, excluding Reinsurance activity	$24,247	100.0%	$(664)	$20,757	100.0%	$(137)
Reinsurance activity	3,604		(92)	2,140		12
Total ABS & CLO	$27,851		$(756)	$22,897		$(125)
ABS ratings profile
Rated Aaa and Aa	$4,967	29.3%		$3,781	27.5%
Designated NAIC 1	$13,570	79.9%		$10,945	79.6%
CLO ratings profile
Rated Aaa and Aa	$5,030	69.2%		$5,137	73.3%
Designated NAIC 1	$6,807	93.7%		$6,555	93.6%
ABS & CLO ratings profile
Rated Aaa and Aa	$9,997	41.2%		$8,918	43.0%
Designated NAIC 1	$20,377	84.0%		$17,500	84.3%
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

CMBS
Our CMBS portfolio is comprised primarily of conduit, single asset and single borrower securities. Conduit securities are collateralized by many commercial mortgage loans and are broadly diversified by property type, borrower and geography. The following tables present our CMBS portfolio by collateral type and ratings profile at:

	September 30, 2026			December 31, 2025
	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)	Estimated Fair Value	% of Total	Net Unrealized Gains (Losses)
	(Dollars in millions)
Collateral type
Conduit	$4,006	46.5%	$(276)	$4,314	48.4%	$(124)
Single asset and single borrower	2,375	27.6	(54)	2,259	25.3	(35)
Agency	1,021	11.8	(204)	1,206	13.5	(100)
Commercial real estate CLO	183	2.1	1	150	1.7	1
Other	1,032	12.0	(41)	993	11.1	(4)
Total CMBS, excluding Reinsurance activity	$8,617	100.0%	$(574)	$8,922	100.0%	$(262)
Reinsurance activity	864		(41)	812		—
Total CMBS	$9,481		$(615)	$9,734		$(262)
Ratings profile
Rated Aaa and Aa	$6,865	79.7%		$7,017	78.6%
Designated NAIC 1	$8,504	98.7%		$8,779	98.4%
Evaluation of Fixed Maturity Securities AFS for Credit Loss, Rollforward of ACL and Credit Loss on Fixed Maturity Securities AFS Recognized in Earnings
See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information about the evaluation of fixed maturity securities AFS for credit loss, rollforward of the ACL, net credit loss provision (release) and impairment (losses), as well as realized gross gains (losses) on sales and disposals of fixed maturity securities AFS at and for the nine months ended September 30, 2026.
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
We participate in securities lending transactions, repurchase agreements and third-party custodian administered programs with unaffiliated financial institutions in the normal course of business for the purpose of enhancing the total return on our investment portfolio.
Securities lending transactions and repurchase agreements: We account for these arrangements as secured borrowings and record a liability in the amount of the cash received. We obtain collateral, usually cash, from the borrower, which must be returned to the borrower when the securities are returned to us. Through these arrangements, we were liable for cash collateral under our control of $16.6 billion and $15.2 billion at September 30, 2026 and December 31, 2025, respectively, including a portion that may require the immediate return of cash collateral we hold. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as “Summary of Significant Accounting Policies — Investments — Securities Lending Transactions and Repurchase Agreements” in Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report for further information about the secured borrowings accounting and the classification of revenues and expenses.
Third-party custodian administered programs: The estimated fair value of securities we own which are loaned in connection with these programs was $651 million and $640 million at September 30, 2026 and December 31, 2025, respectively. The estimated fair value of the related non-cash collateral on deposit with third-party custodians on our behalf, which is not reflected in our interim condensed consolidated financial statements and cannot be sold or re-pledged, was $674 million and $658 million at September 30, 2026 and December 31, 2025, respectively.

Mortgage Loans
Our mortgage loan investments are principally collateralized by commercial, agricultural and residential properties. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements, as well as Note 1 of the Notes to the Consolidated Financial Statements included in the 2025 Annual Report, for further information.
Mortgage loans carried at amortized cost and the related ACL are summarized as follows at:

	September 30, 2026				December 31, 2025
Portfolio Segment	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost	Amortized Cost	% of Total	ACL	ACL as % of Amortized Cost
	(Dollars in millions)
Commercial	$38,338	50.3%	$925	2.4%	$42,406	55.2%	$659	1.6%
Agricultural	18,495	24.2	120	0.6%	18,284	23.8	108	0.6%
Residential	19,365	25.4	242	1.2%	16,060	20.9	251	1.6%
Mortgage loans held-for-sale	65	0.1	—	—%	35	0.1	—	—%
Mortgage loans, excluding Reinsurance activity and Third-party mortgage loan activity	$76,263	100.0%	$1,287	1.7%	$76,785	100.0%	$1,018	1.3%
Reinsurance activity	3,438		34		2,487		28
Third-party mortgage loan activity	5,659		200		6,514		147
Mortgage loans	$85,360		$1,521		$85,786		$1,193
We diversify our mortgage loan investments by both geographic region and property type to reduce the risk of concentration. Of our commercial and agricultural mortgage loans carried at amortized cost, 87% are collateralized by properties located in the U.S., with the remaining 13% collateralized by properties located primarily in Mexico, the U.K. and Chile at September 30, 2026. The carrying values of our commercial and agricultural mortgage loans collateralized by properties located in California, Texas and New York were 18%, 7% and 7%, respectively, of total commercial and agricultural mortgage loans at September 30, 2026. Additionally, we manage risk when originating commercial and agricultural mortgage loan investments by generally lending up to 75% of the estimated fair value of the underlying real estate collateral.
We manage our residential mortgage loans carried at amortized cost in a similar manner to reduce risk of concentration, with 92% collateralized by properties located in the U.S., and the remaining 8% collateralized by properties located in Chile, at September 30, 2026. The carrying values of our residential mortgage loans collateralized by properties located in California, Florida and New York were 33%, 11% and 7%, respectively, of total residential mortgage loans at September 30, 2026.

Commercial Mortgage Loans by Geographic Region and Property Type. Commercial mortgage loans are the largest mortgage loan portfolio segment. The tables below present, at amortized cost, the diversification of these investments across geographic regions and property types:

	September 30, 2026		December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in millions)
Region
Pacific	$8,141	21.2%	$8,395	19.8%
Non-U.S.	6,577	17.2	7,076	16.7
Middle Atlantic	4,681	12.2	5,699	13.4
South Atlantic	4,899	12.8	5,205	12.3
West South Central	2,716	7.1	3,260	7.7
Mountain	2,311	6.0	2,348	5.5
New England	2,049	5.3	2,249	5.3
East North Central	1,144	3.0	1,185	2.8
East South Central	412	1.1	451	1.1
West North Central	396	1.0	401	0.9
Multi-Region and Other	5,012	13.1	6,137	14.5
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	$38,338	100.0%	$42,406	100.0%
Reinsurance activity	1,041		832
Third-party mortgage loan activity	5,165		6,162
Total amortized cost	$44,544		$49,400
Less: ACL	1,127		807
Carrying value, net of ACL	$43,417		$48,593
Property Type
Office	$14,175	37.0%	$16,088	38.0%
Apartment	7,236	18.9	7,669	18.1
Retail	5,909	15.4	6,013	14.2
Single Family Rental	3,365	8.8	4,221	9.9
Industrial	3,256	8.5	3,611	8.5
Hotel	2,896	7.5	3,134	7.4
Warehouse Revolvers	1,425	3.7	1,578	3.7
Other	76	0.2	92	0.2
Total amortized cost, excluding Reinsurance activity and Third-party mortgage loan activity	38,338	100.0%	42,406	100.0%
Reinsurance activity	1,041		832
Third-party mortgage loan activity	5,165		6,162
Total amortized cost	$44,544		$49,400
Less: ACL	1,127		807
Carrying value, net of ACL	$43,417		$48,593

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
LTV ratios and DSCR are common measures in the assessment of the quality of commercial mortgage loan investments. LTV ratios are a common measure in the assessment of the quality of agricultural mortgage loan investments. LTV ratios compare the amount of the loan to the estimated fair value of the underlying collateral. An LTV ratio greater than 100% indicates that the loan amount is greater than the collateral value. An LTV ratio of less than 100% indicates an excess of collateral value over the loan amount. Generally, the higher the LTV ratio, the higher the risk of experiencing a credit loss. The DSCR compares a property’s net operating income to amounts needed to service the principal and interest due under the loan. Generally, the lower the DSCR, the higher the risk of experiencing a credit loss. For our commercial mortgage loans, our average LTV ratio was 70% and 68% at September 30, 2026 and December 31, 2025, respectively, and our average DSCR was 2.1x at both September 30, 2026 and December 31, 2025. The DSCR and the values utilized in calculating the ratio are updated routinely. In addition, the LTV ratio is routinely updated for all but the lowest risk loans as part of our ongoing review of our commercial mortgage loan investments. For our agricultural mortgage loans, our average LTV ratio was 46% at both September 30, 2026 and December 31, 2025. The values utilized in calculating the LTV ratio of our agricultural mortgage loan investments are developed in connection with the ongoing review of our portfolio and are routinely updated.
The distribution of our commercial mortgage loan portfolios totaling $38.3 billion at amortized cost at September 30, 2026 by key credit quality indicators of LTV and DSCR was as follows:

	September 30, 2026
	DSCR
LTV	> 1.2x	1.0-1.2x	< 1.0x	Total
<65%	54.1%	1.6%	1.1%	56.8%
65% - 75%	12.8%	1.1%	1.1%	15.0%
76% - 80%	5.1%	0.6%	0.5%	6.2%
>80%	13.8%	3.7%	4.5%	22.0%
Total	85.8%	7.0%	7.2%	100.0%
The distribution of our agricultural mortgage loan portfolios totaling $18.5 billion at amortized cost at September 30, 2026 by the key credit quality indicator of LTV was as follows:

September 30, 2026
LTV	Total
<65%	92.2%
65% - 75%	6.3%
76% - 80%	0.1%
>80%	1.4%
Total	100.0%

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
The carrying value of our real estate investments was $12.8 billion and $13.4 billion at September 30, 2026 and December 31, 2025, respectively, or 2.7% and 2.8% of cash and invested assets at September 30, 2026 and December 31, 2025, respectively.
Our real estate investments are typically stabilized properties that we intend to hold for the longer-term for portfolio diversification and long-term appreciation. Our real estate investment portfolio had appreciated to a $3.6 billion unrealized gain position at September 30, 2026.
We continuously monitor and assess our real estate investments for impairment when facts and circumstances indicate that the real estate may be impaired. As a result of our impairment analysis, we recorded an impairment loss of $214 million and $18 million for the nine months ended September 30, 2026 and 2025, respectively.
We diversify our real estate investments by property type, form of equity interest (wholly-owned, joint venture and funds) and geographic region to reduce risk of concentration. See Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for a summary of our real estate investments by income type, as well as income earned.
OLPI
OLPI are comprised of investments in private funds, including private equity funds. At September 30, 2026 and December 31, 2025, the carrying value of OLPI was $14.6 billion and $14.7 billion, respectively. OLPI were 3.1% of cash and invested assets at both September 30, 2026 and December 31, 2025. Cash distributions on these investments are generated from investment gains, operating income from the underlying investments of the funds and liquidation of the underlying investments of the funds.
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

Other Invested Assets
The following table presents the carrying value of our other invested assets by type at:

	September 30, 2026		December 31, 2025
Asset Type	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in millions)
Freestanding derivatives with positive estimated fair values	$6,678	40.5%	$7,020	43.4%
Company-owned life insurance policies (“COLI”)	1,897	11.5	1,832	11.3
Direct financing leases	1,319	8.0	1,333	8.2
Annuities funding structured settlement claims	1,234	7.5	1,244	7.7
Operating joint ventures	1,124	6.8	1,235	7.6
Federal Home Loan Bank of New York (“FHLBNY”) common stock	702	4.3	700	4.3
Tax credit and renewable energy partnerships	1,119	6.8	676	4.2
Funds withheld	460	2.8	478	3.0
Leveraged leases	240	1.5	365	2.3
Other	1,706	10.3	1,310	8.0
Total other invested assets, excluding Reinsurance activity	$16,479	100.0%	$16,193	100.0%
Reinsurance activity	246		139
Total other invested assets	$16,725		$16,332
Percentage of cash and invested assets, excluding Reinsurance activity	3.5%		3.4%
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
Investment Commitments
We enter into the following commitments in the normal course of business for the purpose of enhancing the total return on our investment portfolio: mortgage loan commitments and commitments to fund partnership investments, bank credit facilities and private corporate bond investments. See Note 18 of the Notes to the Interim Condensed Consolidated Financial Statements for the amount of our unfunded investment commitments at September 30, 2026 and December 31, 2025. See “Net Investment Income” and “Net Investment Gains (Losses)” in Note 9 of the Notes to the Interim Condensed Consolidated Financial Statements for information on the investment income, investment expense, gains and losses from such investments and the liability for credit loss for unfunded mortgage loan commitments. See also “— Fixed Maturity Securities AFS and Equity Securities,” “— Mortgage Loans,” “— Real Estate and REJVs” and “— OLPI.”

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
•Information about the primary underlying risk exposure, gross notional amount, and estimated fair value of our derivatives by type of hedge designation, excluding embedded derivatives held at September 30, 2026 and December 31, 2025.
•The statement of operations effects of derivatives in net investments in foreign operations, cash flow, fair value, or nonqualifying hedging relationships for the three months and nine months ended September 30, 2026 and 2025.
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

Short-term Liquidity and Liquid Assets
At September 30, 2026 and December 31, 2025, our short-term liquidity position was $19.6 billion and $18.1 billion, respectively, while liquid assets were $175.2 billion and $184.5 billion, respectively.
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

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Sources:
Operating activities, net	$6,915	$10,016
Net change in PABs	10,324	5,788
Net change in payables for collateral under securities loaned and other transactions	1,400	—
Long-term debt issued	70	743
Subordinated debt securities issued	1,000	1,000
Net change in notes issued by CFEs	765	—
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	—	309
Total sources	20,474	17,856
Uses:
Investing activities, net	17,831	11,321
Net change in payables for collateral under securities loaned and other transactions	—	90
Long-term debt repaid	237	609
Collateral financing arrangement repaid	98	78
Derivatives with certain financing elements and other derivative-related transactions, net	223	132
Net change in mortgage loan secured financing	780	526
Treasury stock acquired in connection with share repurchases	2,128	2,423
Redemption of preferred stock	—	988
Preferred stock redemption premium	—	12
Dividends on preferred stock	122	163
Dividends on common stock	1,134	1,134
Other, net	33	215
Effect of change in foreign currency exchange rates on cash and cash equivalents balances	134	—
Total uses	22,720	17,691
Change in cash and cash equivalents	$(2,246)	$165
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
Credit and Committed Facilities
At September 30, 2026, the Company maintained its unsecured revolving credit facility (the “Credit Facility”), as well as certain committed facilities (the “Committed Facilities”). When drawn upon, these facilities bear interest at varying rates in accordance with the respective agreements.
Information on the Credit Facility and Committed Facilities at September 30, 2026 was as follows:

Account Party/Borrower(s)	Maximum Capacity	Letters of Credit Issued	Drawdowns	Unused Commitments
	(In millions)
Credit Facility:
MetLife, Inc. and MetLife Funding, Inc.	$3,000	$304	$—	$2,696

Committed Facilities:
MetLife Reinsurance Company of Vermont and MetLife, Inc.	$350	$350	$—	$—
MetLife Reinsurance Company of Vermont and MetLife, Inc.	2,865	2,407	—	458
Total Committed Facilities	$3,215	$2,757	$—	$458
Debt Outstanding
The following table summarizes our outstanding debt at:

	September 30, 2026	December 31, 2025
	(In millions)
Short-term debt (1)	$289	$355
Long-term debt (2)	$14,301	$14,467
Collateral financing arrangement	$254	$352
Subordinated debt securities (3)	$5,145	$4,155
__________________
(1)This is non-recourse to MetLife, Inc., subject to customary exceptions. Certain subsidiaries have pledged assets to secure this debt.
(2)Includes $404 million and $411 million of long-term debt that is non-recourse to MetLife, Inc. and Metropolitan Life Insurance Company (“MLIC”), subject to customary exceptions, at September 30, 2026 and December 31, 2025, respectively. Certain investment subsidiaries have pledged assets to secure this debt.

(3)Includes $1.0 billion of subordinated debt issued in February 2026. See Note 12 of the Notes to the Interim Condensed Consolidated Financial Statements for additional information.
Certain of our debt instruments and Committed Facilities, as well as our Credit Facility, contain various administrative, reporting, legal and financial covenants. We believe we were in compliance with all applicable financial covenants at September 30, 2026.
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
For the nine months ended September 30, 2026 and 2025, MetLife, Inc. paid dividends on its preferred stock of $122 million and $163 million, respectively. For both the nine months ended September 30, 2026 and 2025, MetLife, Inc. paid dividends on its common stock of $1.1 billion.
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
Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs
See “— Investments — Securities Lending Transactions, Repurchase Agreements and Third-Party Custodian Administered Programs.”
Mortgage Loan Secured Financing
See “— Investments — Mortgage Loans.”
Insurance Liabilities
Liabilities arising from our insurance activities primarily relate to benefit payments under various life insurance, annuity and group pension products, as well as payments for policy surrenders, withdrawals and loans. For annuity or deposit type products, surrender or lapse behavior differs somewhat by segment. In Corporate & Other, which includes individual annuities, lapses and surrenders tend to occur in the normal course of business. For the nine months ended September 30, 2026, general account surrenders and withdrawals from annuity products were $613 million. In the RIS segment, which includes pension risk transfers, bank-owned life insurance and other fixed annuity contracts, as well as funding agreements and other capital market products, most of the products offered have fixed maturities or fairly predictable surrenders or withdrawals. With regard to the RIS business products that provide customers with limited rights to accelerate payments, at September 30, 2026, there were funding agreements totaling $121 million that could be put back to the Company.

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
Liquid Assets
At September 30, 2026 and December 31, 2025, MetLife holding companies had $3.4 billion and $3.6 billion, respectively, in liquid assets. Of these amounts, $2.4 billion and $2.0 billion were held by MetLife, Inc., and $1.0 billion and $1.6 billion were held by other MetLife holding companies at September 30, 2026 and December 31, 2025, respectively.
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
The table below sets forth the dividends permitted to be paid in 2026 by MetLife, Inc.’s primary U.S. insurance subsidiaries without insurance regulatory approval and the actual dividends paid for the nine months ended September 30, 2026:

Company	Paid (1)	Permitted Without Approval (2)
	(In millions)
MLIC	$1,620	$2,121
American Life Insurance Company	$1,333	$2,219
Metropolitan Tower Life Insurance Company	$366	$547
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
In addition to the amounts presented in the table above, for the nine months ended September 30, 2026, MetLife, Inc. also received from certain other subsidiaries cash dividends totaling $226 million and cash returns of capital totaling $12 million.
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
Long-term Debt Outstanding
The following table summarizes the outstanding long-term debt of MetLife, Inc. at:

	September 30, 2026	December 31, 2025
	(In millions)
Long-term debt — unaffiliated	$13,839	$13,999
Long-term debt — affiliated	$1,448	$1,451
Subordinated debt securities	$4,450	$3,461
Affiliated Capital and Lending Transactions
For the nine months ended September 30, 2026 and 2025, MetLife, Inc. invested a net amount of $155 million and $25 million, respectively, in various subsidiaries.

MetLife, Inc. lends funds, as necessary, through credit agreements or otherwise to its subsidiaries and affiliates, some of which are regulated, to meet their capital requirements or to provide liquidity. MetLife, Inc. had loans to subsidiaries outstanding of $185 million and $0 at September 30, 2026 and December 31, 2025, respectively. In March 2026, MetLife Services and Solutions, LLC (“MSS”) issued a $300 million short-term note to MetLife, Inc., bearing interest at the three-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate plus 1.24%. MSS repaid $60 million and $70 million of the short-term note to MetLife, Inc. in cash in June 2026 and September 2026, respectively.
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
There were no material changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Purchases of MetLife, Inc. common stock made by or on behalf of MetLife, Inc. or its affiliates during the quarter ended September 30, 2026 are set forth below:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2026	2,331,398	$92.56	2,331,398	$406,685,935
August 1 - August 31, 2026	2,909,369	$96.41	2,909,369	$3,126,186,544
September 1 - September 30, 2026	1,596,844	$96.44	1,596,844	$2,972,186,004
Total	6,837,611		6,837,611
__________________
(1)During the periods presented, separate account index funds did not purchase any MetLife, Inc. common stock on the open market in non-discretionary transactions.
(2)In August 2026, MetLife, Inc. announced that its Board of Directors authorized an additional $3.0 billion of common stock repurchases. At September 30, 2026, MetLife, Inc. had $3.0 billion of common stock repurchases remaining under its authorization. Neither the authorization remaining, nor the amount repurchased, reflect the applicable excise tax payable in connection with such repurchases. For more information on our common stock authorizations and common stock repurchases, including the excise tax payable in connection therewith, see Note 13 of the Notes to the Interim Condensed Consolidated Financial Statements. See also “Risk Factors — Capital Risks — We May Not be Able to Pay Dividends or Repurchase Our Stock Due to Legal and Regulatory Restrictions or Cash Buffer Needs” included in the 2025 Annual Report.

Item 5. Other Information
Securities trading plans
During the three months ended September 30, 2026, none of our Section 16 officers or directors (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit No.	Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).					X

Glossary
Throughout this Form 10-Q, the Company may use certain abbreviations, acronyms and terms which are further detailed below.

A.M. Best	A.M. Best Company, Inc.	Company Action Level RBC	Minimum level of TAC before corrective action commences is twice authorized control level RBC
ABO	Accumulated Benefit Obligations	Credit Facility	Unsecured revolving credit facility
ABS & CLO	Asset-Backed Securities and Collateralized Loan Obligations	CRO	Chief Risk Officer
ACL	Allowance For Credit Loss	C-ROSS	China Risk Oriented Solvency System
AD&D	Accidental Death and Dismemberment	CSRD	Corporate Sustainability Reporting Directive
AFS	Available-For-Sale	Cybersecurity Model Law	NAIC’s Insurance Data Security Model Law
AI	Artificial Intelligence	DAC	Deferred Policy Acquisition Costs
ALM	Asset/Liability Management	Deferred Shares	Awards that have become payable in shares but the issuance of which has been deferred
Alt-A	Alternative Residential Mortgage Loans	Delaware Commissioner	Delaware Commissioner of Insurance
American Life	American Life Insurance Company	Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
AOCI	Accumulated Other Comprehensive Income (Loss)	DOL	U.S. Department of Labor
APBO	Accumulated Postretirement Benefit Obligation	DPL	Deferred Profit Liability
ASO	Administrative Services-Only	DSCR	Debt Service Coverage Ratios
ASU	Accounting Standards Update	EEA	European Economic Area
AUM	Assets Under Management	EMEA	Europe, the Middle East and Africa
Authorized Control Level RBC	Authorized Control Level RBC, calculated in the manner prescribed by the NAIC	ERC	Enterprise Risk Committee
Brighthouse	Brighthouse Financial, Inc. and its Subsidiaries	ERISA	Employee Retirement Income Security Act of 1974
CBIRC	The China Banking and Insurance Regulatory Commission	ERM	Enterprise Risk Management
CCPA	California Consumer Privacy Act	EU	European Union
CEO	Chief Executive Officer	EU AI Act	European Union’s Artificial Intelligence Act
CFEs	Collateralized Financing Entities	Exchange Act	Securities Exchange Act of 1934, as amended
CFO	Chief Financial Officer	Farmer Mac	Federal Agricultural Mortgage Corporation
CFPB	Consumer Financial Protection Bureau	FASB	Financial Accounting Standards Board
CFTC	Commodity Futures Trading Commission	FDIC	Federal Deposit Insurance Corporation
Chariot	Chariot Holding Company, LP	Federal Reserve	Federal Reserve Board & Federal Reserve Bank of New York
Chariot Re	Chariot Reinsurance, Ltd.	Federal Reserve Board	Board of Governors of the Federal Reserve System
CISO	Chief Information Security Officer	FHLBNY	Federal Home Loan Bank of New York
CLO Investments	CLO Fund Investments	FINRA	Financial Industry Regulatory Authority
CLOs	Collateralized Loan Obligations	FIO	Federal Insurance Office
CMBS	Commercial Mortgage-Backed Securities	Fitch	Fitch Ratings Inc.
COLI	Company-Owned Life Insurance Policies	FPBs	Future Policy Benefits
Committed Facilities	Credit Facility, as well as certain committed facilities	FSA	Financial Services Agency in Japan

FSB	Financial Stability Board	MrH	MetLife Reinsurance Company of Hamilton, Ltd.
FSOC	Financial Stability Oversight Council	MRV	MetLife Reinsurance Company of Vermont
FVO	Fair Value Option	MSS	MetLife Services and Solutions, LLC
GAAP	Accounting principles generally accepted in the United States of America	MTL	Metropolitan Tower Life Insurance Company
GCC	Group Capital Calculation	NAIC	National Association of Insurance Commissioners
GDPR	General Data Protection Regulation	NAV	Net Asset Value
GICs	Guaranteed Interest Contracts	Nebraska Director	Director of the Nebraska Department of Insurance
GILTI	Global Intangible Low-Taxed Income	NGEs	Non-Guaranteed Elements
GMABs	Guaranteed Minimum Accumulation Benefits	NIFO	Net investment in a foreign operation
GMCR	Guaranteed Minimum Crediting Rates	Non-Bank SIFI	Non-Bank Systemically Important Financial Institution
GMDBs	Guaranteed Minimum Death Benefits	NPR	Net Premium Ratio
GMIBs	Guaranteed Minimum Income Benefits	NQM	Nonqualified Residential Mortgage
GMWBs	Guaranteed Minimum Withdrawal Benefits	NRSRO	Nationally Recognized Statistical Rating Organizations
GMXBs	Guaranteed Minimum Benefits	NYDFS	New York State Department of Financial Services
IAIGs	Internationally Active Insurance Groups	OCI	Other Comprehensive Income (Loss)
IAIS	International Association of Insurance Supervisors	OLPI	Other Limited Partnership Interests
IBNP	Incurred But Not Paid	OTC	Over-the-Counter
IBNR	Incurred But Not Reported	OTC-bilateral	Bilateral contracts between two counterparties
IMR	Interest Maintenance Reserve	OTC-cleared	OTC derivatives are cleared and settled through central clearing counterparties
Invested Plans	Assets of the qualified pension plans and postretirement medical plans	PABs	Policyholder Account Balances
IRS	Internal Revenue Service	PBO	Projected Benefit Obligation
LDTI	Long-Duration Targeted Improvements	PCAOB	Public Company Accounting Oversight Board
LDTI Transition Date	January 1, 2021	Phantom Stock-Based Awards	Cash-settled awards based in whole or in part on the price of shares or changes in the price of shares
LIBOR	London Interbank Offered Rate	PineBridge	PineBridge Investments
LTV	Loan-To-Value	PTE	Prohibited Transaction Exemption
MetLife Malaysia	AmMetLife Insurance Berhad (Malaysia) and AmMetLife Takaful Berhad (Malaysia)	RBC	Risk-Based Capital
MetLife Ukraine	PJSC MetLife	RCC	Replacement Capital Covenant
MIM	MetLife Investment Management, the Company’s institutional asset management business	REJVs	Real Estate Joint Ventures
MLIC	Metropolitan Life Insurance Company	Retiree VEBA	U.S. Retiree Health and Welfare Benefit Obligations
Moody’s	Moody’s Investors Service, Inc.	RIS	Retirement and Income Solutions
MoRe	Missouri Reinsurance, Inc.	RMBS	Residential Mortgage-Backed Securities
MrB	MetLife Reinsurance Company of Bermuda, Ltd.	ROU	Right-of-Use
MRB	Market Risk Benefit	SCL	Special Considerations Letter
MRC	MetLife Reinsurance Company of Charleston	SEC	U.S. Securities and Exchange Commission

Separation	Distribution of shares of Brighthouse Financial, Inc. common stock to the MetLife, Inc. common shareholders	TAC	Total Adjusted Capital, calculated in the manner prescribed by the NAIC
Series A preferred stock	Non-Cumulative Preferred Stock, Series A	TRRs	Total Rate of Return Swaps
Series D preferred stock	5.875% Fixed-To-Floating Rate Non-Cumulative Preferred Stock, Series D	U.K.	United Kingdom
Series E preferred stock	5.625% Non-Cumulative Preferred Stock, Series E	U.S.	United States
Series F preferred stock	4.75% Non-Cumulative Preferred Stock, Series F	ULSG	Universal and Variable Universal Life Policies with Secondary Guarantees
Series G preferred stock	3.850% Fixed Rate Reset Non-Cumulative Preferred Stock, Series G	Unit-linked and FVO Securities	Contractholder-directed equity securities and FVO securities
SOFR	Secured Overnight Financing Rate	Unit-linked investments	Contractholder-directed investments supporting unit-linked variable annuity type liabilities
SSG	Structured Securities Group	UREV	Unearned Revenue
Statement-Based Combined RBC Ratio	Internally defined Combined RBC Ratio	VIEs	Variable Interest Entities
Statutory Codification	Codification of Statutory Accounting Principles	VM	Valuation Manual
Structured Products	RMBS, ABS & CLO and CMBS	VOBA	Value of Business Acquired
Superintendent	New York Superintendent of Financial Services	VOCRA	Value of Customer Relationships Acquired
S&P	Standard & Poor’s Global Ratings	VODA	Value of Distribution Agreements

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METLIFE, INC.

By:	/s/ Adrienne O’Neill
Name: Adrienne O’Neill Title: Executive Vice President and Chief Accounting Officer (Authorized Signatory and Principal Accounting Officer)
Date: November 5, 2026